Form 10-K
period 1997-12-31
IC ISAACS & CO INC
filed 1998-03-27
CIK 1041179

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED                            COMMISSION FILE NO. 0-23379

  DECEMBER 31, 1997

                          I.C. ISAACS & COMPANY, INC.
               (Exact name of registrant as specified in charter)

                        DELAWARE                                                 52-1377061
            (State or other jurisdiction of                                    (IRS employer
             incorporation or organization)                                 identification no.)

         3840 BANK STREET, BALTIMORE, MARYLAND                                   21224-2522
        (Address of principal executive office)                                  (Zip code)

       Registrant's telephone number, including area code: (410) 342-8200

          Securities Registered Pursuant to Section 12(b) of the Act:
                                      NONE

          Securities Registered Pursuant to Section 12(g) of the Act:
                                Title of Class:

                    COMMON STOCK, $.001 PAR VALUE PER SHARE

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K [ ].

    As of March 26, 1998, the aggregate market value of the outstanding shares of the Registrant's Common Stock held by non-affiliates was approximately $39,483,738 based on the average closing price of the Common Stock as reported by the Nasdaq National Market on March 25, 1998. Determination of affiliate status for this purpose is not a determination of affiliate status for any other purpose.

    As of March 26, 1998, 8,320,000 shares of Common Stock were outstanding.

                       DOCUMENT INCORPORATED BY REFERENCE

Specified portions of the definitive Proxy Statement for the 1998 Annual Meeting of Stockholders of I.C. Isaacs & Company, Inc. are incorporated by reference into Part III hereof.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          I.C. ISAACS & COMPANY, INC.

                                   FORM 10-K

                               TABLE OF CONTENTS

                                                                                                          PAGE
                                                                                                        ---------
                                                     PART I

 ITEM 1.      BUSINESS................................................................................          1
 ITEM 2.      PROPERTIES..............................................................................         19
 ITEM 3.      LEGAL PROCEEDINGS.......................................................................         20
 ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.....................................         20

                                                     PART II

 ITEM 5.      MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS..................         21
 ITEM 6.      SELECTED FINANCIAL DATA.................................................................         22
 ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS...         24
 ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.............................................         32
 ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE....         32

                                                    PART III

*ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.........................................         32
*ITEM 11.     EXECUTIVE COMPENSATION..................................................................         32
*ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT..........................         32
*ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..........................................         32

                                                     PART IV

 ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K........................         32

 SIGNATURES...........................................................................................         36

------------------------

* Incorporated by reference from the Registrant's definitive Proxy Statement for the 1998 Annual Meeting of Stockholders to be held June 16, 1998. The Proxy Statement will be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

    "BOSS-Registered Trademark-," "Lord Isaacs-Registered Trademark-," "I. C. Isaacs-Registered Trademark-," "Pizzazz-Registered Trademark-" and "I.G. Design-Registered Trademark-" are trademarks of the Company. All other trademarks or service marks, including "Girbaud-Registered Trademark-" and "Marithe and Francois Girbaud-Registered Trademark-" (collectively, "Girbaud") and "Beverly Hills Polo Club-Registered Trademark-" appearing in this Annual Report on Form 10-K are the property of their respective owners and are not the property of the Company.

           IMPORTANT INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THOSE STATEMENTS INCLUDE STATEMENTS REGARDING THE INTENT, BELIEF OR CURRENT EXPECTATIONS OF I.C. ISAACS AND ITS MANAGEMENT. FOR EXAMPLE, STATEMENTS REGARDING THE COMPANY'S ANTICIPATED GROWTH STRATEGIES, EXPECTATIONS FOR 1998, THE ANTICIPATED COSTS SAVINGS IN CONNECTION WITH THE CLOSING OF THE NEWTON, MISSISSIPPI FACILITY AND THE ESTIMATED CHARGE TO FIRST QUARTER 1998 EARNINGS ARE FORWARD-LOOKING STATEMENTS WHICH ARE SUBJECT TO A VARIETY OF RISKS AND UNCERTAINTIES, MANY OF WHICH ARE BEYOND THE COMPANY'S CONTROL, WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE CONTEMPLATED IN SUCH FORWARD-LOOKING STATEMENTS, INCLUDING IN PARTICULAR THE RISKS AND UNCERTAINTIES DESCRIBED UNDER "RISK FACTORS" IN THE COMPANY'S PROSPECTUS WHICH INCLUDE, AMONG OTHER THINGS (I) CHANGES IN THE MARKETPLACE FOR THE COMPANY'S PRODUCTS, INCLUDING CUSTOMER TASTES, (II) THE INTRODUCTION OF NEW PRODUCTS OR PRICING CHANGES BY THE COMPANY'S COMPETITORS,
(III) CHANGES IN THE ECONOMY, AND (IV) TERMINATION OF ONE OR MORE OR ITS AGREEMENTS FOR USE OF THE BOSS, BEVERLY HILLS POLO CLUB AND GIRBAUD BRAND NAMES AND IMAGES IN THE MANUFACTURE AND SALE OF THE COMPANY'S PRODUCTS. EXISTING AND PROSPECTIVE INVESTORS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE HEREOF. THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE OR REVISE THE INFORMATION CONTAINED IN THIS ANNUAL REPORT ON FORM 10-K, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR CIRCUMSTANCES OR OTHERWISE.

                                     PART I

ITEM 1. BUSINESS

INTRODUCTION

    I.C. Isaacs & Company, Inc. (the "Company") is a designer, manufacturer and marketer of branded sportswear. Founded in 1913, the Company has assembled a portfolio of brands that addresses distinct fashion segments resulting in a diverse customer base. The Company offers full lines of sportswear for young men, women and boys under the BOSS brand in the United States and Puerto Rico and sportswear for men and women under the Beverly Hills Polo Club brand in the United States, Puerto Rico and Europe. In February 1998, the Company began offering collections of men's sportswear under the Girbaud brand in the United States and Puerto Rico. The Company intends to begin marketing women's sportswear under the Girbaud brand in the second quarter of 1998 for delivery during the 1998 holiday season. Through a focused strategy of providing fashionable, branded merchandise at value prices, the Company has emerged as a significant fashion source for youthful and contemporary consumers who purchase sportswear and outerwear through specialty and department stores. The Company also offers women's sportswear under various other Company-owned brand names as well as under third-party private labels.

    The Company manufactures and markets certain sportswear under the BOSS brand for sale at specified price points in the United States and Puerto Rico, subject to a concurrent use agreement. The Company has positioned the BOSS line to appeal to consumers who desire a fresh, urban, fashion-forward look. Through creative and innovative marketing, the Company has created powerful brand appeal for the BOSS line and has become an active influence in young men's fashion. The BOSS collection has been expanded from an initial line of denim products to a fully array of sportswear consisting of jeans, tee shirts, sweatshirts, shorts, knit and woven shirts and outerwear, many of which are characterized by innovative design, creative graphics and bold uses of color. The Company also markets a juniors' sportswear line under the BOSS brand for young women, which includes a full selection of denim products and active sportswear. Net sales of BOSS sportswear accounted for 74.6% and 72.6% of the Company's net sales in 1997 and 1996, respectively.

    The Company manufacturers and markets certain sportswear under the Beverly Hills Polo Club brand in the United States, Puerto Rico and Europe under an exclusive license. The Company targets men and women who desire updated traditional sportswear at competitive prices. To reach a broader demographic customer base, the Beverly Hills Polo Club collection combines contemporary design details and innovative fabrics with classic American sportswear styling. The Beverly Hills Polo Club collection consists primarily of cotton clothing, including jeans, pants, shorts, knit and woven shirts and outerwear targeting the active, image-conscious consumer. The Company's Beverly Hills Polo Club line was introduced in the spring of 1994. Net sales of Beverly Hills Polo Club sportswear accounted for 15.8% and 12.0% of the Company's net sales in 1997 and 1996, respectively.

    In November 1997, the Company acquired an exclusive license to manufacture and market certain men's sportswear under the Girbaud brand in the United States and Puerto Rico. In March 1998, the Company acquired an exclusive license to manufacture and market certain women's sportswear under the Girbaud brand in the United States and Puerto Rico. The Girbaud brand is an internationally recognized designer sportswear label with a distinct European influence. By targeting men who desire contemporary, international fashion, the Girbaud brand will enable the Company to address another consumer segment within its branded product portfolio. The Company intends to reposition the Girbaud line with a broader assortment of products, styles and fabrications reflecting a contemporary European look. In February 1998, the Company began marketing a fall collection of men's sportswear under the Girbaud brand including a broad array of bottoms, tops and outerwear. The Company plans to introduce a women's sportswear collection under the Girbaud brand in the second quarter of 1998 for delivery during the 1998 holiday season.

    The Company also manufactures and markets women's sportswear under its own "I.C. Isaacs," "Lord Isaacs" and "Pizzazz" brand names and under third-party private labels. The Company intends to continue to manufacture and market this sportswear for the foreseeable future.

COMPETITIVE STRENGTHS

    In the late 1980's, management made a decision to change the Company's marketing focus from a manufacturing-driven to a brand-driven strategy. As a result, the Company believes it has developed distinct competitive strengths which position it for continued success. The Company's key competitive strengths include:

    EMPHASIS ON BRAND IDENTITY. The Company believes that brand identity, as well as the image and lifestyle that a brand conveys, are important factors that influence retail purchasing decisions. The Company believes that the BOSS and Beverly Hills Polo Club brands have developed strong name recognition and consumer appeal. The Company has consistently positioned the BOSS line to be a fashion-forward brand with an urban attitude. The word "boss" conveys images of power and authority, and is commonly used by today's youth as an expression of excellence. Similarly, the Company believes that the Beverly Hills Polo Club brand name, together with the accompanying distinctive horse and rider logo, connotes a "classic American" upscale image with which retail consumers easily identify. In addition, Girbaud is an internationally recognized designer brand and is being positioned to appeal to contemporary consumers who desire high quality, European-influenced fashion. The combination of these brands enables the Company to offer a broad continuum of designs and products that are well-recognized by fashion-conscious consumers.

    COMBINATION OF FASHION AND VALUE. The Company is able to provide consumers with fashionable brand name sportswear at affordable prices. The BOSS and Beverly Hills Polo Club product lines both consistently provide exciting, fashion-forward products using fresh colors, striking graphic designs, unique fabrics, unusual trimmings and elaborate embroidery. The Company offers a wide array of traditional products such as jeans, tee shirts, polo shirts and sweatshirts that are updated with creative design details and innovative fabrics. The Company's manufacturing, sourcing and merchandising expertise enables it to provide its customers with fashion, image-oriented products at value prices. As a result, BOSS and Beverly Hills Polo Club products typically sell at retail prices below those of many well known designer brands. The Company anticipates that its Girbaud line of products will sell at retail prices below those of many other internationally recognized designer brands.

    CREATIVE AND INNOVATIVE MARKETING. The Company has built strong name recognition and brand image for its BOSS and Beverly Hills Polo Club products through a coordinated merchandising, advertising and promotion strategy. To reach its target customers who are image conscious and influenced by fashion, music and sports, the Company advertises its products using magazines such as VIBE, SOURCE, SLAM, SPORTSWEAR INTERNATIONAL, GQ AND POV, television shows and networks including Turner Network Television (TNT), Black Entertainment Television (BET), MTV: Music Television, Univision, Telemundo and various amateur and professional sporting events. The Company is also a sponsor of the Chicago Bulls, New York Knicks, New Jersey Nets, Atlanta Hawks, Detroit Pistons and Los Angeles Clippers professional basketball teams and promotes the image of its BOSS and Beverly Hills Polo Club products by providing celebrities with its branded clothing and featuring its products in television programs and movies. The Company influences the presentation of those brands and products at the retail level by providing in-store signage, video advertisements and the "Shop-in-Shop" concept. The "Shop-in-Shop" concept involves the retailer grouping of the Company's products in one designated area and complementing the presentation of the Company's products with signage and fixturing to enhance the visibility of the brand. The Company intends to market its Girbaud line of products following a similar strategy.

    FLEXIBLE MANUFACTURING AND SOURCING. The Company believes that its ability to source products from its United States facilities and third party foreign and domestic manufacturers provides it with significant manufacturing flexibility. The Company presently operates three manufacturing facilities in the United

States for the production of bottoms. See "ITEM 2. Properties." In addition, the Company contracts for the manufacture of its products through third party foreign and domestic manufacturers. Currently, the Company utilizes approximately 50 factories in more than 10 countries including China, Hong Kong, Korea, Mexico, the Philippines, Taiwan and the United States. See "--Manufacturing and Product Sourcing." The Company achieves rapid delivery capability by producing jeans in its own manufacturing facilities and tee shirts at domestic contractors. In addition, the Company gains a significant cost advantage by utilizing factories in Mexico and Asia for the manufacture of innovative and labor intensive products that typically cannot be produced competitively in the United States. The Company does not have long-term contracts with any manufacturers, and most of the Company's manufacturers supply the Company on a non-exclusive basis pursuant to purchase orders. This combination of manufacturing and sourcing capabilities enhances the Company's production flexibility and capacity while effectively enabling it to control the timing, quality and pricing of its products.

GROWTH STRATEGY

    The Company's growth strategy includes continued capitalization on its competitive strengths and the implementation of specific strategies for continued expansion. The Company's principal growth strategies are as follows:

    BROADEN PRODUCT OFFERINGS. The Company believes it can effectively broaden its product offerings through the expansion of products offered under existing brands as well as the possible addition of new brands. As the BOSS brand has developed, the Company has shifted its product mix from predominately bottoms to a broader collection of sportswear, driven by tops and outerwear. This evolution is consistent with many sportswear companies, which generally sell several tops for each pair of bottoms. Currently, the Company sells approximately the same number of units of tops as bottoms, but the Company believes this ratio could increase to three to four tops for each pair of bottoms sold. The continued evolution of the product mix provides significant growth opportunities for the Company's tops segment. The Company is growing its BOSS line by adding new product categories, such as polo shirts and swimwear, broadening its outerwear collection and expanding its boys', juniors' and youth lines. Similarly, the Beverly Hills Polo Club brand includes a number of product lines that are in the early stages of market penetration, such as outerwear, and a number of potential product line expansions, such as men's dress shirts. To further develop the Beverly Hills Polo Club brand, product offerings within the Beverly Hills Polo Club women's line are also being expanded, and the Company is reorganizing and increasing its women's sales force. The recent addition of the Girbaud brand adds a European-influenced designer sportswear brand to the Company's sportswear lines. The Company intends to offer a full array of men's and women's bottoms, knit and woven tops and outerwear under the Girbaud brand.

    ENHANCE MARKETING PROGRAMS. While the Company believes that its current marketing strategy is one of its primary competitive strengths, it intends to continue its efforts to increase net sales by enhancing consumer recognition of its brand names and images through expanded marketing efforts. The BOSS brand is currently advertised through a variety of media, including television and print, while the Beverly Hills Polo Club brand is primarily advertised though print media. As the Company continues to grow, it plans to use its increased financial resources to further support and expand the brand exposure for BOSS, Beverly Hills Polo Club and Girbaud through increased television and print advertising, and various forms of outdoor advertising such as billboards and signage on buses and at bus stops. To further differentiate its products at the retail level, the Company also plans to expand its point-of-sale advertising. Specifically, the Company intends to build upon its existing programs to provide signage and posters and to expand its presence in the stores by providing additional permanently identified free-standing fixtures and presentation services. The Company also plans to enhance the visibility of its products at the retail level through the "Shop-in-Shop" concept. The Company believes an expanded "Shop-in-Shop" program will further stimulate retailers to make longer term commitments to the Company's products and will encourage each store to carry a broader array of the Company's products each season.

    EXPANDED CHANNELS OF DISTRIBUTION. As demand for its sportswear increases, the Company believes that it can continue to expand and penetrate various channels of distribution, primarily the department store channel. In recent years, the Company has expanded its distribution channels beyond the specialty stores and specialty store chains with its BOSS brand to begin significant distribution to department store customers. As a result, J.C. Penney Company, Inc. was the Company's largest customer in 1997 and 1996. Under the BOSS brand, the Company is also selling to other major department stores including The May Department Stores Company, Federated Department Stores, Inc. and Dayton Hudson Corporation. Further penetration of these accounts with the BOSS and Beverly Hills Polo Club product lines is a primary focus of the Company, and the recently introduced "Shop-in-Shop" concept should help facilitate this department store expansion. The Company intends to market the Girbaud line to specialty stores, specialty store chains and department stores. In addition, the Company will continue to increase the number of products distributed to specialty stores and specialty store chains. The Company already sells to over 4,000 specialty stores and specialty store chains and believes that this broad cross-section of active accounts distinguishes it from many of its competitors. Utilizing its 44 sales representatives and in-house credit department, the Company plans to expand the product categories that it sells to the specialty store channel of distribution.

    INCREASE EUROPEAN PRESENCE FOR BEVERLY HILLS POLO CLUB. The Company believes that it is well positioned to capitalize on the acceptance of the Beverly Hills Polo Club brand name by continuing to expand its European sportswear distribution. The classic American sportswear look conveyed by the Beverly Hills Polo Club line is popular with European youth, due in part to the proliferation of American entertainment, including music, movies, television programs and professional sports. The Company is expanding its wholesale and retail channels of distribution in Europe to meet this increasing demand. The Company currently has distributors in Belgium, Finland, France, Greece, Italy, Luxembourg, the Netherlands, Norway, Portugal, Switzerland and the United Kingdom. To meet the consumer demand for its Beverly Hills Polo Club sportswear, the Company has been moving to expand its network of wholesale distributors in Europe and is currently negotiating agreements to add distribution capabilities in Austria and Germany. Each of the Company's distributors has an agreement with the Company pursuant to which the distributor is the exclusive distributor of specified products of the Company within a specified territory. In addition, the Company has established two franchise stores in Spain, including a showcase store in Madrid. Discussions are currently underway for several additional franchise stores in Spain and elsewhere in Europe.

PRODUCTS

    The Company's sportswear collections under the BOSS and Beverly Hills Polo Club brands provide a broad range of product offerings for young men, women and boys, including a variety of tops, bottoms and outerwear. In February 1998, the Company began marketing a fall collection of men's sportswear under the Girbaud brand, including a broad array of bottoms, tops and outerwear. The Company plans to introduce a women's sportswear collection under the Girbaud brand in the second quarter of 1998 for delivery during the 1998 holiday season. While these brands reflect a distinct image and style, each is targeted to consumers who are seeking high quality, fashionable products at competitive prices. The Company also manufactures and markets women's sportswear under its own "I.C. Isaacs," "Lord Isaacs" and "Pizzazz" brand names as well as under third-party private labels. Consistent with its focus on branded products, the Company discontinued its manufacture of men's private label apparel in the fourth quarter of 1996. The following table sets forth, for the periods indicated, the Company's net sales categorized by brand and product category:

                                                                  YEAR ENDED DECEMBER 31,
                                                             ---------------------------------
                                                               1995        1996        1997
                                                             ---------  ----------  ----------

                                                                      (IN THOUSANDS)
MEN'S(1)
BOSS Bottoms...............................................  $  37,234  $   44,667  $   54,234
BOSS Tops..................................................     15,882      29,284      48,094
BOSS Boys..................................................      3,264       6,736      13,992
Men's BHPC.................................................      5,219      12,226      24,196
Men's Private Label........................................      4,299         500         129
                                                             ---------  ----------  ----------
  Men's net sales..........................................     65,898      93,413     140,645
                                                             ---------  ----------  ----------
WOMEN'S(1)
BOSS Juniors'..............................................      5,424       5,413       4,098
Women's BHPC...............................................      1,833       2,043       1,338
Women's Other(2)...........................................     20,116      17,786      15,364
                                                             ---------  ----------  ----------
  Women's net sales........................................     27,373      25,242      20,800
                                                             ---------  ----------  ----------
    Total net sales........................................  $  93,271  $  118,655  $  161,445
                                                             ---------  ----------  ----------
                                                             ---------  ----------  ----------

------------------------

(1) The net sales totals incorporate product returns allocated in proportion to gross sales.

(2) Includes Company-owned brands and third-party private labels.

    BOSS PRODUCTS

    The BOSS brand is a full sportswear line characterized by innovative fabrication, creative graphics and bold uses of color. BOSS products appeal to young men, young women and boys, who want a fresh, fashion-forward look with an urban attitude at a competitive price. As the line has expanded and matured, the demographics of BOSS customers have expanded beyond their urban base to include fashion-conscious young consumers across the United States. Over the past three years, the Company has placed increased emphasis on expansion of the top's segment, and it anticipates that this segment will continue to be the fastest growing category of products in the BOSS collection.

BOTTOMS

    The Company's BOSS products began as a line of high-quality jeans and other denim casual wear. The bottoms line currently consists of a wide variety of denim jeans in a broad array of colors, designs and styles together with corduroy and twill pants. Many of the BOSS jeans feature elements such as unique pocket treatments, innovative trim and embroidered logos. The Company maintains its own washing facilities, which allow it to create a variety of washes for its denim products. The Company identified an underserved niche in the young men's market for fashion jeans at moderate price points as compared with many designer jeans, which retail for $60 and up per pair. The estimated retail price for the Company's jeans is between $35 and $50 per pair. In the spring of 1997, the Company expanded its product offerings by introducing a swimwear collection. Estimated retail prices for swimwear range from $30 to $40.

TOPS AND OUTERWEAR

    The BOSS young men's line includes a variety of tops, tee shirts and outerwear. The BOSS tops collection consists of a range of products including cotton tee shirts, polo shirts, cotton pique shirts, novelty knit tops and fleece sweatshirts. These products utilize unique combinations of textured polyester fabrications, as well as a broad array of appliqued logos and innovative graphics. The styling of many of the BOSS tops is influenced by sports clothing and uniforms and conveys an energetic, youthful attitude. The

Company has expanded its outerwear line, which includes a variety of products including nylon jackets and downfilled parkas. The estimated retail prices range from $19 to $22 for tee shirts, $30 to $55 for tops and $50 to $100 for outerwear products.

BOYS', YOUTH AND JUNIORS' (YOUNG WOMEN)

    The Company complements its BOSS young men's line with BOSS boys' and youth lines, which are targeted to appeal to boys ages 4 to 7 and youth ages 8 to 16. The BOSS boys' and youth product lines are substantially similar to the young men's line and include jeans, tee shirts, tops, sweatshirts and outerwear. Because the boys' market is more price conscious, some of the styles use less expensive fabrication and design detail. The boys' and youth lines typically sell at retail prices approximately 10% to 20% below the young men's line.

    The BOSS juniors' line is the female counterpart to the BOSS young men's line and is targeted to appeal to fashion-conscious girls and women ages 16 to
25. The BOSS juniors' collection maintains its own identity as contemporary sportswear with an urban attitude. The product line includes denim jeans, tee shirts, skirts, tops and jackets. Many of these styles are characterized by close-fitting designs utilizing textured fabrics and bold colors. The estimated retail prices for the juniors' line range from $15 to $20 for tee shirts, $25 to $50 for tops, $30 to $45 for jeans and $30 to $75 for outerwear.

    BEVERLY HILLS POLO CLUB PRODUCTS

    The Beverly Hills Polo Club sportswear products are positioned to be an updated traditional sportswear brand. The products combine contemporary design details and innovative fabric with classic American styling. With a broader demographic appeal than the BOSS brand, Beverly Hills Polo Club products are targeted to appeal to consumers 16 years and older. Today, the Beverly Hills Polo Club name and accompanying horse and rider logo symbolize quality, traditional sportswear at competitive prices.

TOPS AND OUTERWEAR

    The Company has merchandised the Beverly Hills Polo Club men's line to place more emphasis on tops, including a full line of tee shirts, polo shirts, rugby shirts, denim shirts and sweatshirts made primarily in cotton fabrics such as pique, jersey and jersey fleece. While classic in styling, the tops line is distinguished by innovative use of design, embroidery and fabric detail. The collections also include more contemporary styles and a broader array of novelty fabrics as well as product offerings such as woven shirts and outerwear, including jackets and downfilled parkas. In 1998, the Company intends to introduce a new line of men's dress shirts. Estimated retail prices range from $19 to $22 for tee shirts, $30 to $60 for tops and $60 to $120 for outerwear.

BOTTOMS

    While the primary focus of the Beverly Hills Polo Club men's line has been on tops, the collection also includes a full line of bottoms consisting of denim jeans, twill pants and corduroy casual pants. While somewhat more conservative in styling compared to the BOSS line, the Beverly Hills Polo Club bottoms line combines classic styling with unique trim, embroidery and pocket treatments. Estimated retail prices for jeans and casual pants range from $40 to $55 per pair.

WOMEN'S

    The Company's Beverly Hills Polo Club women's sportswear line has a focus similar to that of the men's sportswear line. It targets active image-conscious women 16 years and older and combines classic American styling with distinctive design detail and fabrication. The product offerings include tee shirts, polo shirts, denim shirts, jeans and casual pants. The collection also includes many activewear items which utilize a variety of fabrics and graphic elements. Estimated retail prices range from $18 to $20 for tee shirts, $30 to $60 for tops and $40 to $55 for bottoms.

    GIRBAUD PRODUCTS

    The Girbaud brand is an internationally recognized designer sportswear label. The Company's collection of Girbaud products will include a full line of bottoms consisting of jeans and casual pants in a variety of fabrications including denim, stretch denim, cotton twill and nylon. The Girbaud tops collection will include cotton tee shirts, polo shirts, knit and woven tops, sweaters and outerwear. Reflecting European design, each of these collections will be characterized by innovative styling and fabrication and will be targeted to consumers ages 16 to 40. In February 1998, the Company began marketing a fall collection of men's sportswear under the Girbaud brand. Estimated retail prices range from $20 to $25 for tee shirts, $50 to $75 for tops and bottoms, $60 to $90 for sweaters and $80 to $200 for outerwear products. The Company plans to introduce a women's sportswear collection under the Girbaud brand in the second quarter of 1998 for delivery during the 1998 holiday season.

    COMPANY-OWNED AND THIRD-PARTY PRIVATE LABEL PRODUCTS

    The Company also produces sportswear for women under its own brands, including "I.C. Isaacs," "Lord Isaacs" and "Pizzazz," as well as under customers' private labels. These brands focus on pull-on elastic waist pants and belted trousers in cotton, bleached and stonewashed denim, blended polyester and rayon. These pants are designed to appeal to more mature women looking for basic styling at value prices. The Company offers pants in a variety of fits including missy, petite and large sizes. Color-coordinated tops and sweaters in cotton, acrylic, blended polyester rayon and ramie cottons complete the mix. Estimated retail prices range from $13 to $50 for bottoms and $20 to $60 for tops.

CUSTOMERS AND SALES

    The Company's products are sold in over 4,000 specialty stores, specialty store chains and department stores. The Company uses both sales representatives and distributors for the sale of its products. Sales representatives includes employees of the Company as well as independent contractors. Each of the Company's distributors and non-employee sales representatives has an agreement with the Company pursuant to which they serve as the exclusive distributor or sales representative of specified products of the Company within a specified territory. The Company does not have long-term contracts with any of its customers. Instead, its customers purchase the Company's products pursuant to purchase orders and are under no obligation to continue to purchase the Company's products. The Company's BOSS products are sold throughout the United States and Puerto Rico in over 1,500 specialty stores and specialty store chains, such as Fine's and Miller's Outpost. The Company's newest level of distribution is to department stores, and its single largest customer in 1997 was J.C. Penney Company, Inc., which accounted for 14.0% of net sales. No other customer of the Company accounted for 10.0% or more of net sales in 1997. Other department store customers include Federated Department Stores, Inc., The May Department Stores Company and Dayton Hudson Corporation. The Company's BOSS products are sold and marketed under the direction of its national sales office headquartered in New York. In addition to executive selling based in New York and Dallas, the Company has 18 commissioned sales representatives who work out of regional showrooms throughout the United States and Puerto Rico. The Company considers its professional sales force to be one of its major assets and one of the principal reasons why it has been successful in establishing relationships with department stores and thousands of specialty stores and specialty store chains.

    The Company's Beverly Hills Polo Club sportswear is sold in the United States, Puerto Rico and Europe. Although the Company is only in its third year of distribution of Beverly Hills Polo Club sportswear, the products are sold to over 1,000 specialty stores, specialty store chains and department stores, such as J.C. Penney Company, Inc. and Maurice's. The Company's Beverly Hills Polo Club products are sold and marketed under the direction of its men's and women's national sales offices in New York. In addition to executive selling based in New York and Dallas, the Company has a sales force consisting of 14 sales representatives for its line of men's sportswear and 11 sales representatives for its line of women's sportswear.

    The Company's Beverly Hills Polo Club sportswear has recently begun to be sold throughout Europe through wholesale distributors, all of whom buy products directly from the Company. The Company currently has wholesale distribution arrangements with distributors in Belgium, Finland, France, Greece, Italy, Luxembourg, the Netherlands, Norway, Portugal, Switzerland and the United Kingdom and is negotiating agreements with distributors in Austria and Germany. Under these arrangements, the distributors purchase goods from the Company's Spanish subsidiary in United States dollars under irrevocable letters of credit or by prepayment, thereby minimizing the Company's credit risk. In addition, the Company has established three franchise stores in Spain, including a showcase store in Madrid. Discussions are currently underway for several additional franchise stores in Spain and elsewhere in Europe.

    In February 1998, the Company began marketing a fall collection of men's sportswear under the Girbaud brand. The Company plans to introduce a women's sportswear collection under the Girbaud brand in the second quarter of 1998 for delivery during the 1998 holiday season. The Company's Girbaud brand products are sold and marketed under the direction of a newly created sales force to be headquartered in New York.

    The Company-owned branded products and third-party private label products are sold under the direction of the women's sales headquarters in New York and by 15 commissioned sales representatives throughout the United States. The products are distributed to department stores such as Dayton Hudson Corporation, Mercantile Stores Company, Inc. and Sears Roebuck and Co.; mass merchandisers and discounters such as Hills Department Store Company and Ames Department Stores, Inc.; catalogs such as National Wholesale Co., Inc. and Arizona Mail Order Company, Inc., and approximately 1,500 specialty stores nationwide.

DESIGN AND MERCHANDISING

    The Company's designers and merchandisers travel around the world to monitor emerging fashion trends and search for styling inspiration and fabrics. These sources, together with new styling and graphics developed by the Company's designers, serve as the primary creative influences for the Company's product lines. In addition, designers and merchandisers regularly meet with sales management to gain additional market insight and further refine the products to be consistent with the needs of each of the Company's markets. The Company's in-house design and product development is carried out by merchandising departments in New York. Many of the Company's products are developed using computer-aided design equipment, which allows designers to view and easily modify images of a new design. From 1994 to 1997, the Company's design staff grew from 6 to 13 people. The Company currently has 18 people on the design staff in New York City and it expects an increase to 22 people by the end of 1998. Design expenditures incurred were approximately $1.9 million for 1997. The Company estimates that design expenditures will be approximately $2.2 million in 1998.

ADVERTISING AND MARKETING

    The Company prides itself on its ability to efficiently utilize its advertising budget. Although the Company has increased its expenditures on advertising to approximately $3.9 million or 2.4% of net sales in 1997, this is still a relatively modest amount as compared with some of its competitors. In 1996 and 1997, the Company's expenditures for advertising and marketing activities totaled $2.5 million and $3.9 million, respectively. As the Company continues to grow, it plans to use its increased financial resources to further support and expand the brand exposure for each of its brands.

    The Company aggressively communicates and reinforces the brand and image of its BOSS and Beverly Hills Polo Club products through creative and innovative advertising and marketing efforts. The Company's advertising and marketing strategies are directed by its national sales offices and developed in collaboration with its advertising agency. The Company's advertising strategy is geared towards its youthful consumers whose lifestyles are influenced by music, sports and fashion. The Company has been advertising the BOSS brand since 1992 and the Beverly Hills Polo Club brand since 1994, and its advertising campaigns have evolved from trade magazines to a wide variety of media, including billboards, television, fashion magazines and professional sports endorsements.

    Print advertisements for the BOSS brand appear regularly in VIBE, SOURCE, SLAM AND SPORTSWEAR INTERNATIONAL magazines, while television advertisements appear on various networks including Turner Network Television (TNT), Black Entertainment Television (BET), MTV: Music Television, Univision, the Madison Square Garden (MSG) Network and Telemundo. Advertisements for the BOSS brand also appear on a variety of outdoor advertising media, including billboards and bus stops. Print advertisements for the Beverly Hills Polo Club brand are targeted to appeal to a broader demographic base and appear in magazines such as GQ AND POV. Television advertisements for the Beverly Hills Polo Club brand have appeared on the Fox Sports Network, TNT and MSG. The Company's products can also be seen on some of today's most visible sports and music celebrities, whose attitude and image are captured by the BOSS and Beverly Hills Polo Club brands. In addition, the Company is a sponsor of selected professional basketball teams, including the Chicago Bulls, New York Knicks, New Jersey Nets, Atlanta Hawks, Detroit Pistons and Los Angeles Clippers.

    Recognizing that point of sale advertising is highly effective, the Company provides an array of in-store signage, fixtures and product videos for both BOSS and Beverly Hills Polo Club products. In addition, through the "Shop-in-Shop" concept, the Company seeks to enhance brand recognition and to differentiate its products from other branded apparel by creating an environment that is consistent with the image of its products. For example, J.C. Penney Company, Inc. currently has approximately 250 stores using the "Shop-in-Shop" concept to showcase BOSS young men's products and approximately 75 stores using the "Shop-in-Shop" concept to showcase Beverly Hills Polo Club men's merchandise. The Company plans to expand the "Shop-in-Shop" program to build longer term commitments with retailers and enable retailers to carry a broader array of the product lines each season.

    The Company intends to advertise and market its Girbaud line of products following a similar strategy including the use of a variety of print and television advertisements as well as the use of the "Shop-in-Shop" concept.

MANUFACTURING AND PRODUCT SOURCING

    GENERAL

    The Company believes that its flexible manufacturing and sourcing capabilities enable it to effectively control the timing, quality and pricing of products while providing customers with increased value. The Company uses its own facilities as well as both domestic and foreign contractors for the production of its products. During 1997, approximately 15% of the Company's purchases of raw materials, labor and finished goods for its apparel were made in Mexico; approximately 30% were made in Asia; approximately 27% were made at third-party facilities in the United States; and the balance was made at the Company's facilities in the United States. Approximately 72% of the Company's manufacturing and sourcing in 1997 was done by third parties, all through arrangements with independent contractors. Each of the Company's independent contractors and independent buying agents has an agreement with the Company pursuant to which they perform manufacturing or purchasing services for the Company on a non-exclusive basis. The Company evaluates its contractors frequently and believes that there are a number of manufacturers capable of producing products that meet the Company's quality standards. The Company represents all or a significant portion of many of its contractors' production and has the ability to terminate its arrangements with any of its contractors at any time. The Company is applying a similar manufacturing and product sourcing strategy with respect to its Girbaud line of products.

    UNITED STATES AND MEXICO

    The Company presently operates three manufacturing facilities in the United States and currently utilizes seven contractors in the United States and three in Mexico. The majority of the production in these facilities is of bottoms and tee shirts. The Company produces approximately 50% of its bottoms (slacks, jeans, shorts and skirts) in three Company-operated manufacturing facilities in Mississippi, which combine to employ approximately 720 people. The Company's facilities utilize a level of automation that enables the Company to competitively price its products and maintain the flexibility necessary to meet its customers' changing demands.

    The Company intends to close its Newton, Mississippi, manufacturing plant during the second quarter of 1998. The majority of the production in this facility is of jeans. Some of this production will be transferred to third party independent contractor facilities in Mexico where the Company currently has jeans manufactured. The Company anticipates that a charge in the range of $0.2 million to $0.3 million will be made against earnings for the first quarter of 1998 as a result of closing the plant. The Company anticipates annual cost savings in the range of $0.3 million to $0.6 million after the transfer of production to Mexico as a result of lower labor and overhead costs.

    The Company safeguards its manufacturing capacity by utilizing contractors in both the United States and Mexico to produce the same product lines. The Company has established ongoing relationships with all of these contractors but is not bound by written agreements to continue to do business with any of them. The Company also uses a variety of contractors in both the United States and Mexico as needed for value added functions such as embroidery, screen printing and laundering. Seasonal fluctuations in production requirements are accommodated by adjusting contracted quantities, while maintaining more consistent levels of production in Company-operated facilities. All contractors in the United States and Mexico are selected and managed by the Company's manufacturing staff in Mississippi and Mexico.

    The Company uses a variety of raw materials, principally consisting of woven fabrics including denim, cotton, polyrayons and various trim items. While the Company must make commitments for a significant portion of its fabric purchases in advance of sales, the Company's risk is reduced because a substantial portion of the Company's products are sewn in basic denim which is widely available.

    ASIA

    In addition to the Company's domestic and Mexican pant and tee shirt production facilities, the balance of the Company's sportswear products is produced by approximately 50 different manufacturers in more than 10 countries. Virtually all of the Company's products other than pants and tee shirts are produced in Asia, but none of the Asian contractors engaged by the Company accounted for more than 10.0% of the Company's total production in 1997. The Company has well established relationships with many of its contractors, although it does not have written agreements with them. The Company retains independent buying agents in various countries in Asia to assist in selecting and overseeing independent manufacturers, sourcing fabric, trim and other materials and monitoring quotas. Independent buying agents also perform quality control functions on behalf of the Company including inspecting materials and manufactured products prior to accepting delivery. The sourcing and merchandising staffs in the Company's New York offices oversee all aspects of Asian fabric and product development, apparel manufacturing, price negotiation and quality control, as well as the research and development of new Asian sources of supply.

    The Company seeks to achieve the most efficient means for the timely delivery of its high quality products. With rare exceptions, the Company does not purchase fabrics but instead negotiates a finished garment price from its contractors. The contractor must then purchase the approved fabric as part of the package. Orders are generally placed after the Company has received customer orders, and delivery of finished goods to customers generally occurs 90 to 150 days after placement of the order. All of the Company's products manufactured abroad are paid for in United States dollars. Accordingly, the Company does not engage in any currency hedging transactions. During the last several years, the volume of the Company's products produced in Asia has increased dramatically, and this trend is likely to continue in the future.

WAREHOUSING AND DISTRIBUTION

    The Company has serviced its United States customers for the last 38 years utilizing a Company-owned and operated distribution center in Milford, Delaware. This primary facility has been expanded during that time, resulting in its present size of approximately 70,000 square feet. Over the last few years, the Company has leased additional space in the Milford area to accommodate increased capacity requirements fueled by growth in sales. The Company is in the process of establishing a computerized "Warehouse Management System" with real-time internal tracking information and the ability to provide its customers with electronically transmitted "Advance Shipping Notices." The accuracy of shipments is increased by the ability to scan coded garments at the packing operation. This process also provides for computerized routing and customer invoicing. The vast majority of shipments are handled by UPS, common carriers or parcel post.

    The Company believes that its increased distribution requirements as a result of rapid growth can be better met by consolidating its warehousing and distribution functions into a new 150,000 square foot facility to be located in Milford, Delaware. Consolidating all the receiving, stocking, packing and shipping functions in one facility should result in improved management control and less redundancy in supervision and operational functions. The Company believes that its engineering plan for the new facility will provide the capacity to accommodate substantial growth and will reduce labor costs and improve response times. The Company believes that construction of this facility should begin in 1998 at an estimated cost of approximately $6.0 million to be financed through a mortgage loan. In order to ensure against the possibility of any disruption in the flow of goods to its customers, the Company plans to occupy the new facility in phases.

    The Company currently services its European customers through a contractual arrangement with a distribution center in Barcelona, Spain, where the Company maintains its European headquarters.

QUALITY CONTROL

    The Company's quality control program is designed to ensure that all of the Company's products meet its high quality standards. The quality of piece goods is monitored prior to garments being produced, and prototypes of each product are inspected and approved before production runs are commenced.

    The goods produced by Company-operated facilities, as well as by United States and Mexican contractors, undergo continual audits by quality personnel during production. The quality control efforts of Company-operated facilities are directed and coordinated by the Company's Quality Control Manager located in Mississippi. Frequent visits are made by the Quality Control Manager and other support staff to all outside contractors to ensure compliance with the Company's rigorous quality standards. Audits are also performed by quality personnel at the Milford, Delaware distribution center on all categories of incoming merchandise. The Company employs a full-time staff of 43 persons dedicated to the quality control efforts of its United States and Mexican production.

    All garments produced for the Company in Asia must be produced in accordance with the Company's specifications. The Company's import quality control program is designed to ensure that all of the Company's products meet its high quality standards. The Company monitors the quality of fabrics prior to the production of garments and inspects prototypes of products before production runs are commenced. In many cases, the Company requires its agents or manufacturers to submit fabric to an independent outside laboratory for testing prior to production. The Company requires each agent to perform both in-line and final quality control checks during and after production before the garments leave the contractor. Personnel from the Company's New York office also visit Asia to conduct inspections.

BACKLOG AND SEASONALITY

    The Company's business is impacted by the general seasonal trends that are characteristic of the apparel and retail industries. In the Company's segment of the apparel industry, sales are generally higher in the first and third quarters. The Company generally receives orders for its products three to five months prior to the time the products are delivered to the stores. As of December 31, 1997, the Company had unfilled orders of approximately $46.0 million, compared to approximately $68.0 million of such orders as of December 31, 1996. The Company expects to fill substantially all of these orders in 1998. The backlog of orders at any given time is affected by a number of factors, including seasonality, weather conditions, scheduling of manufacturing and shipment of products. These factors, combined with continued sluggishness in the retail apparel market, principally at the specialty store level, resulted in customers buying goods closer to market needs and contributed to the decrease in backlog from December 31, 1996 to December 31, 1997. All such orders are subject to cancellation for causes such as late delivery. Accordingly, a comparison of backlogs of orders from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments.

LICENSES AND OTHER RIGHTS AGREEMENTS

    The Company's business is heavily dependent upon its use of the BOSS, Beverly Hills Polo Club and Girbaud brand names and images, which are in turn dependent upon the existence and continuation of certain licenses and other rights agreements as described below.

    BOSS TRADEMARK RIGHTS

    In 1990, the Company obtained a license from Brookhurst to use the registered trademark BOSS in the United States and Puerto Rico in connection with certain items of sportswear for men and women. Brookhurst and its predecessors had utilized the BOSS trademark since the late nineteenth century.

    In February 1993, the owner of the "HUGO BOSS" trademark filed suit against the licensor of the "BOSS" trademark in the United States and several licensees, including the Company. The complaint alleged trademark infringement related to use of the "BOSS" and "HUGO BOSS" trademarks. However, the complaint did not challenge the exclusive right of the Company to use the "BOSS" trademark in connection with the manufacture and sale of certain clothing as set forth in its exclusive license agreement. The Company executed certain agreements in November 1997 which resulted in the settlement (the "Settlement") of the BOSS trademark litigation. See "ITEM 3. Legal Proceedings." As part of the Settlement, the Company borrowed $11.25 million to finance the acquisition of certain BOSS trademark rights. This obligation is evidenced by a secured limited recourse promissory note which matures on December 31, 2007 (the "Note").

    As part of the Settlement, Brookhurst (i) sold its BOSS trademark rights worldwide (excluding Mexico), goodwill and registrations to the Company, (ii) assigned its rights with respect to the BOSS trademark under certain agreements with third parties (the rights under (i) and (ii) above referred to collectively as the "BOSS Trademark Rights") to the Company and (iii) agreed to cease using the BOSS brand name and image (except for a limited sell-off of certain uniforms and samples bearing the BOSS mark). As part of the Settlement, the Company sold its foreign BOSS trademark rights and its rights under related agreements acquired from Brookhurst (the "BOSS Foreign Trademark Rights") to Ambra, Inc., a wholly-owned subsidiary of Hugo Boss AG ("Ambra"). Neither Hugo Boss nor Ambra is affiliated with Brookhurst or the Company. The Company also entered into a foreign manufacturing rights agreement with Ambra (the "Foreign Rights Agreement") under which the Company obtained a license to manufacture apparel in certain foreign countries for sale in the United States using the BOSS brand name and image. The Company retained its ownership of domestic BOSS Trademark Rights ("Domestic BOSS Trademark Rights") subject to a concurrent use agreement with Hugo Boss (the "Concurrent Use Agreement'). Subject to the terms of the Concurrent Use Agreement, Hugo Boss retained the right to manufacture and market sportswear and other products using the BOSS name. In the event Hugo Boss manufactures and markets sportswear products which the Company is permitted to manufacture and market under the Concurrent Use Agreement, Hugo Boss must sell such products at or above specified wholesale price points in the United States and Puerto Rico, which are generally higher than the price points of the Company. Although there is some degree of overlap in the wholesale price points of the Company and Hugo Boss under the Concurrent Use Agreement, the Company does not currently sell or intend to sell BOSS brand sportswear within those overlapping price points and does not anticipate any material adverse effect on the Company's financial condition or results of operations if Hugo Boss were to manufacture and market sportswear within those overlapping price points.

    Under the agreements entered into in connection with the Settlement, the Company's BOSS rights were expanded to allow broader product offerings and additional Company control over styling, advertising and distribution. In addition to the categories of apparel which the Company was permitted to manufacture, distribute, market and sell under its previous license agreement with Brookhurst, under the Settlement, the Company acquired the right to manufacture, distribute, market and sell, within specified wholesale price points, the following categories of apparel under the BOSS brand in a specified microgramma style (the "BOSS Logotype"): swimwear, jogging suits, polo shirts and belts (as parts of garments). The Company may use the BOSS trademark in forms other than the BOSS Logotype with the prior approval of the other parties to the agreements. The Company is prohibited from using the BOSS brand name or image on footwear, formal and tailored clothing, leather clothing, body wear, underwear, intimate apparel, loungewear, sleepwear and robes, clothing designed for the primary purpose of engaging in skiing, tennis, motor sports, windsurfing and any non-apparel items. The Concurrent Use Agreement sets forth specific parameters governing the use by the Company of the BOSS Logotype with respect to advertising, wholesale pricing points and the size, location, appearance, style and coloring of the trademark on different product categories and advertising, and generally requires that the Company use the phrase "BOSS by I.G. Design" on its BOSS products. No material adverse effect on the Company's financial condition or results of operations is expected as a result of the Concurrent Use Agreement.

    Under the Foreign Rights Agreement, the Company continues to have the right to manufacture BOSS apparel in foreign countries, including those in which the Company is currently manufacturing BOSS apparel and several additional countries. No significant changes are anticipated with respect to the Company's foreign manufacturing activities and therefore no material adverse effect on the Company's financial condition or results of operations is expected. The Foreign Rights Agreement will terminate on December 31, 2001, but may be extended, at the Company's option, through December 31, 2007.

    Under the Foreign Rights Agreement, the Company will pay annual royalties of 12.5%: (i) on the first $32.0 million of net sales attributable to apparel manufactured in those foreign countries in which the Company currently manufactures or will manufacture BOSS products ("Territory Net Sales") for each of the first four years of the agreement; (ii) on the first $20.0 million in Territory Net Sales for year five of the agreement; and (iii) on the first $16.0 million of Territory Net Sales in years six through ten of the agreement. The base royalties on such amounts of Territory Net Sales would increase to as much as 19.5% upon any prepayment of the Note. For the first four years of the agreement, an aggregate additional royalty of 5.0% is payable annually on Territory Net Sales from $84.0 million to approximately $105.3 million and an aggregate additional royalty of 4.0% is payable annually on Territory Net Sales of $158.0 million and up. Additional royalties in years five through ten of the agreement increase for certain corresponding sales levels. The Company is required (i) to generate minimum annual Territory Net Sales of at least $32.0 million for each of the first four years of the agreement, $20.0 million for the fifth year of the agreement and $16.0 million for each of years six through ten of the agreement and (ii) to pay annual royalties on such sales based on the percentages described above. The Company's Territory Net Sales for any given year under the agreement must equal at least 95.0% of total net sales attributable to BOSS apparel manufactured worldwide. To the extent that the Company does not achieve the required Territory Net Sales, the Company will have the right, in order to avoid termination of the agreement, to pay royalties as if such Territory Net Sales had been achieved. In the event that the Company's cumulative payment of royalties under the Foreign Rights Agreement and interest paid under the Note exceed: (i) $16.0 million paid at any time during the first four years of the agreement, (ii) $6.5 million paid at any time during years five through seven of the agreement, (iii) $6.0 million paid at any time during years eight through ten of the agreement, or (iv) $26.0 million paid at any time during the entire term of the agreement, the requirement to generate minimum annual Territory Net Sales, as described above, terminates and the Company shall continue to pay royalties based on the percentages described above.

    The Foreign Rights Agreement may be terminated by the licensor upon the occurrence of certain events, including, but not limited to (i) a material breach by the Company after expiration of the applicable grace period, (ii) certain events of bankruptcy, insolvency or assignment for the benefit of all creditors relating to the Company or the appointment of a receiver or trustee for the Company (a "Bankruptcy Event"), (iii) certain specified changes in the control of the ownership of the Company and (iv) certain uncured breaches by the Company's foreign manufacturers of the terms of the agreements. In addition to terminating the agreement, the licensor may require the Company to pay on an accelerated basis all royalties due under certain sales assumptions through the then current term of the agreement upon the occurrence of certain events, including, but not limited to (i) the failure of the Company to pay royalties when due or to meet certain minimum sales requirements, (ii) the failure of the Company to manufacture products in certain foreign countries, (iii) the sale of the licensed products outside the United States, (iv) certain attempts by the Company to create or establish trademark rights in the word BOSS in its own name anywhere outside of the United States, (v) the willful and material breach of the agreement and (vi) the occurrence of a Bankruptcy Event. The Company's rights to use the BOSS name will terminate upon exercise of the Option (as hereinafter defined) or upon earlier termination of any of the other agreements. Any termination of the Company's rights to use the BOSS name would have a material adverse effect on the Company's financial condition and results of operations.

    Ambra holds an option dated November 5, 1997 to purchase the Domestic BOSS Trademark Rights from the Company (the "Option") for an amount equal to the original principal amount of the Note at any time between November 5, 2006 and December 31, 2007 or earlier upon (i) certain breaches of the Concurrent Use Agreement, (ii) an event of default under the Note or (iii) termination for any reason of the Foreign Rights Agreement.

    BEVERLY HILLS POLO CLUB LICENSES

    Beverly Hills Polo Club Domestic Licenses

    Since 1993, the Company has had exclusive wholesale licensing agreements (collectively, the "BHPC Agreements") with BHPC Marketing, Inc. for the manufacture and promotion of certain men's and women's sportswear bearing the registered trademark Beverly Hills Polo Club with an accompanying horse and rider design (the "BHPC Trademark") for sale to moderate or better department stores and specialty stores in the United States and its possessions, including Puerto Rico. Under the BHPC Agreements, the Company may sell up to 25.0% of its total volume for each of the men's and women's categories to warehouse clubs. The licenses generally allow the Company to use the BHPC Trademark on sportswear designed by or for the Company, subject to a quality approval process for marketing and advertising materials, manufacturing premises and products bearing the trademark. Under each of these licenses, as amended through April 1997, the Company is required to make payments to the licensor in an amount equal to 5.0% of the Company's net invoiced sales of licensed merchandise and to spend an amount equal to 1.0% of net invoiced sales of such merchandise in advertising for the licensed products. Under each license, the Company pays a monthly royalty equal to the greater of 8.3% of the guaranteed minimum annual royalty or the actual royalty earned by the licensor in the preceding month.

    Under the Beverly Hills Polo Club men's agreement (the "Men's Agreement") the Company has been granted an exclusive license to use the BHPC Trademark in connection with menswear fashions made of materials other than silk in the following categories: denim sportswear, outerwear, knit, woven and dress shirts, knit and woven casual pants and shorts, sweaters, basic and fashion fleece tops and bottoms, overalls and shortalls, knit tops (including tee shirts and polo shirts), swimwear and warm-ups. The Men's Agreement has an initial term expiring December 31, 1998 and is renewable at the option of the Company, provided the Company is not in breach thereof at the time renewal notice is given, for two consecutive three-year periods commencing January 1, 1999 through December 31, 2004.

    The Company's payment of royalties under the Men's Agreement is subject to a guaranteed minimum royalty of $400,000 for the contract year ending December 31, 1998. Guaranteed minimum annual royalty payments of $300,000 and $350,000, which were required for the contract years ending December 31, 1996 and December 31, 1997, respectively, were exceeded by the Company. Notwithstanding its term, the Men's Agreement may be terminated by the licensor in the event the Company fails to make net shipments of products for the contract year ending December 31, 1998 in the amount of $8.0 million. Guaranteed minimum annual royalties and guaranteed annual net shipments for each of the renewal terms will be the greater of (i) 80.0% of the immediately preceding contract year's actual royalties and net shipments or (ii) the previous year's guaranteed minimum royalty and guaranteed net shipments.

    The Beverly Hills Polo Club women's agreement (the "Women's Agreement") grants the Company the right to use the BHPC Trademark in connection with women's, missy, junior, petite and large size coordinated sportswear, sweaters, sweater dresses, sweater suits, basic fleeced tops and bottoms, basic tee shirts, basic polo shirts, warm ups in knit and woven fabrics and women's tennis and golf-related shorts sets, skort sets and pant sets in knit and woven fabrics. The Women's Agreement has an initial term expiring December 31, 1998 and is renewable at the option of the Company, provided the Company is not in breach thereof at the time renewal notice is given, for two consecutive three-year periods commencing January 1, 1999 through December 31, 2004.

    The Company's payment of royalties under the Women's Agreement is subject to a guaranteed minimum annual royalty of $150,000 for the contract year ending December 31, 1998. A guaranteed minimum annual royalty payment of $100,000, which was required for the contract year ending December 31, 1997, was exceeded by the Company. No guaranteed minimum annual royalty payment was required for the contract year ending December 31, 1996. Notwithstanding the term of the Women's Agreement, the women's license may be terminated by the licensor in the event the Company fails to make net shipments of products for the contract year ending December 31, 1998 in the amount of $3.0 million. Guaranteed minimum annual royalties and guaranteed annual net shipments for each of the renewal terms will be the greater of (i) 80.0% of the immediately preceding contract year's actual royalties and net shipments or (ii) the previous year's guaranteed minimum royalty and guaranteed net shipments.

    Each of the Men's and the Women's Agreements may be terminated by the licensor upon the occurrence of certain events, including but not limited to the following: (i) a breach by the Company of any obligation under the agreement that remains uncured within 30 days following the receipt of written notice of such breach, (ii) the Company becomes insolvent, is the subject of a petition in bankruptcy or otherwise enters into any composition with its creditors, including reorganization, or (iii) the Company has committed three breaches of the agreement, in which case no right to cure the breach is afforded to the Company.

    During the term of the Beverly Hills Polo Club domestic Men's and Women's Agreements, the Company is prohibited from manufacturing or otherwise distributing any merchandise under a brand name which closely resembles the BHPC Trademark and from using on non-Beverly Hills Polo Club products any graphic, style or design which closely resembles any items supplied to the Company by the licensor. In addition, the rights of the Company under the Men's and Women's Agreements are subject to the terms of a Settlement Agreement and Consent Judgment between the licensor and Polo Fashions, Inc., which imposes certain restrictions on the licensor's manner of use and advertising of the BHPC Trademark, including a prohibition on the use of the words "Polo" and "Polo Club" alone on any item of apparel The Company believes that the BHPC Trademark, as licensed to the Company, complies with those restrictions.

    Beverly Hills Polo Club International Licenses

    On August 15, 1996, I.C. Isaacs Europe, S.L., a Spanish limited corporation and wholly-owned subsidiary of the Company, entered into retail and wholesale license agreements (collectively, the "International Agreements") for use of the BHPC Trademark in Europe. The International Agreements, as amended through April 28, 1997, provide certain exclusive rights to use the BHPC Trademark in all countries in Europe for an initial term of three years ending December 31, 1999, renewable at the Company's option through two consecutive three-year extensions ending December 31, 2004. The International Agreements are subject to substantially the same terms and conditions as the BHPC Agreements described above.

    The international retail agreement (the "Retail Agreement") grants the Company the right to use the BHPC Trademark in connection with the manufacture and sale through authorized Beverly Hills Polo Club retail stores and franchise stores in Europe of the following categories of products: (i) men's pants, woven shirts, knit shirts, jeans, shorts, sweaters and outerwear (excluding dress shirts and suits); (ii) women's slacks, skirts, dresses, sweaters, outerwear, blouses and jeans; and (iii) all other products licensed by the Beverly Hills Polo Club licensor to other third parties (which must be purchased by the Company from the authorized third-party licensees). The Retail Agreement excludes dress shirts and suits. Under the Retail Agreement, the Company is required to pay the licensor royalties equal to (i) 4.0% of the wholesale purchases by the Company of Beverly Hills Polo Club products sold to Beverly Hills Polo Club retail stores and (ii) 2.0% of retail sales of licensed products by Beverly Hills Polo Club retail stores. The Company is subject to guaranteed minimum annual royalty payments of $40,000 in 1998 and $64,000 in 1999 and guaranteed net shipment volumes of $0.5 million in 1998 and $0.8 million in 1999. The Retail Agreement is subject to applicable franchising laws in Europe and, as a result, the licensor may terminate the agreement if the Company is unable to obtain any necessary governmental approval or to make any necessary governmental filings within four months from the date of the first franchise agreement.

    The international wholesale agreement (the "Wholesale Agreement") grants the Company the right to use the BHPC Trademark in connection with the manufacture and sale at wholesale, for distribution to department stores and specialty stores in Europe, of the following categories of products: (i) men's apparel (excluding suits, ties, underwear, shoes and full length rainwear); and (ii) women's apparel (excluding hosiery, intimate apparel, business suits, underwear, accessories, shoes and full length rainwear). Under the Wholesale Agreement, the Company is required to pay the licensor a royalty equal to 6.0% of net shipments by the Company of licensed products directly to authorized Beverly Hills Polo Club distributors or to retail stores. The Wholesale Agreement imposes guaranteed minimum annual royalty payments of $120,000 in 1998 and $240,000 in 1999 and guaranteed net shipment volumes of $2.0 million in 1998 and $4.0 million in 1999.

    GIRBAUD LICENSES

    In November 1997, the Company entered into an exclusive license agreement (the "Girbaud Men's Agreement") with Girbaud Design, Inc. and its affiliate Wurzburg Holding S.A. to manufacture and market men's jeanswear, casualwear and outerwear under the Girbaud brand and certain related trademarks (the "Girbaud Marks") in all channels of distribution in the United States, including Puerto Rico and the U.S. Virgin Islands. In March 1998, the Girbaud Men's Agreement was amended and restated to include active influenced sportswear as a licensed product category and to name Latitude Licensing Corp. as the licensor (the "Licensor"). Also in March 1998, the Company entered into an exclusive license agreement (the "Girbaud Women's Agreement") with the Licensor to manufacture and market women's jeanswear, casualwear and outerwear, including active influenced sportswear, under the Girbaud Marks in all channels of distribution in the United States, including Puerto Rico and the U.S. Virgin Islands. Both Agreements include the right to manufacture the licensed products in a number of foreign countries and both have initial terms of two years and may be extended at the option of the Company for up to a total of ten years. The Agreements generally allow the Company to use the Girbaud Marks on apparel designed by or for the Company or based on designs and styles previously associated with the Girbaud brand, subject to quality control by the Licensor over the final designs of the products, marketing and advertising material and manufacturing premises. Both Agreements provide that they may be terminated by the Licensor upon the occurrence of certain events, including, but not limited to, a breach by the Company of any obligation under the Agreement that remains uncured following certain specified grace periods.

    Under the Girbaud Men's Agreement the Company is required to make payments to the Licensor in an amount equal to 6.25% of the Company's net sales of regular licensed merchandise and 3.0% in the case of certain irregular and closeout licensed merchandise. The Company is subject to guaranteed minimum annual royalty payments of $1.2 million in 1998, $1.5 million in 1999, $2.0 million in 2000, $2.5 million in 2001 and $3.0 million each year from 2002 through 2007. On a quarterly basis during the term, commencing with the first quarter of 1998, the Company is obligated to pay the greater of (i) actual royalties earned by the Licensor under the license or (ii) 8.3% of the minimum guaranteed royalties for that year. The Company is required to spend at least $350,000 in advertising men's Girbaud brand products in 1998 and $500,000 each year thereafter while the Girbaud Men's Agreement is in effect.

    Under the Girbaud Women's Agreement the Company paid a one-time license acquisition fee in the amount of $600,000 and is required to make payments to the Licensor in an amount equal to 6.25% of the Company's net sales of regular licensed merchandise and 3.0% in the case of certain irregular and closeout licensed merchandise. The Company is subject to guaranteed minimum annual royalty payments of $700,000 in 1999, $800,000 in 2000, $1.0 million in 2001 and
$1.5 million each year from 2002 through 2007. On a quarterly basis during the term, commencing with the first quarter of 1999, the Company is obligated to pay the greater of (i) actual royalties earned by the Licensor under the license or
(ii) 8.3% of the minimum guaranteed royalties for that year. The Company is required to spend at least $550,000 in advertising women's Girbaud brand products in 1998 and $400,000 each year thereafter while the Girbaud Women's Agreement is in effect. In addition, over the term of the Girbaud Women's Agreement the Company is required to contribute $190,000 per year to the Licensor's advertising and promotional expenditures for the Girbaud brand.

CREDIT CONTROL

    The Company manages its own credit and collection functions and has never used a factoring service or outside credit insurance. The Company sells to approximately 4,100 accounts throughout the United States and Puerto Rico. All of the functions necessary to service this large volume of accounts are handled by the Company's in-house credit department in Baltimore, Maryland. The Company currently employs eight people in its credit department and believes that managing its own credit gives it unique flexibility as to which customers the Company should sell and how much business it should do with each. The Company obtains and periodically updates information regarding the financial condition and credit histories of customers. Credit personnel evaluate this information and, if appropriate, establish a line of credit. Credit personnel track payment activity for each customer using customized computer software and directly contact customers with receivable balances outstanding beyond 30 days. Under certain circumstances, the Company may discontinue merchandise shipments until the outstanding balance is paid. Ultimately, the Company may determine to engage an outside collection organization to collect past due accounts. The Company believes this provides a selling advantage over those competitors who factor their receivables. In 1997, the Company's credit losses were $1.2 million and the Company's actual credit losses as a percentage of net sales were less than three-quarters of one percent.

COMPETITION

    The apparel industry is highly competitive and fragmented and is subject to rapidly changing consumer demands and preferences. The Company believes that its success depends in large part upon its ability to anticipate, gauge and respond to changing consumer demands and fashion trends in a timely manner and upon the continued appeal to consumers of the BOSS, Beverly Hills Polo Club and Girbaud brands. The Company competes with numerous apparel brands and distributors (including Calvin Klein, DKNY, Fila, FUBU, Guess?, Tommy Hilfiger, JNCO and Nautica). Many of the Company's competitors have greater financial resources than the Company. Although the level and nature of competition differ among its product categories, the Company believes that it competes on the basis of its brand image, quality of design and value pricing. In addition, under the Concurrent Use Agreement, the BHPC Agreements and the Girbaud Agreement, certain third parties have retained the right to produce, distribute, advertise and sell, and to authorize others to produce, distribute, advertise and sell certain garments that are similar to some of the Company's products, including, in the case of the BOSS brand, similar garments using the BOSS name at generally higher wholesale price points. Any such production, distribution, advertisement or sale of such garments by such licensor or another authorized party could have a material adverse effect on the Company's financial condition or results of operations.

MANAGEMENT INFORMATION SYSTEMS

    The Company believes that advanced information processing is essential to maintaining its competitive position. The Company is currently upgrading systems to be year 2000 compliant and to allow areas of the business to be more pro-active to customer requirements, to improve internal communication flow, to increase process efficiency and to support management decisions. The Company's systems provide, among other things, comprehensive order processing, production, accounting and management information for the marketing, selling, manufacturing, retailing and distribution functions of the Company's business. The Company's software program allows it to track, among other things, orders, manufacturing schedules, inventory and sales of its products. The program includes centralized management information systems, which provide the various operating departments with financial, sales, inventory and distribution related information. Via electronic data interchange, the Company is able to ship orders to certain customers within 24 to 72 hours from the time of order receipt.

EMPLOYEES

    The Company believes that its employees are one of its most valuable resources. As of December 31, 1997, the Company had approximately 930 full-time employees. The Company is not a party to any labor agreements, and none of its employees is represented by a labor union. The Company considers its relationship with its employees to be good and has not experienced any material interruption of its operations due to labor disputes.

ENVIRONMENTAL MATTERS

    The Company is subject to federal, state and local laws, regulations and ordinances that (i) govern activities or operations that may have adverse environmental effects (such as emissions to air, discharges to water, and the generation, handling, storage and disposal of solid and hazardous wastes) or
(ii) impose liability for the costs of clean up or other remediation of contaminated property, including damages from spills, disposals or other releases of hazardous substances or wastes, in certain circumstances without regard to fault. Certain of the Company's operations routinely involve the handling of chemicals and waste, some of which are or may become regulated as hazardous substances. The Company has not incurred any significant expenditures or liabilities for environmental matters. Although the Company believes that its environmental obligations will not have a material adverse effect on its financial condition or results of operations, environmental compliance matters are subject to inherent risks and uncertainties.

ITEM 2. PROPERTIES

    Certain information concerning the Company's principal facilities is set forth below:

                                                                                                   APPROXIMATE AREA
                                            LEASED OR                                                     IN
LOCATION                                      OWNED                        USE                       SQUARE FEET
-----------------------------------------  -----------  -----------------------------------------  ----------------

Baltimore, MD............................       Owned   Administrative Headquarters and Office            40,000
                                                        Facilities

New York, NY.............................      Leased   Sales, Merchandising, Marketing and                9,725
                                                        Sourcing Headquarters

New York, NY.............................      Leased   Sales, Marketing and Sourcing                      4,300
                                                        Headquarters

Barcelona, Spain.........................      Leased   European Headquarters                              2,000

Milford, DE..............................       Owned   Distribution Center                               70,000

Newton, MS...............................      Leased   Manufacturing Plant                              101,000

Carthage, MS.............................      Leased   Manufacturing Plant                              110,000

Raleigh, MS..............................      Leased   Manufacturing Plant                               90,000

    The Company also has regional sales offices, all of which are leased, in the following cities: Atlanta, Georgia; Dallas, Texas; Miami, Florida; Seattle, Washington; Los Angeles, California; Philadelphia, Pennsylvania; Boston, Massachusetts; Minneapolis, Minnesota; Charlotte, North Carolina; and Santurce, Puerto Rico. The Company believes that its existing facilities are well maintained and in good operating condition. The Company also believes that its increased distribution requirements can be better met by consolidating its warehousing and distribution functions into a new 150,000 square foot facility to be located in Milford, Delaware. See "ITEM 1. Business--Warehousing and Distribution" and Note 7 of Notes to Consolidated Financial Statements for further information.

    The Company intends to close its Newton, Mississippi, manufacturing plant during the second quarter of 1998. The majority of the production in this facility is of jeans. Some of this production will be transferred to third party independent contractor facilities in Mexico where the Company currently has jeans manufactured. The Company anticipates that a charge in the range of $0.2 million to $0.3 million will be made against earnings for the first quarter of 1998 as a result of closing the plant. The Company anticipates annual cost savings in the range of $0.3 million to $0.6 million after the transfer of production to Mexico as a result of lower labor and overhead costs.

    The Girbaud Women's Agreement requires the Company to open a Girbaud flagship store in Manhattan, New York City, with a target selling space of no less than approximately 7,800 square feet. The Company intends to open the store in the SoHo neighborhood of New York City by the end of 1998. The store will offer both sportswear manufactured under the Girbaud Men's Agreement and the Girbaud Women's Agreement as well as products from the Girbaud European collections.

ITEM 3. LEGAL PROCEEDINGS

    In November 1997, the Company entered into a Settlement of litigation involving use of the BOSS trademark. The original complaint was filed in the United States District Court for the Southern District of New York on February 11, 1993 by Hugo Boss Fashions, Inc., International Fashions Apparel Corporation and Hugo Boss and sought injunctive relief and compensatory damages for misappropriation, infringement of trademark rights, unfair competition, dilution, use of name with intent to deceive, violations under the Lanham Act, breach of contract and tortious interference with contractual relations. The original complaint named Brookhurst, Boss Sportswear (USA), Inc. and the Company as defendants and was subsequently amended to add Boss Golf Company, Inc. The defendants filed a counterclaim against the plaintiffs alleging trademark infringement and related matters arising out of the plaintiffs' use of the BOSS trademark. In November 1997, the parties entered into the Settlement pursuant to which the Company will continue to be able to use the BOSS brand name and image in connection with the manufacture of BOSS brand apparel in the United States and certain foreign countries, subject to the terms of the Concurrent Use Agreement, for distribution in the United States and Puerto Rico. Although its insurance carrier paid approximately $650,000 pursuant to the Settlement, the Company did not admit any liability and such payment was made based on the cost of litigation rather than any assessment of the Company's potential liability in the suit.

    From time to time the Company is a party to various claims, complaints and other legal actions that have arisen in the ordinary course of business. The Company is not presently aware of any such legal proceedings which, in the aggregate, it believes would have a material adverse effect on the Company's financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    During the fourth quarter of 1997, there were no matters submitted to a vote of the Company's stockholders except as follows:

    (1) On December 18, 1997, the Company's stockholders acted by unanimous written consent to approve the issuance of shares of Common Stock in the Company's initial public offering.

    (2) On December 22, 1997, the Company's stockholders acted by unanimous written consent to approve the revocation of the Company's S election in connection with the Company's initial public offering.

                                    PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED
       STOCKHOLDER MATTERS

    The market for the Company's Common Stock is not an exchange but is established by the National Association of Securities Dealers' Automated Quotation System. At December 31, 1997 there were approximately 50 holders of record of the Company's Common Stock.

    The Company's Common Stock began trading on the Nasdaq National Market System under the Symbol "ISAC" effective December 18, 1997. Prior to that date, there was no public market for the Common Stock. The reported last sale price of the Common Stock on the Nasdaq National Market on March 25, 1998 was $7 1/32. The following table sets forth for the periods indicated the high and low sale prices for the Common Stock reported by the Nasdaq National Market:

                                   1997                                        HIGH        LOW
---------------------------------------------------------------------------  ---------  ---------
Fourth Quarter (from December 18, 1997)....................................  $ 10 3/16  $   10.00

    From January 1, 1993 until its initial public offering, the Company elected to be treated for federal and state income tax purposes as an S corporation. As a result, the Company's stockholders, rather than the Company, have been taxed directly on the earnings of the Company for federal and certain state income tax purposes, whether or not such earnings were distributed. In 1997, the Company made cash distributions to its stockholders in the amount of $15.8 million, which were to be used to fund the stockholders' tax obligations as a result of the Company's status as an S corporation.

    One day prior to the consummation of the transactions related to the Company's initial public offering, the Company's S Corporation status was terminated (the "S Termination Date"). On the S Termination Date the Company declared a dividend distribution to the stockholders of record of the Company, including certain officers and directors of the Company, in the aggregate amount of approximately $9.3 million, which represented a portion of the earned but undistributed S corporation earnings of the Company prior to its initial public offering (the "S Corporation Distribution"). The Company does not anticipate any subsequent distribution of the remaining earned but undistributed S corporation earnings of the Company. Only stockholders of record as of the S Termination Date participated in the S Corporation Distribution. The S Corporation Distribution was paid on the date of consummation of the transactions relating to the initial public offering.

    The Company anticipates that all earnings of the Company will be retained for the foreseeable future for use in the operation of the Company's business. Any future determination as to the payment of dividends will be at the discretion of the Company's Board of Directors and will depend upon the Company's results of operations, financial condition, restrictions in the Company's credit facilities and other factors deemed relevant by the Board of Directors.

    On May 15, 1997, the Board of Directors of the Company and the Company's stockholders adopted the 1997 Omnibus Stock Plan (the "Plan"). The purpose of the Plan is to promote the long-term growth and profitability of the Company by providing key people with incentives to improve stockholder value and contribute to the growth and financial success of the Company, and by enabling the Company to attract, retain and reward the best-available persons for positions of substantial responsibility. The maximum number of shares of Common Stock that may be issued with respect to awards granted under the Plan is 500,000. The Plan is administered by the Compensation Committee of the Board of Directors. Participation in the Plan will be open to all employees, officers, directors and consultants of the Company or any of its affiliates, as may be selected by the Compensation Committee from time to time. The Plan allows for stock options, stock appreciation rights, stock awards, phantom stock awards and performance awards to be granted. The Compensation Committee will determine the prices, vesting schedules, expiration dates and other material conditions upon which such awards may be exercised. To date, no stock options or other awards have been granted under the Plan.

    The Company's Registration Statement on Form S-1 (File No. 333-37155), filed in order to accomplish its initial public offering of its Common Stock (including shares issued upon the partial exercise of the underwriters' over-allotment option, the "Offering"), was declared effective by the Securities and Exchange Commission on December 17, 1997 and closed on December 23, 1997. The over-allotment option was partially exercised on January 22, 1998 for 520,000 shares of Common Stock. The managing underwriter for the Offering was The Robinson-Humphrey Company, LLC. The aggregate amount registered in the Offering, including the full over-allotment option, totaled 4,370,000 shares. The aggregate price of the Offering amount registered totaled $43.7 million at the initial public offering price of $10.00 per share. A total of 4,320,000 shares were sold in the Offering representing an aggregate offering price of $43.2 million at the initial public offering price of $10.00 per share.

    The net proceeds received by the Company from the Offering were approximately $38.7 million, at the initial public offering price of $10.00 per share and after deducting the underwriting discount and offering expenses paid by the Company. The Company used such net proceeds as follows: (i) to repay $19.5 million of the Company's outstanding borrowings under its credit facilities; and (ii) to pay the S Corporation Distribution of $9.3 million. The remaining proceeds will be used for general corporate and working capital purposes. Pending application of the remaining net proceeds from the Offering as described above, the Company has invested the net proceeds in short-term, interest bearing instruments or other investment grade securities.

    The aggregate expenses paid by the Company in the Offering, including aggregate underwriting discounts and commissions of $3.0 million, were approximately $4.5 million.

    Each of the three following transactions was exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), in reliance on Section 3(a)(9) and/or Section 4(2) of the Securities Act on the basis that such transaction was solely with existing security holders and/or did not involve a public offering. No underwriters were involved in connection with any of the following transactions:

(1) On January 17, 1997, the Company issued 24,699 shares of Common Stock to Thomas P. Ormandy, an executive officer of the Company, for $39,485 cash.

(2) On September 2, 1997, the Company issued 5,746 shares of Common Stock to existing stockholders of the Company in consideration of the cancellation of stock certificates that had been issued at a time when the Company did not have a sufficient number of authorized shares of Common Stock.

(3) Immediately prior to the consummation of the Offering the Company effected a 246.9898-for-1 stock split pursuant to which it issued an aggregate of 4.0 million shares of Common Stock to the Company's existing stockholders.

ITEM 6. SELECTED FINANCIAL DATA

    The selected financial data set forth below have been derived from the consolidated financial statements of the Company and the related notes thereto. The statement of income data for the years ended December 31, 1995, 1996 and 1997 and the balance sheet data as of December 31, 1996 and 1997 are derived from the consolidated financial statements of the Company which have been audited by BDO Seidman, LLP, independent certified public accountants, included elsewhere herein. The statement of income data for the years ended December 31, 1993 and 1994 and the balance sheet data as of December 31, 1993, 1994 and 1995 are derived from the consolidated financial statements of the Company, which have been audited but are not contained herein. The following selected financial data should be read in conjunction with the Company's consolidated financial statements and the related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations," which are included elsewhere herein.

                                                                                    YEAR ENDED DECEMBER 31,
                                                                    -------------------------------------------------------
                                                                      1993       1994       1995        1996        1997
                                                                    ---------  ---------  ---------  ----------  ----------

                                                                             (IN THOUSANDS EXCEPT PER SHARE DATA)
STATEMENT OF INCOME DATA:
Net sales.........................................................  $  72,414  $  85,298  $  93,271  $  118,655  $  161,446
Cost of sales.....................................................     54,880     62,216     68,530      84,421     109,694
                                                                    ---------  ---------  ---------  ----------  ----------
  Gross profit....................................................     17,534     23,082     24,741      34,234      51,752
Selling expenses..................................................      6,853      7,462      8,927      11,898      16,236
License fees......................................................      2,182      3,012      3,174       4,817       7,577
Distribution and shipping expenses................................      4,276      2,046      2,379       2,669       4,307
General and administrative expenses...............................      1,903      5,813      5,787       6,243       7,546
Recovery of legal fees............................................         --         --         --        (718)       (117)
                                                                    ---------  ---------  ---------  ----------  ----------
  Operating income................................................      2,320      4,749      4,474       9,325      16,203
Interest, net.....................................................      1,260      1,191      1,247       1,365       2,372
Other income (expense) (1)........................................      1,215      1,235         (3)         85           3
Minority interest.................................................         --        (53)       (33)        (82)       (135)
                                                                    ---------  ---------  ---------  ----------  ----------
Income before extraordinary item and income taxes.................      2,275      4,740      3,191       7,963      13,699
Extraordinary item (2)............................................         --        389         --          --          --
                                                                    ---------  ---------  ---------  ----------  ----------
Income before income taxes........................................      2,275      5,129      3,191       7,963      13,699
Income tax benefit................................................         --         --         --          --       1,349
                                                                    ---------  ---------  ---------  ----------  ----------
  Net income......................................................  $   2,275  $   5,129  $   3,191  $    7,963  $   15,048
                                                                    ---------  ---------  ---------  ----------  ----------
                                                                    ---------  ---------  ---------  ----------  ----------
Basic and diluted net income per share (3)........................  $    0.57  $    1.29  $    0.80  $     1.99  $     3.68
                                                                    ---------  ---------  ---------  ----------  ----------
                                                                    ---------  ---------  ---------  ----------  ----------
Weighted average common shares outstanding........................      4,000      3,988      3,988       4,000       4,094

PRO FORMA STATEMENT OF INCOME DATA:
Income before income taxes........................................      2,275      5,129      3,191       7,963      13,699
Income tax provision (4)..........................................        933      2,103      1,308       3,265       5,617
                                                                    ---------  ---------  ---------  ----------  ----------
  Net income......................................................  $   1,342  $   3,026  $   1,883  $    4,698  $    8,082
                                                                    ---------  ---------  ---------  ----------  ----------
                                                                    ---------  ---------  ---------  ----------  ----------
Basic and diluted net income per share............................                                   $     0.95  $     1.62
                                                                                                     ----------  ----------
                                                                                                     ----------  ----------
Weighted average common shares outstanding........................                                        4,930       5,001

                                                                               AS OF DECEMBER 31,
                                                              -----------------------------------------------------
                                                                1993       1994       1995       1996       1997
                                                              ---------  ---------  ---------  ---------  ---------

                                                                                 (IN THOUSANDS)
BALANCE SHEET DATA:
Working capital.............................................  $   6,787  $  10,035  $  10,807  $  16,274  $  46,636
Total assets................................................     27,201     30,103     31,764     37,257     73,443
Total debt..................................................      9,405      8,798      8,645      7,796     11,609
Stockholders' equity........................................     10,824     14,428     14,645     19,393     52,496

------------------------

(1) Includes income from settlement of license disputes of $1.5 million and $1.2 million in 1993 and 1994, respectively.

(2) In connection with the early extinguishment of certain debt, the Company recorded an extraordinary gain of $0.4 million in 1994.

(3) Historical earnings per share does not reflect a provision for income taxes as the Company had been taxed as an S corporation for the years ended December 31, 1993, 1994, 1995, 1996 and the majority of 1997.

(4) Reflects pro forma provision for income taxes as if the Company had been taxed as a C corporation for the years ended December 31, 1993, 1994, 1995, 1996 and 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis should be read in conjunction with the "Selected Financial Data" and the Company's consolidated financial statements and the related notes thereto, which are included elsewhere herein.

OVERVIEW

    During its first 77 years, the Company became one of the leading manufacturers of pants, trousers and jeans in the United States. The Company was able to utilize its fabric sourcing and manufacturing expertise to build a well known franchise in the men's and women's bottoms segment of the apparel industry. In this period, the Company's marketing efforts were typically driven by its manufacturing capabilities, and branding was limited to Company-owned brands and third-party private labels.

    In the late 1980's, management made a decision to change the Company's marketing focus from a manufacturing-driven to a brand-driven strategy. This fundamental shift within the Company reflected senior management's belief that the American sportswear market would be dominated by recognized brands with clearly established images. Management also concluded that increasing market share would go to those companies that were market-driven and able to service their customers with diversified manufacturing and sourcing capabilities. Recognizing its strength in bottoms manufacturing, in 1990 the Company entered into a license agreement for the exclusive use of the BOSS brand name on men's denim apparel and on all types of juniors sportswear for the young women's market. In 1994, the Company expanded its license agreement to include use of the BOSS brand name on men's, women's, boys' and youth sportswear in the United States and Puerto Rico. In 1997, the Company's rights to manufacture and market BOSS sportswear were further expanded to allow broader product offerings and significant Company control over styling, advertising and distribution. In the fall of 1993, the Company entered into license agreements for the use of the Beverly Hills Polo Club brand name on men's and women's sportswear in the United States and Puerto Rico. License rights were expanded to include Europe in 1996 and to include men's dress shirts in 1997.

    In November 1997, the Company acquired an exclusive license to manufacture and market certain men's sportswear under the Girbaud brand in the United States and Puerto Rico. Over the last ten years, the Girbaud brand was manufactured and marketed in the United States under license by VF Corp. The Girbaud brand is an internationally recognized designer sportswear label with a distinct European influence. By targeting men who desire contemporary international fashion, the Girbaud brand will enable the Company to address another consumer segment within its branded product portfolio. The Company is positioning the Girbaud men's line with a broader assortment of products, styles and fabrications reflecting a contemporary European look. The Company began marketing a fall men's collection under the Girbaud brand in February 1998. The Company anticipates that it will incur approximately $600,000 in startup costs related to the implementation of the Girbaud brand, including, but not limited to, expenditures for additional office and showroom space and costs related to adding merchandising and sales personnel. In March 1998, the Company entered into an exclusive license agreement to manufacture and market certain women's sportswear under the Girbaud brand in the United States and Puerto Rico. The Company intends to begin marketing women's sportswear under the Girbaud brand in the second quarter of 1998 for delivery during the 1998 holiday season. The Company intends to reposition the Girbaud women's line with a broader assortment of products, styles and fabrications. The Company paid an initial license fee of $600,000. Also, in 1998 the Company is required to spend at least $550,000 in advertising for the women's Girbaud brand and at least $350,000 in advertising for the men's Girbaud brand. In addition, the Company is required to contribute $190,000 per year to the licensor's advertising and promotional expenditures for the Girbaud brand. Minimum royalty payments begin in the first quarter of 1998. See "ITEM
1. Business--Licenses and Other Rights Agreements."

    The Company also manufactures and markets women's sportswear under its own "I.C. Isaacs," "Lord Isaacs" and "Pizzazz" brand names and under third-party private labels. The Company intends to continue to manufacture and market this sportswear for the foreseeable future. See "ITEM 1. Business--Licenses and Other Rights Agreements."

    Over the past three years, the Company has completed its strategic repositioning from a manufacturing-driven company to a marketing and brand-driven company. Through a focused strategy of providing fashionable, branded merchandise at value prices, the Company has emerged as a significant fashion influence for youthful and contemporary consumers who purchase sportswear through specialty and department stores. The Company's brand-driven market strategy is evidenced by the increase of licensed, branded apparel as a percentage of the Company's net sales. In 1997, the BOSS and Beverly Hills Polo Club brands comprised 74.6% and 15.8% of net sales, respectively. Concurrently with this strategy, the Company has also shifted its product mix from predominately bottoms to a full array of sportswear, including tops and outerwear. As a result, net sales of the BOSS tops and outerwear lines have nearly tripled since 1995 to approximately $48 million in 1997. The Company has also expanded its branded lines to include sportswear for boys, youth and juniors. Historically, the Company has recognized markdowns for specific unsold inventory in the second and fourth quarters. These specific markdowns are reflected in cost of sales and the related gross margins at the conclusion of the appropriate selling season. The following table sets forth, for the periods indicated, the Company's net sales categorized by brand and product category:

                                                                            YEAR ENDED DECEMBER 31,
                                                                       ---------------------------------
                                                                         1995        1996        1997
                                                                       ---------  ----------  ----------

                                                                                (IN THOUSANDS)
MEN'S(1)
BOSS Bottoms.........................................................  $  37,234  $   44,667  $   54,234
BOSS Tops............................................................     15,882      29,284      48,094
BOSS BOYS'...........................................................      3,264       6,736      13,992
Men's BHPC...........................................................      5,219      12,226      24,196
Men's Private Label..................................................      4,299         500         129
                                                                       ---------  ----------  ----------
  Men's net sales....................................................     65,898      93,413     140,645
                                                                       ---------  ----------  ----------
WOMEN'S(1)
BOSS Juniors'........................................................      5,424       5,413       4,098
Women's BHPC.........................................................      1,833       2,043       1,338
Women's Other(2).....................................................     20,116      17,786      15,364
                                                                       ---------  ----------  ----------
  Women's net sales..................................................     27,373      25,242      20,800
                                                                       ---------  ----------  ----------
  Total net sales....................................................  $  93,271  $  118,655  $  161,445
                                                                       ---------  ----------  ----------
                                                                       ---------  ----------  ----------

------------------------

(1) The net sales totals incorporate product returns allocated in proportion to gross sales.

(2) Includes Company-owned brands and third-party private labels.

RESULTS OF OPERATIONS

    The following table sets forth, for the periods indicated, the percentage relationship to net sales of certain items in the Company's consolidated statements of income for the periods shown below:

                                                                                     YEAR ENDED DECEMBER 31,
                                                                               -----------------------------------
                                                                                 1995       1996(1)      1997(1)
                                                                               ---------  -----------  -----------
Net sales....................................................................      100.0%      100.0%       100.0%
Cost of sales................................................................       73.5        71.1         67.9
                                                                               ---------       -----        -----
Gross profit.................................................................       26.5        28.9         32.1
Selling expenses.............................................................        9.5        10.0         10.1
License fees.................................................................        3.4         4.1          4.7
Distribution and shipping expenses...........................................        2.6         2.2          2.7
General and administrative expenses..........................................        6.2         4.7          4.6
                                                                               ---------       -----        -----
Operating income.............................................................        4.8%        7.9%        10.0%
                                                                               ---------       -----        -----
                                                                               ---------       -----        -----

------------------------

(1) General and administrative expenses have been reduced to reflect the receipt in 1996 and 1997 of approximately $0.7 million and $0.1 million, respectively, related to an agreement with the Company's insurance carrier to reimburse it for legal fees associated with litigation billed in prior years.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

    NET SALES. Net sales increased 36.0% to $161.4 million in 1997 from $118.7 million in 1996. Substantially all of this increase was due to higher volume shipments of BOSS and Beverly Hills Polo Club sportswear. Net sales of BOSS sportswear increased $34.3 million or 39.8% to $120.4 million primarily driven by strong growth in the men's tops, boys' and youth segments. Net sales of the BOSS tops segment were $48.1 million in 1997 versus $29.3 million in 1996. Net sales of Beverly Hills Polo Club sportswear increased $11.3 million or 79.0% to $25.6 million over the same period, primarily driven by strong growth in the men's business. The increases in net sales were partially offset by weaker than expected performance in the fourth quarter of 1997 principally attributable to sluggishness in the retail apparel market, primarily at the specialty store level. The Company has noted that in recent periods apparel retailers have been buying goods closer to market needs which may negatively affect results in the first half of 1998. International sales were insignificant in 1997.

    GROSS PROFIT. Gross Profit increased 51.5% to $51.8 million in 1997 from $34.2 million in 1996. Gross profit as a percentage of net sales increased to 32.1% in 1997 from 28.9% in 1996. The increase in gross profit was due in part to the expansion of the BOSS tops product line, which typically carries a higher gross margin than the bottoms product line. In addition, the tops line had improved gross margins due to reduced costs on imported tops resulting from volume purchase discounts. Also, the continued shift of production of denim bottoms from the United States to Mexico and the accompanying decrease in labor and overhead costs contributed to the improved gross margin. The Company's improved gross margin was also a result of increased sales of products at full margin, particularly in the first quarter, offset somewhat by markdowns taken in the second quarter related to unsold spring and summer goods.

    SELLING, DISTRIBUTION, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, distribution, general and administrative ("SG&A") expenses increased 39.3% to $28.0 million in 1997 from $20.1 million in 1996. As a percentage of net sales, SG&A expenses increased to 17.4% from 16.9% in 1996 as the Company continued to increase investment in its organizational structure and personnel to support growth and expanded advertising. Selling expenses increased $4.3 million to $16.2 million in 1997 as a result of higher commissions to the Company's salespersons and higher advertising expenditures which increased $1.4 million to $3.9 million as the Company continued to focus on enhancing the identity and image of its brands through increased media exposure. Distribution and shipping expenses increased $1.6 million to $4.3 million due to higher unit shipments and increased overtime costs. The Company opted to incur additional overtime wages rather than adding personnel to process the increase in unit shipments. General and administrative expenses increased $1.3 million to $7.5 million due to salary increases for existing employees and salaries and costs associated with the hiring of new management and administrative personnel.

    LICENSE FEES. License fees increased $2.8 million to $7.6 million in 1997 from $4.8 million in 1996. As a percentage of net sales, license fees increased to 4.7% from 4.1%. This increase was due to greater sales growth of non-denim branded products, which have higher royalty rates than other branded products. The Company believes that its license fees will increase as the percentage of net sales of branded products increases.

    OPERATING INCOME. Operating income increased 74.2% to $16.2 million or 10.0% of net sales in 1997, from $9.3 million or 7.9% of net sales in 1996. This increase resulted primarily from the increase in net sales and gross profit margins.

    INTEREST EXPENSE. Interest expense increased $1.0 million to $2.4 million in 1997 due to an increase in working capital borrowing requirements. In 1997 the average debt balance was $17.1 million, with an average effective interest rate of 9.5%. In 1996, the average debt balance was $9.8 million with an average effective interest rate of 9.25%.

    INCOME TAXES. The Company recorded a net income tax benefit of $1.3 million in the fourth quarter of 1997. Prior to its initial public offering, the Company's earnings were not subject to federal, state and local income taxes. In connection with its initial public offering, the Company became subject to such taxes, and as a result, recorded a deferred tax asset and a corresponding tax benefit of approximately $1.5 million in conjunction with termination of its Subchapter S Corporation status in December 1997. This income tax benefit was offset somewhat by a current provision for income taxes of $0.2 million which was recorded for the period December 23, 1997 to December 31, 1997. The Company expects an effective tax rate of approximately 41% in 1998.

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

    NET SALES. Net sales increased 27.2% to $118.7 million in 1996 from $93.3 million in 1995. Substantially all of the increase in net sales was due to greater unit volume shipments of both the BOSS and Beverly Hills Polo Club sportswear lines. Net sales of BOSS sportswear increased 39.3% to $86.1 million in 1996 from $61.8 million in 1995. The volume increase in BOSS sportswear was primarily driven by strong growth in the tops segment, continued strength of the jeans segment and, to a lesser extent, growth in the boys' and youth segments. Net sales of BOSS tops and outerwear nearly doubled from $15.9 million in 1995 to $29.3 million in 1996, as a result of the Company's continued product expansion and increased consumer acceptance and demand. The BOSS bottoms segment also showed strong growth, as net sales increased 20.2% in 1996 to $44.7 million. Net sales of Beverly Hills Polo Club sportswear increased 101.4% to $14.3 million during the same period primarily driven by strong growth in the men's segment. This success was due in part to increased acceptance of the product after its first full year of sales and the ongoing reconfiguration of the Company's Beverly Hills Polo Club sales force to more effectively market to specialty store customers. These increases in net sales were partially offset by a decline in sales of the Company's men's private label collection and women's Company-owned and private label collections as the Company continued to place more emphasis on branded labels. The Company discontinued the men's private label collection in 1996 due to unsatisfactory gross margins relative to BOSS and Beverly Hills Polo Club sportswear. The Company did not incur any material costs in connection with the discontinuation. International sales were insignificant in 1996.

    GROSS PROFIT. Gross profit increased 38.5% to $34.2 million in 1996 from $24.7 million in 1995. Gross profit as a percentage of net sales increased to 28.9% in 1996 from 26.5% in 1995. The increase in gross margin was primarily due to the expansion of the BOSS tops product line as a percentage of total net sales. The tops line had a higher gross margin due to reduced costs on imported tops resulting from volume purchase discounts. Also, the continued shift of production of denim bottoms from the United Sates to Mexico and accompanying decrease in labor and overhead costs contributed to the improved gross margin.

    SELLING, DISTRIBUTION, GENERAL AND ADMINISTRATIVE EXPENSES. SG&A expenses increased 17.5% to $20.1 million in 1996 from $17.1 million in 1995. As a percentage of net sales SG&A expenses decreased to 16.9% in 1996 from 18.3% in 1995. This improvement reflects overall declines in SG&A expenses resulting from cost containment efforts in certain expense areas and expense leverage associated with the Company's growth. Selling expense increased $3.0 million to $11.9 million over the same period, as a result of higher commissions to the Company's salespersons and higher advertising expenditures which increased $1.0 million to $2.5 million as the Company initiated an advertising campaign to promote the BOSS brand. Distribution and shipping expenses increased $0.3 million to $2.7 million due to higher unit shipments and overtime wages for employees at the Company's distribution center. The Company opted to incur additional overtime wages rather than adding personnel to process the increase in unit shipments. General and administrative expenses increased $0.4 million to $6.2 million during the same period primarily due to higher data processing expenses.

    LICENSE FEES. License fees increased $1.6 million to $4.8 million in 1996 from $3.2 million in 1995. As a percentage of net sales, license fees increased to 4.1% from 3.4%. License fees increased at a rate in excess of the growth in net sales due to the increase in sales of non-denim branded products.

    OPERATING INCOME. Operating income increased 106.7% to $9.3 million or 7.9% of net sales in 1996, from $4.5 million or 4.8% of net sales in 1995. This increase primarily resulted from the increase in net sales and gross profit margins as well as the receipt of approximately $0.7 million related to an agreement with the Company's insurance carrier to reimburse it for legal fees associated with litigation billed in prior years.

    INTEREST EXPENSE. Interest expense increased to $1.4 million in 1996 from $1.2 million in 1995 due to an increase in working capital borrowing requirements which was partially offset by a reduction in borrowing costs. For 1996, the average outstanding short-term debt balance was $9.8 million, with an average effective interest rate of 9.25%. For 1995, the average balance was $8.5 million, with an average effective interest rate of 9.88%.

LIQUIDITY AND CAPITAL RESOURCES

    The Company has relied primarily on internally generated funds, trade credit and asset-based borrowings to finance its operations and expansion. The Company's capital requirements primarily result from working capital needed to support increases in inventory and accounts receivable.

OPERATING CASH FLOW

    Cash used by operations totaled $1.5 million in 1997 due to a significant increase in accounts receivable and inventory which resulted from higher sales of BOSS and Beverly Hills Polo Club sportswear. This was partially offset by slightly higher levels of accounts payable and significantly improved operating results. Cash used for investing activities totaled $1.1 million for 1997 and was used primarily for the purchase of machinery for the Company's factories. Cash provided by financing activities totaled $9.1 million for 1997. Upon completion of it's initial public offering, the Company received net proceeds of $33.9 million. This was used to retire the revolving line of credit and term loan totaling approximately $19.5 million and to fund the final distribution to the stockholders of the Subchapter S corporation of $9.3 million.

    Accounts receivable and inventories increased $6.5 million and $9.8 million, respectively, from December 31, 1996 to December 31, 1997 due to higher sales of BOSS and Beverly Hills Polo Club sportswear and higher levels of finished goods. The increase in accounts receivable was greater than the increase in sales due to lower than expected cash collections beginning in May and periodically through December 1997. Also, the increase in the finished goods inventories was greater than the increase in sales due to growth in imported merchandise for which the Company pays via letters of credit prior to delivery in the United Sates. The Company manages its inventory levels by scheduling production and purchases of imported inventory to meet firm purchase orders.

    Capital expenditures were $1.1 million for the year ended December 31, 1997 and $0.7 million in both 1996 and 1995. The Company's capital expenditures were comprised primarily of purchases of computer equipment and sewing machinery for its domestic factories. The Company anticipates that capital expenditures will be approximately $7.0 to $8.0 million in 1998, primarily related to the construction of a new 150,000 square foot distribution center in Milford, Delaware to be financed through a mortgage loan. Also, the Company expects to spend approximately $0.5 million to upgrade its computer software to ensure year 2000 compliance. The Company expects conversion of its primary software programs to be completed in November 1998 with testing to follow in early 1999. Recently, the Company purchased new versions of two secondary software programs which have been updated for year 2000 compliance. There is one remaining secondary software program in which a decision to upgrade or outsource the processing entirely needs to be made. Management will make this decision 1998. The Company does not currently have commitments for any other material capital expenditures in 1998. However, as part of the Company's expanded relationship with Girbaud, by the end of 1998 the Company intends to open a Girbaud flagship store in Manhattan, New York City, with a target selling space of no less than approximately 7,800 square feet. The Company intends to lease the required space for the store. At this time the Company cannot determine the amount of capital expenditures that may be required to appropriately fixture the store or, if it ultimately decided to do so, to construct the store. See "ITEM 2. Properties."

    A significant portion of the Company's fixed assets are located at its manufacturing facilities in Mississippi. In February 1998, the Company announced that it intends to close its Newton, Mississippi manufacturing facility. This closure will occur during the second quarter of 1998, resulting in a charge in the range of $0.2 million to $0.3 million against earnings in the first quarter of 1998. The production in this facility, the majority of which is jeans, will be transferred to third party independent contractors facilities in Mexico where the Company currently has jeans manufactured. The Company anticipates annual cost savings in the range of $0.3 million to $0.6 million after the transfer of production to Mexico as a result of lower labor and overhead costs.

    As of December 31, 1997 the Company had no borrowings under its revolving line of credit and term loan facility compared to $7.2 million as of December 31, 1996.

    Because of the Company's treatment as an S corporation for federal and state income tax purposes, the Company has provided funds to its stockholders for the payment of income taxes on the earnings of the Company. Accordingly, the Company made cash distributions to its stockholders in the amounts of $2.9 million, $3.2 million and $15.8 million in 1995, 1996 and 1997, respectively. Concurrently with completing its initial public offering the Company terminated its Subchapter S Corporation status.

CREDIT FACILITIES

    The Company has an asset-based revolving line of credit with Congress Financial Corporation that allows it to borrow up to $30.0 million based on a percentage of eligible accounts receivable and inventory. Outstanding borrowings at December 31, 1995, 1996 and 1997 were $7.2 million, $6.3 million and $0.0 million, respectively. Borrowings under the revolving line of credit bear interest at the lender's prime rate plus 1.0%. Also, the Company has a term loan facility with the lender, which allows it to continually borrow up to $1.0 million. Outstanding borrowings under the term loan were $0.3 million, $0.9 million and $0.0 million at December 31, 1995, 1996 and 1997, respectively. The Company intends to enter into a new credit facility in 1998, which will replace the existing revolving line of credit and term loan facilities. The Company does not expect to incur material costs in connection with entering into a new credit facility.

    In November 1997, the Company borrowed $11.25 million from Ambra to finance the acquisition of certain BOSS trademark rights. This obligation is evidenced by a secured limited recourse promissory note which matures on December 31, 2007 (the "Note"). The Note bears interest at 10.0% per annum, payable quarterly; principal is payable in full upon maturity of the Note, which is collateralized by the Domestic BOSS Trademark Rights. See "ITEM 1. Business--Licenses and Other Rights Agreements."

    The Company extends credit to its customers. Accordingly, the Company may have significant risk in collecting accounts receivable from its customers. The Company has credit policies and procedures which it uses to minimize its exposure to credit losses. The Company's collection personnel regularly contact customers with receivable balances outstanding beyond 30 days to expedite collection. If these collection efforts are unsuccessful, the Company may discontinue merchandise shipments until the outstanding balance is paid. Ultimately, the Company may engage an outside collection organization to collect past due accounts. Timely contact with customers by collection personnel has been effective in reducing credit losses to an immaterial amount. In 1996 and 1997, the Company's credit losses were $0.9 million and $1.2 million, respectively. In each of these years, the Company's actual credit losses as a percentage of net sales has been less than three-quarters of one percent. See "ITEM 1. Business--Credit Control."

    The Company believes that current levels of cash and cash equivalents ($7.4 million at December 31, 1997) plus the $4.8 million received in January 1998 from the partial exercise of the over-allotment option, together with cash from operations and its existing credit facilities, will be sufficient to meet its capital requirements for the next 12 months.

SELECTED QUARTERLY RESULTS

    The Company's business is impacted by the general seasonal trends that are characteristic of the apparel and retail industries. In the Company's segment of the apparel industry, sales are generally higher in the first and third quarters. Historically, the Company has taken greater markdowns in the second and fourth quarters. As the timing of the shipment of products may vary from year to year, the results for any particular quarter may not be indicative of results for the full year. The Company has not had significant overhead and other costs generally associated with large seasonal variations.

INFLATION

    The Company does not believe that the relatively moderate rates of inflation experienced in the United States over the last three years have had a significant effect on its net sales or profitability. Although higher rates of inflation have been experienced in a number of foreign countries in which the Company's products are manufactured, the Company does not believe that they have had a material effect on the Company's net sales or profitability.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

    In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"). SFAS 123 will begin to affect the Company in 1997 with the establishment of the 1997 Omnibus Stock Plan. The Company will adopt only the disclosure provisions of SFAS 123 and account for stock-based compensation using the intrinsic value method set forth in APB Opinion 25.

    In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128"). SFAS 128 provides a different method of calculating earnings per share than is currently used in APB Opinion 15. SFAS 128 provides for the calculation of basic and diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to existing fully diluted earnings per share. As required by the policies of the Securities and Exchange Commission (the "Commission"), the Company has treated the shares being sold to fund the S Corporation Distribution as outstanding prior to the Offering. The Company adopted the provisions for computing earnings per share set forth in SFAS 128 in December 1997.

    In June 1997, the Financial Accounting Standards Board issue two new disclosure standards. The Company's results of operations and financial position will be unaffected by implementation of these new standards.

    Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130"), establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

    Statement of Financial Accounting Standards No. 131, Disclosure about Segments of a Business Enterprise ("SFAS 131"), establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information for disclosures regarding products and services, geographic areas and major customers. SFAS 131 defines operating segments as components of an enterprise about which separate financial information is available and that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

    Both SFAS 130 and SFAS 131 are effective for financial statements for periods beginning after December 15, 1997 and require comparative information for earlier years to be restated. Management believes the impact, if any, would not be material to the financial statement disclosures.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The consolidated financial statements of the Company and the report of independent certified public accountants thereon are set forth on pages F-1 through F-19 hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

    The information appearing in the Company's Definitive Proxy Statement prepared in connection with the 1998 Annual Meeting of Stockholders (the "Proxy Statement") under the captions "Proposal 1: Election of Class I Directors" and "Principal Executive Officers of the Company Who Are Not Also Directors" are incorporated herein by reference. The Proxy Statement will be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

    All executive officers are designated annually by the Board of Directors and serve at the pleasure of the Board.

ITEM 11. EXECUTIVE COMPENSATION

    The information appearing in the Proxy Statement under the caption "Executive Compensation" is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information appearing in the Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management" is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information appearing in the Proxy Statement under the caption "Certain Relationships and Related Transactions" is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a)1. Financial Statements. The following financial statements, related notes and the Report of Independent Auditors, are included in response to Item 8 hereof:

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                               PAGE
                                                                                                             ---------
Report of Independent Certified Public Accountants.........................................................        F-2
Consolidated Balance Sheets at December 31, 1996 and 1997..................................................        F-3
Consolidated Statements of Income for the years ended December 31, 1995, 1996 and 1997.....................        F-4
Consolidated Statements of Stockholders' Equity for the years ended December 31, 1995, 1996 and 1997.......        F-5
Consolidated Statements of Cash Flows for the years ended December 31, 1995, 1996 and 1997.................        F-6
Notes to Consolidated Financial Statements.................................................................        F-7

(a)2. Financial Statements Schedules. The following is a list of all financial statement schedules filed herewith:

    Schedule II--Valuation and Qualifying Accounts

    Schedules other than those listed above have been omitted because they are not required or are not applicable, or the required information has been included in the Consolidated Financial Statements or the Notes thereto.

(a)3. Exhibits (numbered in accordance with Item 601 of Regulation S-K). See accompanying Index to Exhibits. The following is a list of Exhibits filed herewith:

    10.26(a) Girbaud Trademark License and Technical Assistance Agreement dated January 15, 1998
    10.26(b) Girbaud Trademark License and Technical Assistance Agreement for Women's Collection
           dated March 4, 1998
    10.26(c) Cancellation Agreement dated March 4, 1998
    10.28  Beverly Hills Polo Club Letter Agreement dated March 18, 1998
    10.29  Beverly Hills Polo Club Letter Agreement dated February 27, 1998
    10.30  Beverly Hills Polo Club Letter Agreement dated February 27, 1998
    27.01  Financial Data Schedule

      (b)  Reports on Form 8-K. None

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULE

I.C. Isaacs & Company, Inc.

    The audits referred to in our report to I.C. Isaacs & Company, Inc., dated February 27, 1998 which is contained in Item 8 of this Form 10-K, include the audit of the financial statement schedule listed in the accompanying index for each of the three years in the period ended December 31, 1997. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based upon our audits.

    In our opinion, such schedule presents fairly, in all material respects, the information set forth therein.

                                          /s/ BDO Seidman, LLP

Washington, D.C.
February 27, 1998

                                                                     SCHEDULE II

                          I. C. ISAACS & COMPANY, INC.

                       VALUATION AND QUALIFYING ACCOUNTS

                                                             BALANCE AT    CHARGED TO
                                                            BEGINNING OF   COSTS AND                   BALANCE AT
                                                                YEAR        EXPENSES      DEDUCTION    END OF YEAR
                                                            ------------  ------------  -------------  -----------
DESCRIPTION

Year ended December 31, 1995
  Allowance for doubtful accounts.........................   $  350,000   $    398,000  $    (398,000)  $ 350,000
  Reserve for sales returns and discounts.................      445,000      5,104,000     (5,062,000)    487,000
Year ended December 31, 1996
  Allowance for doubtful accounts.........................      350,000      1,194,000       (884,000)    660,000
  Reserve for sales returns and discounts.................      487,000      5,956,000     (5,634,000)    809,000
Year ended December 31, 1997
  Allowance for doubtful accounts.........................      660,000      1,740,000     (1,215,000)  1,185,000
  Reserve for sales returns and discounts.................      809,000     10,646,000    (11,278,000)    177,000

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         I.C. ISAACS & COMPANY , INC.
                                                 (REGISTRANT)

                                By:             /s/ ROBERT J. ARNOT
                                     -----------------------------------------
                                                  Robert J. Arnot
                                               CHAIRMAN OF THE BOARD
                                           AND CO-CHIEF EXECUTIVE OFFICER
                                                Date: March 26, 1998

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          SIGNATURE                        TITLE                    DATE
------------------------------  ---------------------------  -------------------

                                Chairman of the Board and
     /s/ ROBERT J. ARNOT          Co-Chief Executive
------------------------------    Officer and Director         March 26, 1998
       Robert J. Arnot            (Principal Executive
                                  Officer)

      /s/ GERALD W. LEAR        President and Co-Chief
------------------------------    Executive Officer and        March 26, 1998
        Gerald W. Lear            Director (Principal
                                  Executive Officer)

                                Vice President and Chief
   /s/ EUGENE C. WIELEPSKI        Financial Officer and
------------------------------    Director (Principal          March 26, 1998
     Eugene C. Wielepski          Financial and Accounting
                                  Officer)

      /s/ IRA J. HECHLER
------------------------------           Director              March 26, 1998
        Ira J. Hechler

       /s/ JON HECHLER
------------------------------           Director              March 26, 1998
         Jon Hechler

    /s/ RONALD S. SCHMIDT
------------------------------           Director              March 26, 1998
      Ronald S. Schmidt

          SIGNATURE                        TITLE                    DATE
------------------------------  ---------------------------  -------------------

     /s/ GARY B. BRASHERS
------------------------------           Director              March 26, 1998
       Gary B. Brashers

       /s/ NEAL J. FOX
------------------------------           Director              March 26, 1998
         Neal J. Fox

   /s/ ANTHONY J. MARTERIE
------------------------------           Director              March 26, 1998
     Anthony J. Marterie

                          I.C. ISAACS & COMPANY, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                                PAGE
                                                                                                                -----
Report of Independent Certified Public Accountants.........................................................         F-2

Consolidated Balance Sheets at December 31, 1996 and 1997..................................................         F-3

Consolidated Statements of Income for the years ended December 31, 1995, 1996 and 1997.....................         F-4

Consolidated Statements of Stockholders' Equity for the years ended December 31, 1995, 1996 and 1997.......         F-5

Consolidated Statements of Cash Flows for the years ended December 31, 1995, 1996
  and 1997.................................................................................................         F-6

Notes to Consolidated Financial Statements.................................................................         F-7

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders
I.C. Isaacs & Company, Inc.
Baltimore, Maryland

    We have audited the accompanying consolidated balance sheets of I.C. Isaacs & Company, Inc. and subsidiaries as of December 31, 1996 and 1997 and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of I.C. Isaacs & Company, Inc. and subsidiaries at December 31, 1996 and 1997 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

                                          /S/  BDO SEIDMAN, LLP

Washington, D.C.
February 27, 1998

                          I.C. ISAACS & COMPANY, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                                             DECEMBER 31,
                                                                                     ----------------------------
                                                                                         1996           1997
                                                                                     -------------  -------------
ASSETS
Current
  Cash, including temporary investments of $368,175 and $6,512,455.................  $     938,799  $   7,422,067
  Accounts receivable, less allowance for doubtful accounts of $660,000 and
    $1,185,000 (Note 3)............................................................     16,582,990     23,020,077
  Inventories (Notes 1 and 3)......................................................     14,090,974     23,936,226
  Prepaid expenses and other.......................................................      1,266,655      1,768,792
                                                                                     -------------  -------------
Total current assets...............................................................     32,879,418     56,147,162
Property, plant and equipment, at cost, less accumulated depreciation and
  amortization (Notes 2 and 3).....................................................      2,399,822      2,678,688
Trademark, less accumulated amortization of $187,500 (Note 7)......................             --     11,062,500
Goodwill, less accumulated amortization of $797,265 and $863,505...................      1,854,835      1,788,595
Deferred income taxes (Note 5).....................................................             --      1,505,000
Other Assets (Note 3)..............................................................        122,565        260,776
                                                                                     -------------  -------------
                                                                                     $  37,256,640  $  73,442,721
                                                                                     -------------  -------------
                                                                                     -------------  -------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current
  Checks issued against future deposits............................................  $   1,150,679  $          --
  Current maturities of long-term debt and revolving line of credit
    (Note 3).......................................................................      6,520,418             --
  Current maturities of capital lease obligations (Note 3).........................        216,764        172,515
  Accounts payable.................................................................      6,378,310      6,967,488
  Accrued expenses and other current liabilities (Note 4)..........................      2,144,277      1,979,364
  Accrued compensation.............................................................        194,710        235,309
  Income taxes payable.............................................................             --        156,000
                                                                                     -------------  -------------
Total current liabilities..........................................................     16,605,158      9,510,676
Long-term debt (Note 3)
  Note payable.....................................................................             --     11,250,000
  Term loan........................................................................        699,994             --
  Capital lease obligations........................................................        358,638        186,122
                                                                                     -------------  -------------
Total long-term debt...............................................................      1,058,632     11,436,122
                                                                                     -------------  -------------
Minority interest..................................................................        200,273             --
                                                                                     -------------  -------------
Commitments and Contingencies (Notes 3, 4, 7 and 8)

STOCKHOLDERS' EQUITY (NOTE 6):
  Preferred stock; $.0001 par value; 5,000,000 shares authorized, none
    outstanding....................................................................             --             --
  Common stock; $.0001 par value; 50,000,000 shares authorized; 4,024,699 and
    7,824,699 shares issued; 4,000,000 and 7,800,000 shares outstanding............            402            782
  Additional paid-in capital.......................................................        266,579     34,120,190
  Retained earnings................................................................     19,140,464     18,389,819
  Treasury stock, at cost (24,699 shares)..........................................        (14,868)       (14,868)
                                                                                     -------------  -------------
  Total stockholders' equity.......................................................     19,392,577     52,495,923
                                                                                     -------------  -------------
                                                                                     $  37,256,640  $  73,442,721
                                                                                     -------------  -------------
                                                                                     -------------  -------------

   See accompanying summary of accounting policies and notes to consolidated financial statements.

                          I.C. ISAACS & COMPANY, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                             YEARS ENDED DECEMBER 31,
                                                                   ---------------------------------------------
                                                                       1995            1996            1997
                                                                   -------------  --------------  --------------
Net sales........................................................  $  93,271,157  $  118,655,253  $  161,445,362
Cost of sales....................................................     68,529,969      84,421,651     109,693,828
                                                                   -------------  --------------  --------------
Gross profit.....................................................     24,741,188      34,233,602      51,751,534
                                                                   -------------  --------------  --------------
Operating expenses
  Selling........................................................      8,926,800      11,897,834      16,235,974
  License fees (Note 7)..........................................      3,174,656       4,817,037       7,577,482
  Distribution and shipping......................................      2,378,728       2,669,093       4,306,566
  General and administrative.....................................      5,786,524       6,243,327       7,546,105
  Recovery of legal fees (Note 7)................................             --        (718,558)       (117,435)
                                                                   -------------  --------------  --------------
Total operating expenses.........................................     20,266,708      24,908,733      35,548,692
                                                                   -------------  --------------  --------------
Operating income.................................................      4,474,480       9,324,869      16,202,842
                                                                   -------------  --------------  --------------
Other income (expense)
  Interest, net of interest income of $21,099, $18,249
    and $16,045..................................................     (1,247,353)     (1,365,163)     (2,372,132)
  Other, net.....................................................         (3,178)         84,795           3,001
                                                                   -------------  --------------  --------------
Total other income (expense).....................................     (1,250,531)     (1,280,368)     (2,369,131)
                                                                   -------------  --------------  --------------
Income before minority interest and income taxes.................      3,223,949       8,044,501      13,833,711
Minority interest................................................        (32,593)        (81,842)       (134,727)
                                                                   -------------  --------------  --------------
Income before income taxes.......................................      3,191,356       7,962,659      13,698,984
Income tax benefit (Note 5)......................................             --              --       1,349,000
                                                                   -------------  --------------  --------------
Net income.......................................................  $   3,191,356  $    7,962,659  $   15,047,984
                                                                   -------------  --------------  --------------
                                                                   -------------  --------------  --------------
Basic and diluted net income per share...........................  $        0.80  $         1.99  $         3.68
Weighted average common shares outstanding.......................      3,987,651       4,000,000       4,093,699

Pro forma financial information:
  Income before income taxes, as presented.......................  $   3,191,356  $    7,962,659  $   13,698,984
  Pro forma provision for income taxes (unaudited)...............      1,308,000       3,265,000       5,617,000
                                                                   -------------  --------------  --------------
  Pro forma net income (unaudited)...............................  $   1,883,356  $    4,697,659  $    8,081,984
                                                                   -------------  --------------  --------------
                                                                   -------------  --------------  --------------
  Pro forma basic and diluted earnings per share (unaudited).....                 $         0.95  $         1.62
  Weighted average shares outstanding............................                      4,930,000       5,000,767

   See accompanying summary of accounting policies and notes to consolidated financial statements.

                          I.C. ISAACS & COMPANY, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                              PREFERRED STOCK            COMMON STOCK       ADDITIONAL
                                          ------------------------  ----------------------   PAID-IN     RETAINED     TREASURY
                                            SHARES       AMOUNT      SHARES      AMOUNT      CAPITAL     EARNINGS       STOCK
                                          -----------  -----------  ---------  -----------  ----------  -----------  -----------
Balance at December 31, 1994............          --           --   4,024,699   $     402   $  247,791  $14,137,214   $ (76,722)
Net income..............................          --           --          --          --           --    3,191,365          --
Stockholder distributions...............          --           --          --          --           --   (2,935,866)         --
Sale of treasury stock (24,699
  shares)...............................          --           --          --          --       18,788           --      61,854
                                          -----------  -----------  ---------       -----   ----------  -----------  -----------

Balance at December 31, 1995............          --           --   4,024,699         402      266,579   14,392,704     (14,868)
Net income..............................          --           --          --          --           --    7,962,659          --
Stockholder distributions...............          --           --          --          --           --   (3,214,899)         --
                                          -----------  -----------  ---------       -----   ----------  -----------  -----------

Balance at December 31, 1996............          --           --   4,024,699         402      266,579   19,140,464     (14,868)
Issuance of common stock................          --           --   3,800,000         380   33,853,611           --          --
Net income..............................          --           --          --          --           --   15,047,984          --
Stockholder distributions...............          --           --          --          --           --  (15,798,629)         --
                                          -----------  -----------  ---------       -----   ----------  -----------  -----------
Balance, at December 31, 1997...........          --           --   7,824,699   $     782   $34,120,190 $18,389,819   $ (14,868)
                                          -----------  -----------  ---------       -----   ----------  -----------  -----------
                                          -----------  -----------  ---------       -----   ----------  -----------  -----------


                                            TOTAL
                                          ----------
Balance at December 31, 1994............  $14,308,685
Net income..............................   3,191,356
Stockholder distributions...............  (2,935,866)
Sale of treasury stock (24,699
  shares)...............................      80,642
                                          ----------
Balance at December 31, 1995............  14,644,817
Net income..............................   7,962,659
Stockholder distributions...............  (3,214,899)
                                          ----------
Balance at December 31, 1996............  19,392,577
Issuance of common stock................  33,853,991
Net income..............................  15,047,984
Stockholder distributions...............  (15,798,629)
                                          ----------
Balance, at December 31, 1997...........  $52,495,923
                                          ----------
                                          ----------

   See accompanying summary of accounting policies and notes to consolidated financial statements.

                          I.C. ISAACS & COMPANY, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                YEARS ENDED DECEMBER 31,
                                                                       -------------------------------------------
                                                                           1995           1996           1997
                                                                       -------------  -------------  -------------
Operating Activities
  Net income.........................................................  $   3,191,356  $   7,962,659  $  15,047,984
Adjustments to reconcile net income to net cash provided by (used in)
operating activities
  Deferred income taxes..............................................             --             --     (1,505,000)
  Provision for doubtful accounts....................................        398,451      1,193,693      1,739,865
  Write off of accounts receivable...................................       (398,451)      (883,693)    (1,214,865)
  Provision for sales returns and discounts..........................      5,104,266      5,955,658     10,646,418
  Sales returns and discounts........................................     (5,062,285)    (5,633,525)   (11,277,938)
  Provision for overcharges..........................................             --             --        166,150
  Depreciation and amortization......................................      1,477,450      1,359,252      1,123,460
  (Gain) loss on sale of assets......................................         99,116        (71,800)       (26,928)
  Minority interest..................................................         32,593         81,842        134,727
(Increase) decrease in assets
  Accounts receivable................................................        886,051     (6,850,073)    (6,496,717)
  Inventories........................................................     (2,936,042)       232,756     (9,845,252)
  Prepaid expenses and other.........................................       (161,621)      (563,388)      (502,137)
  Other assets.......................................................             --             --       (158,211)
Increase (decrease) in liabilities
  Accounts payable...................................................        971,255      1,268,184        589,178
  Accrued expenses and other current liabilities.....................         43,334        327,320       (164,913)
  Accrued compensation...............................................        (44,030)       (16,100)        40,599
  Income taxes payable...............................................             --             --        156,000
                                                                       -------------  -------------  -------------
Cash provided by (used in) operating activities......................      3,601,443      4,362,785     (1,547,580)
                                                                       -------------  -------------  -------------
Investing Activities
  Proceeds from sale of assets.......................................         13,750         71,800         38,174
  Capital expenditures...............................................       (669,464)      (701,821)    (1,104,832)
                                                                       -------------  -------------  -------------
Cash used in investing activities....................................       (655,714)      (630,021)    (1,066,658)
                                                                       -------------  -------------  -------------
Financing Activities
  Checks issued against future deposits..............................        345,929        (67,153)    (1,150,679)
  Issuance of common stock...........................................             --             --     33,853,991
  Sale of treasury stock.............................................         80,642             --             --
  Stockholder distributions..........................................     (2,935,866)    (3,214,899)   (15,798,629)
  Principal payments on debt.........................................       (760,618)    (1,632,216)    (7,437,177)
  Principal proceeds from debt.......................................        291,552        783,349             --
  Deferred financing costs...........................................             --        (75,000)       (35,000)
  Purchase of minority interest......................................             --             --       (335,000)
                                                                       -------------  -------------  -------------
Cash provided by (used in) financing activities......................     (2,978,361)    (4,205,919)     9,097,506
                                                                       -------------  -------------  -------------
Increase (decrease) in cash and cash equivalents.....................        (32,632)      (473,155)     6,483,268
Cash and Cash Equivalents, at beginning of year......................      1,444,586      1,411,954        938,799
                                                                       -------------  -------------  -------------
Cash and Cash Equivalents, at end of year............................  $   1,411,954  $     938,799  $   7,422,067
                                                                       -------------  -------------  -------------
                                                                       -------------  -------------  -------------

   See accompanying summary of accounting policies and notes to consolidated financial statements.

                          I.C. ISAACS & COMPANY, INC.

                         SUMMARY OF ACCOUNTING POLICIES

BASIS OF PRESENTATION

    The consolidated financial statements include the accounts of I. C. Isaacs & Company, Inc. ("ICI"), I.C. Isaacs Europe, S.L. ("Isaacs Europe"), I.C. Isaacs & Company, L.P. (the "Partnership"), Isaacs Design, Inc. ("Design") and I. C. Isaacs Far East (collectively, the "Company"). ICI operates as the general partner of the Partnership and has a 99.0% ownership interest. The limited partner with a 1.0% ownership interest was an individual. The Company accounted for the limited partner's ownership interest as a minority interest in the accompanying consolidated financial statements. In connection with the initial public offering of its common stock, ICI purchased the limited partnership interest, at book value, from the limited partner. The Company established Isaacs Europe in July 1996 as the exclusive licensee of Beverly Hills Polo Club sportswear in Europe. Isaacs Europe did not have any significant revenue or expenses in 1996 or 1997. All intercompany balances and transactions have been eliminated. ICI terminated its Subchapter S corporation status on December 22, 1997, and became subject to federal, state and local income taxes.

BUSINESS DESCRIPTION

    The Company, which operates in one business segment, designs, manufactures and markets full lines of sportswear for young men, women and boys under the BOSS brand in the United States and Puerto Rico, and for men and women under the Beverly Hills Polo Club brand in the United States, Puerto Rico and Europe. In February 1998, the Company began offering collections of men's sportswear under the Girbaud brand in the United States and Puerto Rico. The Company intends to begin marketing women's sportswear under the Girbaud brand in the second quarter of 1998 for delivery during the 1998 holiday season. The Company also manufactures and markets women's sportswear under various other Company-owned brand names as well as under third-party private labels.

INITIAL PUBLIC OFFERING

    Effective December 17, 1997, ICI sold 3,800,000 shares of its common stock in an initial public offering. Net proceeds of the offering, after deducting underwriting discounts and commissions and professional fees, approximated $33.9 million. Proceeds of the offering were used to retire the revolving line of credit totaling approximately $19.5 million and to pay the final distribution to stockholders of the Subchapter S corporation of $9.3 million. The remaining $5.1 million will be used for general corporate purposes. On January 23, 1998, upon the partial exercise of an over-allotment option, the Company sold an additional 520,000 shares of its common stock and received net proceeds of approximately $4.8 million. The additional proceeds will be used for general corporate purposes. The final distribution to the stockholders represented a portion of the cumulative undistributed S corporation earnings as of December 22, 1997 (termination date of S corporation status).

RISKS AND UNCERTAINTIES

    The apparel industry is highly competitive. The Company competes primarily with larger, well capitalized companies which may seek to increase market share through price reductions. The risk to the Company is that such a strategy may ultimately lead to reduced profit margins. In the past several years, many of the Company's competitors have switched much of their apparel manufacturing from the United States to foreign locations such as Mexico, the Dominican Republic and throughout Asia. As competitors lower production costs it gives them greater flexibility to alter prices. Over the last several years, the

                          I.C. ISAACS & COMPANY, INC.

Company has switched a significant portion of its production to contractors outside the United States to reduce costs. Management believes that it will continue this strategy for the foreseeable future.

    The Company faces other risks inherent in the apparel industry. These risks include changes in fashion trends and related consumer acceptance and the continuing consolidation in the retail segment of the apparel industry. The Company's ability, or inability, to manage these risk factors could influence future financial and operating results.

USE OF ESTIMATES

    The preparation of financial statements in accordance with generally accepted accounting principles requires management to make certain estimates and assumptions, particularly regarding valuation of accounts receivable and inventory, recognition of liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

CONCENTRATION OF CREDIT RISK

    Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of trade accounts receivable. The Company's customer base is not concentrated in any specific geographic region, but is concentrated in the retail industry. For the years ended December 31, 1995, 1996, and 1997 sales to one customer were 19.0%, 13.0% and 14.0% of total sales, respectively. The significant customer was the same in 1996 and 1997, but was different in 1995. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. The Company's actual credit losses as a percentage of net sales have been less than three-quarters of one percent.

    The Company is also subject to concentrations of credit risk with respect to its cash and cash equivalents, which it minimizes by placing these funds with high-quality institutions.

    The Company is exposed to credit losses in the event of nonperformance by the counterparties to the letter of credit agreements, but it does not expect any financial institutions to fail to meet their obligation given their high credit rating.

INVENTORIES

    Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method.

PROPERTY, PLANT AND EQUIPMENT

    Property and equipment are stated at cost. Depreciation is computed over the estimated useful lives of the assets by both straight-line and accelerated methods. Leasehold improvements are amortized using the straight-line method over the life of the lease.

GOODWILL

    The Company has recorded goodwill based on the excess of purchase price over net assets acquired, and it is being amortized on a straight-line basis over 40 years. The Company analyzes the operating income of the women's Company-owned and private label line in relation to the goodwill amortization for evidence of impairment. The Company analyzes only the profitability of this product line because it is the remaining activity of the business acquired in 1984 which gave rise to the goodwill.

                          I.C. ISAACS & COMPANY, INC.

LICENSES

    Included in other assets is the cost of certain licenses which allow the Company to manufacture and market certain branded apparel. The Company capitalized the cost of obtaining the licenses, and the cost of the licenses is being amortized on a straight-line basis over the initial term of the license. The Company accrues royalty expense related to the licenses at the greater of the specified percentage of sales or the minimum guaranteed royalty set forth in the license agreements.

REVENUE RECOGNITION

    Sales are recognized upon shipment of products. Allowances for estimated returns are provided when sales are recorded.

ADVERTISING COSTS

    Advertising costs, included in selling expenses, are expensed as incurred and were $1,498,001, $2,529,109 and $3,867,371 for the years ended December 31, 1995, 1996 and 1997, respectively.

CASH EQUIVALENTS

    For purposes of the statements of cash flows, all temporary investments purchased with a maturity of three months or less are considered to be cash equivalents.

INCOME TAXES

    The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS 109"). Under SFAS 109, deferred taxes are determined using the liability method which requires the recognition of deferred tax assets and liabilities based on differences between financial statement and income tax basis using presently enacted tax rates.

FAIR VALUE OF FINANCIAL INSTRUMENTS

    Financial instruments of the Company include long-term debt. Based upon current borrowing rates available to the Company, estimated fair values of these financial instruments approximate their recorded amounts.

EARNINGS PER SHARE

    Pro forma earnings per share for the year ended December 31, 1996 are based on pro forma net income and the weighted average number of shares of common stock outstanding (4,000,000) adjusted to include the number of shares (930,000) sold by the Company which would be necessary to fund the distribution of $9.3 million of previously earned but undistributed Subchapter S corporation earnings. Pro forma earnings per share for the year ended December 31, 1997 are based on the weighted average of the above shares outstanding prior to the initial public offering and 7,800,000 shares for the period subsequent to the initial public offering.

    Supplementary pro forma earnings per share for the year ended December 31, 1996 and 1997 were $.83 and $1.17, respectively. Supplementary earnings per share for the year ended December 31, 1996 are based upon the weighted average number of shares of common stock used in the calculation of pro forma net income per share increased by the sale of 722,041 shares at the initial public offering price of $10.00 per share, the proceeds of which would be necessary to repay approximately $7,220,408 of the Company's

                          I.C. ISAACS & COMPANY, INC.

term loan and revolving credit facility. Supplementary pro forma earnings per share for the year ended December 31, 1997 are based on the weighted average of the above shares increased by 1,950,000 shares related to the repayment of the term loan and credit facility for the period prior to the initial public offering and 7,800,000 shares for the period subsequent to the initial public offering.

RECENT ACCOUNTING PRONOUNCEMENTS

    In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). SFAS 123 will begin to affect the Company in fiscal 1997 with the establishment of the 1997 Omnibus Stock Plan. The Company will adopt only the disclosure provisions of SFAS 123 and account for stock-based compensation using the intrinsic value method set forth in APB Opinion 25.

    In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128"). SFAS 128 provides a different method of calculating earnings per share than is currently used in APB Opinion 15. SFAS 128 provides for the calculation of basic and diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to existing fully diluted earnings per share. As required by the policies of the Securities and Exchange Commission (the "Commission"), the Company has treated the shares being sold to fund the S Corporation Distribution as outstanding prior to the Offering. The Company adopted the provisions for computing earnings per share set forth in SFAS 128 in December 1997. There is no difference in basic and diluted earnings per share.

    In June 1997, the Financial Accounting Standards Board issued two new disclosure standards. The Company's results of operations and financial position will be unaffected by implementation of these new standards.

    Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130"), establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

    Statement of Financial Accounting Standards No. 131, Disclosure about Segments of a Business Enterprise ("SFAS 131"), establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

    Both SFAS 130 and SFAS 131 are effective for financial statements for periods beginning after December 15, 1997 and require comparative information for earlier years to be restated. Management believes the impact, if any, would not be material to the financial statement disclosures. Results of operations and financial position, however, will be unaffected by implementation of these standards.

                          I. C. ISAACS & COMPANY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. INVENTORIES

    Inventories consist of the following:

                                                                         DECEMBER 31,
                                                                 ----------------------------
                                                                     1996           1997
                                                                 -------------  -------------
Raw materials..................................................  $   3,146,405  $   4,742,653
Work-in process................................................      3,345,545      1,864,569
Finished goods.................................................      7,599,024     17,329,004
                                                                 -------------  -------------
                                                                 $  14,090,974  $  23,936,226
                                                                 -------------  -------------
                                                                 -------------  -------------

2. PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment consists of the following:

                                                             DECEMBER 31,          ESTIMATED
                                                      --------------------------    USEFUL
                                                          1996          1997         LIVES
                                                      ------------  ------------  -----------
Land................................................  $    185,660  $    185,660
Building and improvements...........................     5,301,761     5,339,371   18 years
Machinery, equipment and fixtures...................     8,570,577     9,485,268   5-7 years
Other...............................................     1,035,442     1,167,655    various
                                                      ------------  ------------
                                                        15,093,440    16,177,954
Less accumulated depreciation and amortization......    12,693,618    13,499,266
                                                      ------------  ------------
                                                      $  2,399,822  $  2,678,688
                                                      ------------  ------------
                                                      ------------  ------------

3. LONG-TERM DEBT

    Long-term debt consists of the following:

                                                                          DECEMBER 31,
                                                                   ---------------------------
                                                                       1996          1997
                                                                   ------------  -------------
Term loan (a)....................................................  $    899,998  $          --
Revolving line of credit (a).....................................     6,320,414             --
Notes payable (b)................................................            --     11,250,000
Capital lease obligations (c)....................................       575,402        358,637
                                                                   ------------  -------------
Total............................................................  $  7,795,814  $  11,608,637
Less current maturities of long-term debt and revolving line of
  credit.........................................................     6,520,418             --
Less current maturities of capital lease obligations.............       216,764        172,515
                                                                   ------------  -------------
                                                                   $  1,058,632  $  11,436,122
                                                                   ------------  -------------
                                                                   ------------  -------------

    (a) The Company has a renewable term loan agreement with a borrowing limit of $1,000,000. The term loan facility is payable in 60 monthly installments of $16,667 and is collateralized by property and equipment. The term loan facility may be renewed for periods of 60 months at the option of the lender.

                          I. C. ISAACS & COMPANY, INC.

3. LONG-TERM DEBT (CONTINUED)

The term loan facility bears interest at the prime rate of interest plus 1.0% (effectively 9.5% at December 31, 1997) and is payable monthly.

    The revolving line of credit agreement and letter of credit arrangement provide that the Company may borrow up to 80% of the net amount of eligible accounts receivable and a portion of imported inventory, as defined in the financing agreement. The revolving line of credit expires on June 30, 1998. Borrowings under the revolving line of credit and outstanding letters of credit (limited to $10.0 million) may not exceed $30.0 million and bear interest at the prime rate of interest plus 1.0% (effectively 9.5% at December 31, 1997). Additional borrowings available under the revolving line of credit and letter of credit agreements are approximately $23 million at December 31, 1997. Borrowings under these agreements are collateralized by the Company's accounts receivable imported inventories and other assets. Outstanding letters of credit approximated $3.7 million at December 31, 1997. Among the provisions of the financing agreement are requirements to maintain specified levels of working capital and net worth. Retained earnings of approximately $8.0 million are restricted as to the payment of dividends.

    Average short-term borrowings and the related interest rates are as follows:

                                                                   YEAR ENDED DECEMBER 31,
                                                                 ----------------------------
                                                                     1996           1997
                                                                 -------------  -------------
Borrowing under revolving line of credit.......................  $   6,320,414  $          --
Weighted average interest rate.................................           9.25%          9.50%
Maximum month-end balance during year..........................     11,024,807     23,192,303
Average balance during the year................................  $   9,814,896  $  17,144,863

    (b) In November 1997, the Company purchased certain BOSS trademark rights from Brookhurst, Inc. and issued a $11,250,000 secured limited recourse promissory note to finance this acquisition. The note bears interest at 10%, payable quarterly; principal is payable in full on December 31, 2007. The note is collateralized by the domestic BOSS trademark rights.

    (c) The Company leases equipment under various capital leases which are included in property, plant and equipment for $1,048,037 at December 31, 1996 and 1997. Amortization expense related to assets under capital leases amounted to $211,512, $191,490, and $169,107 for the years ended December 31, 1995, 1996 and 1997, respectively.

    As of December 31, 1997, future net minimum lease payments under capital leases that have initial or remaining noncancelable lease terms in excess of one year are as follows:

1998..............................................................  $ 202,827
1999..............................................................    189,551
2000..............................................................      6,296
                                                                    ---------
Total minimum lease payments......................................    398,674
Less: amount representing interest................................    (40,037)
                                                                    ---------
Present value of net minimum lease payments.......................    358,637
Less: current portion.............................................   (172,515)
                                                                    ---------
Long-term capital lease obligations...............................  $ 186,122
                                                                    ---------
                                                                    ---------

                          I. C. ISAACS & COMPANY, INC.

4. ACCRUED EXPENSES

    Accrued expenses consist of the following:

                                                                           DECEMBER 31,
                                                                    --------------------------
                                                                        1996          1997
                                                                    ------------  ------------
Royalties.........................................................  $  1,194,637  $    901,925
Accrued professional fees.........................................       150,000       150,000
Payable to salesmen...............................................       152,701       127,634
Severance agreements..............................................       103,745            --
Payroll tax withholdings..........................................       145,736       139,214
Customer credit balances..........................................       254,244       240,530
Property taxes....................................................            --       136,700
Accrued interest..................................................            --       174,401
Other.............................................................       143,214       108,960
                                                                    ------------  ------------
                                                                    $  2,144,277  $  1,979,364
                                                                    ------------  ------------
                                                                    ------------  ------------

5. INCOME TAXES

    Concurrently with completing its initial public offering, ICI terminated its subchapter S corporation status. Therefore, for the years ended December 1995 and 1996 and for the period ended December 22, 1997 (the day prior to completing the offering) no provision has been made in the accompanying financial statements for federal and state income taxes since such taxes were the liability of the stockholders. In connection with the offering, ICI became subject to federal and state income taxes.

    In conjunction with becoming subject to federal and state income taxes, ICI recorded a deferred tax asset and a corresponding tax benefit of approximately $1.5 million in accordance with SFAS 109.

    The income tax provision (benefit) consists of the following:

                                                                                YEAR ENDED
                                                                             DECEMBER 31, 1997
                                                                             -----------------
Current
  Federal..................................................................    $     128,000
  State and local..........................................................           28,000
                                                                             -----------------
                                                                                     156,000
Deferred...................................................................       (1,505,000)
                                                                             -----------------
                                                                               $  (1,349,000)
                                                                             -----------------
                                                                             -----------------

                          I. C. ISAACS & COMPANY, INC.

5. INCOME TAXES (CONTINUED)

    Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. Significant items comprising ICI's deferred tax asset are as follows:

                                                                             DECEMBER 31, 1997
                                                                             -----------------
Depreciation...............................................................    $     602,000
Allowance for doubtful accounts............................................          486,000
Inventory valuation........................................................          372,000
Other......................................................................           45,000
                                                                             -----------------
                                                                               $   1,505,000
                                                                             -----------------
                                                                             -----------------

    The pro forma provision for income taxes represents the income tax provisions that would have been reported had ICI been subject to federal and state income taxes for the entire period. The pro forma estimated effective tax rate was 41.0%.

    The pro forma income tax provision consists of the following:

                                                                     YEARS ENDED DECEMBER 31,
                                                                    --------------------------
                                                                        1996          1997
                                                                    ------------  ------------
Current
  Federal.........................................................  $  2,900,000  $  4,796,000
  State...........................................................       465,000     1,021,000
                                                                    ------------  ------------
                                                                       3,365,000     5,817,000
Deferred..........................................................      (100,000)     (200,000)
                                                                    ------------  ------------
                                                                    $  3,265,000  $  5,617,000
                                                                    ------------  ------------
                                                                    ------------  ------------

    A reconciliation between the statutory and effective tax rates is as follows:

                                                                                YEARS ENDED DECEMBER 31,
                                                                                ------------------------
                                                                                   1996         1997
                                                                                -----------  -----------
Federal statutory rate........................................................        35.0%        35.0%
State and local taxes, net of federal benefit.................................         4.5          5.0
Nondeductible entertainment expense...........................................         1.0           .5
Nondeductible goodwill amortization...........................................          .5           .5
                                                                                       ---          ---
                                                                                      41.0%        41.0%
                                                                                       ---          ---
                                                                                       ---          ---

6. STOCK OPTIONS

    In May 1997, ICI adopted the 1997 Omnibus Stock Plan. Under the 1997 Omnibus Stock Plan, ICI may grant qualified and nonqualified stock options, stock appreciation rights, restricted stock or performance awards, payable in cash or shares of common stock, to selected employees. The 1997 Omnibus Stock Plan will be administered by the Board of Directors. The Company has reserved 500,000 shares of common

                          I. C. ISAACS & COMPANY, INC.

6. STOCK OPTIONS (CONTINUED)

stock for issuance under the 1997 Omnibus Stock Plan. ICI intends to grant stock options to selected employees in 1998.

7. COMMITMENTS AND CONTINGENCIES

    The Company rents real and personal property under leases expiring at various dates through 2003. Certain of the leases stipulate payment of real estate taxes and other occupancy expenses. Minimum annual rental commitments under noncancelable operating leases in effect at December 31, 1997 are summarized as follows:

                                                                 COMPUTER
                                        TRUCKS     SHOWROOMS     HARDWARE   MACHINERY      TOTAL
                                      ----------  ------------  ----------  ----------  ------------
1998................................  $  111,742  $    484,243  $  126,252  $   41,143  $    763,380
1999................................      57,720       266,706      48,231       3,654       376,311
2000................................      57,720       251,743      22,224          --       331,687
2001................................      57,720       263,417       5,556          --       326,693
2002................................      43,290       262,584          --          --       305,874
Thereafter..........................          --       218,820          --          --       218,820
                                      ----------  ------------  ----------  ----------  ------------
                                      $  328,192  $  1,743,513  $  202,263  $   44,797  $  2,322,765
                                      ----------  ------------  ----------  ----------  ------------
                                      ----------  ------------  ----------  ----------  ------------

    Total rent expense is as follows:

                                                                   YEAR ENDED DECEMBER 31,
                                                            --------------------------------------
                                                               1995         1996          1997
                                                            ----------  ------------  ------------
Minimum rentals...........................................  $  344,047  $    773,987  $    855,347
Other lease costs.........................................     566,533       459,823       463,934
                                                            ----------  ------------  ------------
                                                            $  910,580  $  1,233,810  $  1,349,281
                                                            ----------  ------------  ------------
                                                            ----------  ------------  ------------

    During 1990, the Company executed a license agreement for the manufacture and sale of "sportswear" under the "BOSS" trademark. This agreement had an expiration date in December 1999 with additional options to extend it through 2004. The agreement provided for certain minimum license fees and additional license fees of 5.0% of denim sales and 6.0% of non-denim sales, as defined. Total license fees amounted to $2,753,422, $4,209,750 and $6,448,204 for 1995,
1996 and 1997, respectively.

    In February 1993, the owner of the "HUGO BOSS" trademark filed suit against the licensor of the "BOSS" trademark in the United States and several licensees, including the Company. The complaint alleged trademark infringement related to use of the "BOSS" and "HUGO BOSS" trademarks. However, the complaint did not challenge the exclusive right of the Company to use the "BOSS" trademark in connection with the manufacture and sale of certain clothing as set forth in its exclusive license agreement.

    The Company executed certain agreements in November 1997 which resulted in the settlement (the "Settlement") of the BOSS trademark litigation described above. As part of the BOSS litigation settlement, the Company borrowed $11.25 million to finance the acquisition of certain BOSS trademark rights. This obligation is evidenced by a secured limited recourse promissory note which matures on December 31, 2007 (the "Note"). The Note bears interest at 10.0% per annum, payable quarterly; principal is payable in full upon maturity of the Note, which is collateralized by the domestic BOSS trademark rights.

                          I. C. ISAACS & COMPANY, INC.

7. COMMITMENTS AND CONTINGENCIES (CONTINUED)

The Settlement allowed the Company to acquire the domestic rights to the BOSS trademark for use in the manufacture and sale of apparel, subject to certain restrictions as set forth in the agreements, and the Company's transfer of the foreign rights to the BOSS trademark to Ambra, Inc., a wholly-owned subsidiary of Hugo Boss AG ("Ambra"). The Company also entered into a foreign rights manufacturing agreement with Ambra under which the Company obtained the license to manufacture apparel in foreign countries in which the Company is currently manufacturing BOSS products for sale in the United States and Puerto Rico. Under the foreign rights agreement, the Company will pay annual royalties of 12.5% on the first $32.0 million of net sales (the "Minimum Net Sales") attributable to apparel manufactured in specified foreign countries for each of the first four years of the agreement; on the first $20.0 million of such net sales in year five of the agreement and on the first $16.0 million of such net sales in years six through ten of the agreement. For the first four years of the agreement, an additional royalty of 5.0% is payable annually on net sales from $84.0 million to approximately $105.3 million and an additional royalty of 4.0% is payable annually on net sales in excess of $158.0 million. Additional royalties in years five through ten of the agreement increase for certain corresponding sales levels. To the extent that the Company does not achieve the Minimum Net Sales requirements, it will have the right, in order to avoid termination of the foreign rights agreement, to pay royalties as if it had achieved such net sales requirement. The foreign rights agreement has an initial term of four years but may be extended at the Company's option through December 31, 2007. The domestic BOSS trademark is subject to an option to purchase from the Company under conditions set forth in the agreements.

    The percentage of BOSS sportswear sales to total sales was 66.3%, 72.2%, and 74.6% for the years ended December 31, 1995, 1996 and 1997, respectively.

    Subsequent to September 30, 1997, the Company and one of its insurance carriers reached an agreement whereby the insurance company will provide reimbursement for the legal costs associated with the litigation described above. The Company records the reimbursement when received from the insurance carrier. As part of this agreement, the Company received $718,558 in 1996 and $117,435 in 1997.

    In September 1993, the Company purchased a license agreement for the manufacture and sale of certain apparel under the Beverly Hills Polo Club (BHPC) trademark. The agreement was amended in 1996, expires in December 1998, with options to extend through 2004. The licensor may terminate the agreement if the Company does not meet minimum sales requirements as set forth in the agreement. The agreement provides for minimum annual license fees or license fees of 5% of sales whichever is greater. Also, the Company is required to spend 1% of annual sales on product advertising. The license fees were $421,234, $607,287 and $1,129,278 for 1995, 1996 and 1997, respectively.

    In 1996, Isaacs Europe executed an exclusive license for the manufacture and sale, in Europe, of sportswear under the BHPC trademark. The license agreement has an initial term of three years with three one-year renewal options. The agreement provides for minimum annual license fees, beginning in the second year, or 6% of sales, whichever is greater.

                          I. C. ISAACS & COMPANY, INC.

7. COMMITMENTS AND CONTINGENCIES (CONTINUED)

    The minimum license fees under the Beverly Hills Polo Club agreements are as follows:

YEAR ENDING DECEMBER 31,
----------------------------------------------------------------------------------
1998..............................................................................  $  674,000
1999..............................................................................     304,000
                                                                                    ----------
                                                                                    $  978,000
                                                                                    ----------
                                                                                    ----------

    In November 1997 and as further amended in March 1998, the Company entered into an exclusive license agreement with Girbaud Design, Inc. and its affiliate to manufacture and market men's jeanswear, casualwear, outerwear and active influenced sportswear under the Girbaud brand and certain related trademarks in the United States, Puerto Rico and the U.S. Virgin Islands. The agreement has an initial term of two years and may be extended at the option of the Company for up to a total of ten years. Under the agreement the Company is required to make payments to the licensor in an amount equal to 6.25% of net sales of regular licensed merchandise and 3.0% of certain irregular and closeout licensed merchandise. Payments are subject to guaranteed minimum annual royalties as follows:

1998............................................................  $1,200,000
1999............................................................  $1,500,000

    Beginning with the first quarter of 1998, the Company is obligated to pay the greater of actual royalties earned or 8.3% of the minimum guaranteed royalties for that year. The Company is required to spend at least $350,000 in advertising for the men's Girbaud brand in 1998 and $500,000 each year thereafter while the agreement is in effect.

    Subsequent to December 31, 1997, the Company entered into an exclusive license agreement with Girbaud Design, Inc. and its affiliate to manufacture and market women's jeanswear, casualwear and active influenced sportswear under the Girbaud brand and certain related trademarks in the United States, Puerto Rico and the U.S. Virgin Islands. The agreement has an initial term of two years and may be extended at the option of the Company for up to a total of ten years. The Company paid an initial license fee of $600,000. Under the agreement, the Company is required to make payments to the licensor in an amount equal to 6.25% of net sales of regular licensed merchandise and 3.0% of certain irregular and closeout licensed merchandise. Payments are subject to guaranteed minimum annual royalties as follows:

1999..............................................................  $ 700,000
2000..............................................................  $ 800,000

    Beginning with the first quarter of 1999, the Company is obligated to pay the greater of actual Royalties earned or 8.3% of the minimum guaranteed royalties for that year. The Company is required to spend at least $550,000 in advertising for the women's Girbaud brand in 1998 and $400,000 each year thereafter while the agreement is in effect. In addition, the Company is required to contribute $190,000 per year to the licensor's advertising and promotional expenditures for the Girbaud brand.

    The Company is party to employment agreements with five executive officers which provide for specified levels of compensation and certain other benefits. The agreements also provide for severance payments from the termination date through the expiration date under certain circumstances.

                          I. C. ISAACS & COMPANY, INC.

7. COMMITMENTS AND CONTINGENCIES (CONTINUED)

    In February 1998, the Company announced that it intends to close its Newton, Mississippi manufacturing facility. This closure will occur during the second quarter of 1998, resulting in a charge in the range of $200,000 to $300,000 made against earnings in the first quarter of 1998. The production in this facility, the majority of which is jeans, will be transferred to third party independent contractor facilities in Mexico where the Company currently has jeans manufactured.

    During 1998 the Company intends to construct a new distribution center in Milford, Delaware. The Company anticipates that this new facility will cost approximately $6.0 million and will be financed through a mortgage loan.

8. RETIREMENT PLAN

    The Company sponsors a defined benefit pension plan that covers substantially all employees with more than one year of service. The Company's policy is to fund pension costs accrued. Contributions to the plan reflect benefits attributed to employees' service to date, as well as service expected to be earned in the future. The benefits are based on the number of years of service and the employee's compensation during the three consecutive complete years of service prior to or including the year of termination of employment. Plan assets consist primarily of common stocks, fixed income securities and cash. The latest available actuarial valuation is as of December 31, 1997.

    Pension expense for 1995, 1996 and 1997 was approximately $310,000, $284,000 and $373,000, respectively, and includes the following components:

                                                                                    YEARS ENDED DECEMBER 31,
                                                                               ----------------------------------
                                                                                  1995        1996        1997
                                                                               ----------  ----------  ----------
Service cost of current period...............................................  $  206,000  $  193,000  $  211,000
Interest on the above service costs..........................................      17,000      15,000      17,000
                                                                               ----------  ----------  ----------
                                                                                  223,000     208,000     228,000
Interest on the projected benefit obligation.................................     485,000     555,000     618,000
Expected return on plan assets...............................................    (445,000)   (526,000)   (566,000)
Amortization of prior service cost...........................................      16,000      16,000      42,000
Amortization of transition amount............................................      31,000      31,000      31,000
Amortization of loss.........................................................          --          --      20,000
                                                                               ----------  ----------  ----------
Pension cost.................................................................  $  310,000  $  284,000  $  373,000
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------

                          I. C. ISAACS & COMPANY, INC.

8. RETIREMENT PLAN (CONTINUED)

    The following table sets forth the Plan's funded status and amounts recognized at December 31, 1995, 1996 and 1997:

                                                                                  YEARS ENDED DECEMBER 31,
                                                                          ----------------------------------------
                                                                              1995          1996          1997
                                                                          ------------  ------------  ------------
Vested benefits.........................................................  $  5,987,000  $  6,730,000  $  7,500,000
Nonvested benefits......................................................        37,000        56,000        43,000
                                                                          ------------  ------------  ------------
Accumulated benefit obligation..........................................     6,024,000     6,786,000     7,543,000
Effect of anticipated future compensation levels and other events.......       457,000       862,000       983,000
                                                                          ------------  ------------  ------------
Projected benefit obligation............................................     6,481,000     7,648,000     8,526,000
                                                                          ------------  ------------  ------------
Fair value of assets held in the plan...................................     6,139,000     7,357,000     7,852,000
                                                                          ------------  ------------  ------------
Excess of projected benefit obligation over plan assets.................      (342,000)     (291,000)     (674,000)
Unrecognized net loss from past experience different from that
  assumed...............................................................       344,000       661,000       935,000
Unrecognized prior service cost.........................................       159,000       143,000       342,000
Unamortized liability at transition.....................................       155,000       124,000        93,000
                                                                          ------------  ------------  ------------
Net prepaid periodic pension cost.......................................  $    316,000  $    637,000  $    696,000
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------

    With respect to the above table, the weighted average discount rate used to measure the projected benefit obligation was 8%; the rate of increase in future compensation levels is 3%; and the expected long-term rate of return on assets is 8%. The net prepaid periodic pension cost is included in prepaid expenses and other current assets in the accompanying consolidated balance sheets.

9. FOURTH QUARTER ADJUSTMENT

    During the fourth quarter ended December 31, 1997 the Company increased its allowance for doubtful accounts by $400,000 which had the effect of reducing net income by $400,000 or $0.08 per share.

10. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

    Cash paid during the year for interest amounted to $1,272,794, $1,389,023 and $2,213,776 for 1995, 1996 and 1997, respectively.

    During 1995 the Company purchased property and equipment totaling $316,245 by issuing notes payable. During 1997, the Company purchased a trademark totaling $11,250,000 by issuing a note payable.

                                 EXHIBIT INDEX

EXHIBIT NO.                                                DESCRIPTION
-------------  ---------------------------------------------------------------------------------------------------
    *3.01      Amended and Restated Certificate of Incorporation

    *3.02      Amended and Restated By-Laws

    *4.01      Specimen Common Stock Certificate

   *10.01(a)   Form of Amended and Restated Shareholders' Agreement

   *10.01(b)   Form of Amendment No. 1 to Amended and Restated Shareholders' Agreement

   *10.02      Employment Agreement dated as of May 15, 1997, between the Registrant and Robert J. Arnot

   *10.03      Employment Agreement dated as of May 15, 1997, between Registrant and Gerald W. Lear

   *10.04      Employment Agreement dated as of May 15, 1997 between Registrant and Gary B. Brashers

   *10.05      Employment Agreement dated as of May 15, 1997, between the Registrant and Eugene C. Wielepski

   *10.06      Employment Agreement dated as of May 15, 1997, between the Registrant and Thomas Ormandy

   *10.07      1997 Omnibus Stock Plan

   *10.08(a)   Accounts Financing Agreement dated June 16, 1992

   *10.08(b)   Covenant Supplement to Accounts Financing Agreement dated June 16, 1992

   *10.08(c)   Inventory and Equipment Security Agreement Supplement to Accounts Financing Agreement dated June
                 16, 1992

   *10.08(d)   Trade Financing Agreement Supplement to Accounts Financing Agreement (Security Agreement) dated
                 June 16, 1992

   *10.08(e)   Amendment to Financing Agreements dated October 30, 1992

   *10.08(f)   Second Amendment to Financing Agreements dated January 4, 1993

   *10.08(g)   Third Amendment to Financing Agreements dated March 10, 1993

   *10.08(h)   Fourth Amendment to Financing Agreements dated May 1, 1993

   *10.08(i)   Fifth Amendment to Financing Agreements dated January 1, 1994

   *10.08(j)   Sixth Amendment to Financing Agreements dated September 1, 1993

   *10.08(k)   Seventh Amendment to Financing Agreements dated August, 1994

   *10.08(l)   Eighth Amendment to Financing Agreements dated December 31, 1994

   *10.08(m)   Ninth Amendment to Financing Agreements dated April, 1995

   *10.08(n)   Tenth Amendment to Financing Agreements dated June 23, 1995

   *10.08(o)   Eleventh Amendment to Financing Agreements dated January 1, 1996

   *10.08(p)   Twelfth Amendment to Financing Agreements dated June 25, 1996

   *10.08(q)   Thirteenth Amendment to Financing Agreements dated August, 1996

   *10.08(r)   Term Promissory Note dated June, 1996

EXHIBIT NO.                                                DESCRIPTION
-------------  ---------------------------------------------------------------------------------------------------
   *10.08(s)   Trademark Collateral Assignment and Security Agreement dated June 16, 1992

   *10.09      Form of Indemnification Agreement

   *10.10(a)   BOSS Worldwide Rights Acquisition Agreement dated September 30, 1997

   *10.10(b)   Promissory Note dated November 5, 1997

   *10.10(c)   Guaranty of Promissory Note dated November 5, 1997

   *10.10(d)   Trademark Assignment dated November 5, 1997

   *10.10(e)   Trademark Assignment dated November 5, 1997

   *10.10(f)   Trademark Assignment dated November 5, 1997

   *10.10(g)   Trademark Assignment dated November 5, 1997

   *10.10(h)   Assignment and Assumption Agreement dated November 5, 1997

   *10.10(i)   Escrow Agreement dated November 5, 1997

   *10.10(j)   Collateral Assignment of Trademarks dated November 5, 1997

   *10.10(k)   Termination of License Agreement dated November 5, 1997

   *10.10(l)   Logo Typeface

   *10.10(m)   Certain Provisions in Settlement Agreement

   *10.11(a)   Foreign BOSS Rights Acquisition Agreement dated September 30, 1997

   *10.11(b)   Trademark Assignment dated November 5, 1997

   *10.11(c)   Assignment and Assumption Agreement dated November 5, 1997

  +*10.11(d)   Concurrent Use Agreement dated November 5, 1997

  +*10.11(e)   Foreign Manufacturing Rights Agreement dated November 5, 1997

   *10.11(f)   Option Agreement dated November 5, 1997

   *10.11(g)   Secured Limited Recourse Promissory Note dated November 5, 1997

   *10.11(h)   Note Assumption Agreement dated November 5, 1997

   *10.11(i)   Guaranty of Promissory Note dated November 5, 1997

   *10.11(j)   Agreement Regarding Consent to Release and Waiver of Brookhurst Note Claims dated November 5, 1997

   *10.11(k)   Certain Provisions in Settlement Agreement

   *10.11(l)   Indemnification Agreement dated November 5, 1997

   *10.12      Uniforms License Agreement dated November 5, 1997

   *10.13      Trademark License Agreement Relating to BOSS Golf and Other Marks dated
                 November 5, 1997

   *10.14      Beverly Hills Polo Club Exclusive Domestic License Agreement dated December 14, 1995

   *10.15      Beverly Hills Polo Club Amendment to Exclusive License Agreement (Men's) dated June 3, 1997

   *10.16      Beverly Hills Polo Club Exclusive Domestic License Agreement dated June 1, 1993

   *10.17      Beverly Hills Polo Club Assignment of Licenses (Women's) dated August 31, 1993

EXHIBIT NO.                                                DESCRIPTION
-------------  ---------------------------------------------------------------------------------------------------
   *10.18      Beverly Hills Polo Club Amendment (Women's) dated September 1, 1993

   *10.19      Beverly Hills Polo Club Amendment to Exclusive License Agreement (Women's) dated June 3, 1997

   *10.20      Beverly Hills Polo Club Amendment to Exclusive License Agreement (Men's dated July 29, 1997

   *10.21      Beverly Hills Polo Club International Exclusive License Agreement (Wholesale) dated August 15, 1996

   *10.22      Beverly Hills Polo Club Amendment to Exclusive License Agreement (Wholesale) dated June 3, 1997

   *10.23      Beverly Hills Polo Club International Exclusive License Agreement (Retail) dated August 15, 1996

   *10.24      Beverly Hills Polo Club Amendment to International Exclusive License Agreement (Retail) dated June
                 3, 1997

   *10.25      Beverly Hills Polo Club Amendment to Exclusive License Agreement dated July 29, 1997

    10.26(a)   Girbaud Trademark License and Technical Assistance Agreement dated January 15, 1998

    10.26(b)   Girbaud Trademark License and Technical Assistance Agreement for Women's Collection dated March 4,
                 1998

    10.26(c)   Cancellation Agreement dated March 4, 1998

   *10.27(a)   Defined Benefit Pension Plan

   *10.27(b)   First Amendment to Defined Benefit Pension Plan

    10.28      Beverly Hills Polo Club Letter Agreement dated March 18, 1998

    10.29      Beverly Hills Polo Club Letter Agreement dated February 27, 1998

    10.30      Beverly Hills Polo Club Letter Agreement dated February 27, 1998

   *21.01      List of Subsidiaries

    27.01      Financial Data Schedule

------------------------

* Previously filed with the Company's Registration Statement on Form S-1 (SEC File No. 333-37155).

+ Certain portions of this exhibit have been omitted pursuant to an order granting confidential treatment and have been filed separately with the Securities and Exchange Commission.