Form 10-Q
period 1998-03-31
IC ISAACS & CO INC
filed 1998-05-15
CIK 1041179

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
 [x]                         THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1998.

                                       OR

   [ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _________ to __________

                         Commission File Number: 0-23379

                           I.C. ISAACS & COMPANY, INC.
             (Exact name of Registrant as specified in its Charter)


         DELAWARE                                      52-1377061
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)

3840 BANK STREET                                       21224-2522
BALTIMORE, MARYLAND                                    (Zip Code)
(Address of principal executive offices)

                                 (410) 342-8200
              (Registrant's telephone number, including area code)

                                      NONE
     (Former name, former address and former fiscal year - if changed since last report)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __
                                             ---

         As of March 31, 1998, 8,320,000 shares of common stock ("Common Stock") of the Registrant were outstanding.

                         PART I - FINANCIAL INFORMATION

                         I.C. ISAACS & COMPANY, INC.
                          CONSOLIDATED BALANCE SHEET

         "BOSS-Registration Mark-," "Lord Isaacs-Registration Mark-," "I.C. Isaacs-Registration Mark-," "Pizzazz-Registration Mark-," and "I.G. Design-Registration Mark-" are trademarks of the Company. All other trademarks or service marks, including "Giraud-Registration Mark-" and "Marithe and Francois Giraud-Registration Mark-" (collectively,
"Giraud-Registration Mark-") and "Beverly Hills Polo Club-Registration Mark-" appearing in this Quarterly Report on Form 10-Q are the property of their respective owners and are not the property of the Company.

Item 1.    Financial Statements.


Assets                                                                        December 31                 March 31
                                                                                 1997                       1998
                                                                                 ----                       ----
Current
Cash, including temporary investments of $6,512,455
    and $10,013,000.................................................           $ 7,422,067             $ 9,178,682
Accounts receivable, less allowance for doubtful
    accounts of $1,185,000 and $1,265,000...........................            23,020,077              24,820,070
Inventories (Note 1)................................................            23,936,226              26,613,040
Prepaid expenses and other..........................................             1,768,792               2,070,257
                                                                               -----------             -----------
Total current assets................................................            56,147,162              62,682,069

Property, plant and equipment, at cost, less
    accumulated depreciation and amoritization......................             2,678,688               3,412,985

Trademark, less accumulated amortization of $187,500
    and $468,750 (Note 5)...........................................            11,062,500              10,781,250

Goodwill, less accumulated amortization of $863,505 and
    $880,065........................................................             1,788,595               1,772,035

Deferred income taxes (Note 3)......................................             1,505,000               1,505,000

Other assets........................................................               260,776                 840,010
                                                                               -----------             -----------
                                                                                73,442,721              80,993,349
                                                                               -----------             -----------
                                                                               -----------             -----------

         See accompanying notes to consolidated financial statements.

                         I.C. ISAACS & COMPANY, INC.
                          CONSOLIDATED BALANCE SHEET


                                                                          December 31                 March 31
                                                                              1997                      1998
                                                                              ----                      ----
Liabilities and Stockholders' Equity
Current
    Current maturities of revolving line of credit.................            $        -              $    61,525
    Current maturities of capital lease obligations................               172,515                  177,237
    Accounts payable...............................................             6,967,488                7,355,179
    Accrued expenses and other current liabilities (Note 2)........             1,979,364                3,048,935
    Accrued compensation...........................................               235,309                  506,630
    Income taxes payable (Note 3)..................................               156,000                  451,336
                                                                              -----------              -----------
Total current liabilities..........................................             9,510,676               11,600,842
                                                                              -----------              -----------
Long-term debt
    Note payable...................................................            11,250,000               11,250,000
    Capital lease obligations......................................               186,122                  142,662
                                                                              -----------              -----------
Total long-term debt...............................................            11,436,122               11,392,662
                                                                              -----------              -----------
Commitments and Contingencies (Note 5)

Stockholders' Equity (Note 4)
    Preferred stock; $.0001 par value; 5,000,000 shares authorized,
       none  outstanding...........................................                     _                        _
    Common stock; $.0001 par value; 50,000,000 shares authorized,
       7,824,699 and 8,344,699 shares issued;
    7,800,000 and 8,320,000 shares outstanding.....................                   782                      834
    Additional paid-in capital.....................................            34,120,190               38,894,998
    Retained earnings..............................................            18,389,819               19,118,861
    Treasury stock, at cost (24,699 shares)........................               (14,868)                 (14,868)
                                                                              -----------              -----------
Total stockholders' equity.........................................            52,495,923               57,999,825
                                                                              -----------              -----------
                                                                              $73,442,721              $80,993,349
                                                                              -----------              -----------
                                                                              -----------              -----------

           See accompanying notes to consolidated financial statements.

                         I.C. ISAACS & COMPANY, INC.
                     CONSOLIDATED STATEMENTS OF OPERATION



Three Months Ended March 31                                                  1997                          1998
                                                                      --------------------         -----------------

Net Sales..........................................................           $39,311,801               $34,270,880

Cost of Sales......................................................            25,998,499                23,563,591
                                                                              -----------               -----------
Gross profit.......................................................            13,313,302                10,707,289
                                                                              -----------               -----------
Operating Expenses
Selling...........................................................             3,920,927                 4,326,084
License fees (Note 5).............................................             1,836,382                 1,782,042
Distribution and shipping.........................................             1,050,057                 1,069,845
General and administrative........................................             1,769,068                 2,142,216
Recovery of legal fees............................................              (117,435)                         -
Provision for plant closing (Note 5)..............................                     -                   226,326
                                                                             -----------               -----------
Total operating expenses.......................................                8,458,999                 9,546,513
                                                                             -----------               -----------

Operating Income                                                               4,854,303                 1,160,776
                                                                             -----------               -----------

Other Income (Expense)
    Interest, net of interest income of $16,045 and $133,336.......             (383,879)                 (239,414)
    Other net......................................................                8,885                   312,438
                                                                             -----------               -----------

Total other income (expense)                                                    (374,994)                   73,024
                                                                             -----------               -----------

Income before minority interest and income taxes...................            4,479,309                 1,233,800
Minority interest..................................................              (45,112)                        -
                                                                             -----------               -----------

Income before income taxes.........................................             4,434,197                 1,233,800
Provision for income taxes (Note 3)................................                     -                   506,000
                                                                              -----------               -----------

Net Income                                                                     $4,434,197                $  727,800
                                                                              -----------               -----------
                                                                              -----------               -----------


Basic and diluted earnings per share...............................           $      1.11               $      0.09
Weighted average shares outstanding................................             4,000,000                 8,198,667
                                                                              -----------               -----------
                                                                              -----------               -----------
Proforma financial information:
Income before income taxes, as presented...........................           $ 4,434,197               $         -
Pro forma provision for income taxes...............................             1,818,000                         -
                                                                              -----------               -----------

Pro forma net income...............................................           $ 2,616,197
                                                                              -----------               -----------
                                                                              -----------               -----------

Pro forma basic and diluted earnings per share.....................           $      0.53               $         -
Weighted average shares outstanding................................             4,930,000                         -
                                                                              -----------               -----------
                                                                              -----------               -----------

          See accompanying notes to consolidated financial statements.

                         I.C. ISAACS & COMPANY, INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS


Three Months Ended March 31                                                  1997                        1998
                                                                      -------------------           ---------------
Operating Activities
    Net income.....................................................         $  4,434,197               $   727,800
    Adjustments to reconcile net income to
       net cash provided by operating activities
       Provision for doubtful accounts.............................              253,014                   339,498
       Write off of accounts receivable............................             (213,014)                 (259,498)
       Provision for sales returns and discounts...................            1,369,365                 1,603,680
       Sales returns and discounts.................................           (1,829,240)               (1,509,918)
       Depreciation and amortization...............................              237,914                   542,335
       Minority interest...........................................               45,112                         -
       Other.......................................................                    -                       242
       (Increase) decrease in assets
       Accounts receivable.........................................          (10,155,741)               (1,972,775)
       Inventories.................................................           (6,913,279)               (2,676,814)
       Prepaid expenses and other..................................               45,469                  (301,465)
       Other assets................................................                    -                    (2,359)
       Increase (decrease) in liabilities
       Accounts payable............................................            1,552,677                   387,711
       Accrued expenses and other current
        Liabilities................................................            1,248,644                 1,069,571
        Accrued compensation.......................................              106,145                   271,321
        Accrued compensation.......................................              106,145                   271,321
        Income taxes payable.......................................                    -                   295,336
                                                                            ------------               -----------
Cash used in operating activities..................................           (9,818,737)               (1,485,335)
                                                                            ------------               -----------
Investing Activities
    Capital expenditures...........................................         $   (369,436)              $  (955,697)
    Acquisition of Girbaud license.................................                    -                  (600,000)
                                                                            ------------               -----------
Cash used in investing activities..................................             (369,436)               (1,555,697)
                                                                            ------------               -----------
Financing Activities
    Checks issued against future deposits..........................            3,150,530                         -
    Issuance of common stock.......................................                    -                 4,774,860
    Stockholder distributions......................................           (2,184,029)                        -
    Principal proceeds from debt...................................            9,531,673                    61,525
    Principal payments on debt.....................................             (111,916)                  (38,738)
                                                                            ------------               -----------

Cash provided by financing activities..............................           10,386,258                 4,797,647
                                                                            ------------               -----------

Increase in cash and cash equivalents..............................              198,085                 1,756,615

Cash and Cash Equivalents, at beginning of period..................              938,799                 7,422,067
                                                                            ------------               -----------
Cash and Cash Equivalents, at end of period........................         $  1,136,884               $ 9,178,682
                                                                            ------------               -----------
                                                                            ------------               -----------

           See accompanying notes to consolidated financial statements.

                         I.C. ISAACS & COMPANY, INC.

                        Summary of Accounting Policies

Basis of Presentation

         The consolidated financial statements include the accounts of I. C. Isaacs & Company, Inc. ("ICI"), I.C. Isaacs Europe, S.L. ("Isaacs Europe"), I.C. Isaacs & Company, L.P. (the "Partnership"), Isaacs Design, Inc. ("Design") and
I. C. Isaacs Far East (collectively the "Company"). ICI operates as the general partner of the Partnership and has a 99.0% ownership interest. The limited partner, with a 1.0% ownership interest was an individual. The Company accounted for the limited partner's ownership interest as a minority interest in the accompanying consolidated financial statements. In connection with the initial public offering of its common stock, ICI purchased the limited partnership interest, at book value, from the limited partner. The Company established Isaacs Europe in July 1996 as the exclusive licensee of Beverly Hills Polo Club-Registration Mark-sportswear in Europe. Isaacs Europe did not have any significant revenue or expenses in 1997 or 1998. All intercompany balances and transactions have been eliminated. Also, ICI terminated its Subchapter S corporation status on December 22, 1997, and became subject to federal, state and local income taxes.

Business Description

         The Company, which operates in one business segment, designs, manufactures and markets full lines of sportswear for young men, women and boys under the BOSS-Registration Mark- brand in the United States and Puerto Rico and for men and women under the Beverly Hills Polo Club-Registration Mark- brand in the United States, Puerto Rico and Europe. In May 1998, the Company entered into an exclusive license agreement to manufacture and market boys sportswear under the Beverly Hills Polo Club-Registration Mark- brand in the United States and Puerto Rico. The Company intends to begin marketing boys sportswear under the Beverly Hills Polo Club-Registration Mark- brand in the first half of 1999. In February 1998, the Company began offering collections of men's sportswear under the Girbaud-Registration Mark- brand in the United States and Puerto Rico. The Company intends to begin marketing women's sportswear under the Girbaud-Registration Mark- brand in the second quarter of 1998 for delivery during the 1998 holiday season. The Company also manufactures and markets women's sportswear under various other Company-owned brand names as well as under third-party private labels.

Interim Financial Information

         In the opinion of management, the interim financial information as of March 31, 1998 and for the three months ended March 31, 1997 and 1998 contains all adjustments,consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods. Results for interim periods are not necessarily indicative of results to be expected for an entire year.

Risks and Uncertainties

         The apparel industry is highly competitive. The Company competes primarily with larger, well capitalized companies which may seek to increase market share through price reductions. The risk to the Company is that such a strategy may ultimately lead to reduced profit margins. In the past several years, many of the Company's competitors have switched much of their apparel manufacturing from the United States to foreign locations such as Mexico, the Dominican Republic and throughout Asia. As competitors lower production costs it gives them greater flexibility to alter prices. Over the last several years, the Company has switched a significant portion of its production to contractors outside the United States to reduce costs. Management believes that it will continue this strategy for the foreseeable future.

         The Company faces other risks inherent in the apparel industry. These risks include changes in fashion trends and related consumer acceptance and the continuing consolidation in the retail segment of the apparel industry. The Company's ability, or inability, to manage these risk factors could influence future financial and operating results.

                         I.C. ISAACS & COMPANY, INC.

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

Concentration of Credit Risk

         Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of trade accounts receivable. The Company's customer base is not concentrated in any specific geographic region, but is concentrated in the retail industry. For the three months ended March 31, 1997 and 1998 sales to one customer were 13.0% and 22.9%, respectively. The significant customer was the same during both periods. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. The Company's actual credit losses as a percentage of net sales have been less than three-quarters of one percent.

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

Earnings Per Share

         Pro forma earnings per share for the period ended March 31, 1997 are based on pro forma net income and the weighted average number of shares of common stock outstanding (4,000,000) adjusted to include the number of shares (930,000) sold by the Company which would be necessary to fund the distribution of $9.3 million of previously earned but undistributed Subchapter S corporation earnings.

         In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128"). SFAS 128 provides a different method of calculating earnings per share than is currently used in APB Opinion 15. SFAS 128 provides for the calculation of basic and diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to existing fully diluted earnings per share. As required by the policies of the Securities and Exchange Commission, the Company treated the shares sold to fund the S Corporation Distribution as outstanding prior to the initial public offering completed in December, 1997. There is no difference in basic and diluted earnings per share.

Recent Accounting Pronouncements

         In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 will begin to affect the Company in fiscal 1997 with the establishment of the 1997 Omnibus Stock Plan. The Company will adopt

                         I.C. ISAACS & COMPANY, INC.

only the disclosure provisions of SFAS 123 and account for stock-based compensation using the intrinsic value method set forth in APB Opinion 25.

         In June 1997, the Financial Accounting Standards Board issued two new disclosure standards. The Company's results of operations and financial position will be unaffected by implementation of these new standards.

         Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

         Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of a Business Enterprise" ("SFAS 131"), establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

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

         In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132, "Employers Disclosures about Pensions and Other Postretirement Benefits" ("SFAS 132"). SFAS 132 revised employers' disclosures about pension and other postretirement benefit plans but does not change measurement or recognition of those plans. Also, SFAS 132 requires additional information on changes in the benefit obligations and fair values of plan assets. Presently, ICI does not offer postretirement benefits. Adoption of SFAS 132 will not have an effect on reported financial and operating results.

                           I.C. ISAACS & COMPANY, INC.

                   Notes to Consolidated Financial Statements

1.       Inventories

         Inventories consist of the following:

                                     Decemer 31, 1997           March 31, 1998
                                     ----------------           --------------
               Raw Materials         $  4,742,653               $ 5,397,720
               Work-in-process          1,864,569                 2,039,567
               Finished Goods          17,329,004                19,175,753
                                     ------------               -----------
                                     $ 23,936,226               $26,613,040

2.       Accrued Expenses

         Accrued expenses consist of the following:

                                                Decemer 31, 1997           March 31, 1998
                                                ----------------           --------------
               Royalties                       $   901,925                $ 1,495,647
               Accrued professional fees           150,000                    100,000
               Payable to salesmen                 127,634                    395,011
               Reserve for plant closing                 -                    190,108
               Payroll tax withholdings            139,214                    202,102
               Customer credit balances            240,530                    254,756
               Property taxes                      136,700                     64,138
               Accrued interest                    174,401                    187,500
               Other                               108,960                    159,673
                                               -----------                -----------
                                               $ 1,979,364                $ 3,048,935
                                               -----------                -----------
                                               -----------                -----------


3.       Income Taxes

         The Company's estimated effective tax rate for the first quarter of 1998 was 41% and is slightly higher than the statutory rate due primarily to the effect of state and local taxes.

4.       Stock Options

         In May 1997, ICI adopted the 1997 Omnibus Stock Plan. Under the 1997 Omnibus Stock Plan, ICI may grant qualified and nonqualified stock options, stock appreciation rights, restricted stock or performance awards, payable in cash or shares of common stock, to selected employees. The 1997 Omnibus Stock Plan will be administered by the Board of Directors. The Company has reserved 500,000 shares of common stock for issuance under the 1997 Omnibus Stock Plan. ICI intends to grant stock options to selected employees in the second quarter of fiscal 1998.

  5.     Commitments and Contingencies.

         In November 1997 and as further amended in March 19998, the Company entered into an exclusive license agreement with Girbaud Design, Inc. and its affiliate to manufacture and market men's jeanswear, casual wear, outerwear and active influenced sportswear under the Girbaud-Registration Mark- brand and certain related trademarks in the United States, Puerto Rico and the U.S. Virgin Islands. The agreement has an initial term of two years and may be extended at the option of the Company for up to a total of ten years. Under the agreement the Company is required to make payments to the licensor in

                           I.C. ISAACS & COMPANY, INC.

an amount equal to 6.25% of net sales of regular licensed merchandise and 3.0% of certain irregular and closeout licensed merchandise. Payments are subject to guaranteed minimum annual royalties as follows:

                              1998      $1,200,000
                              1999      $1,500,000

         Beginning with the first quarter of 1998, the Company is obligated to pay the greater of actual royalties earned or the minimum guaranteed royalties for that year. The Company is required to spend at least $350,000 in advertising for the men's Girbaud-Registration Mark- brand in 1998 and $500,000 each year thereafter hile the agreement is in effect.

         In March 1998, the Company entered into an exclusive license agreement with Girbaud Design, Inc. and its affiliate to manufacture and market women's jeanswear, casual wear and active influenced sportswear under the Girbaud-Registration Mark- brand and certain related trademarks in the United States, Puerto Rico and the U.S. Virgin Islands. The agreement has an initial term of two years and may be extended at the option of the Company for up to a total of ten years. The Company paid an initial license fee of $600,000. Under the agreement, the Company is required to make payments to the licensor in an amount equal to 6.25% of net sales of regular licensed merchandise and 3.0% of certain irregular and closeout licensed merchandise. Payments are subject to guaranteed minimum annual royalties as follows:

                              1999      $ 700,000
                              2000      $ 800,000

      Beginning with the first quarter of 1999, the Company is obligated to pay the greater of actual royalties earned or the minimum guaranteed royalties for that year. The Company is required to spend at least $550,000 in advertising for the women's Girbaud-Registration Mark- brand in 1998 and $400,000 each year thereafter while the agreement is in effect. In addition, while the agreement is in effect the Company is required to pay $190,000 per year to the licensor for advertising and promotional expenditures related to the Girbaud-Registration Mark- brand.

      In May 1998, the Company entered into an exclusive license agreement with BHPC Marketing, Inc., to manufacture and market boys knitted and woven shirts, cotton pants, jeanswear, shorts, swimwear and outerwear under the Beverly Hills Polo Club-Registration Mark- brand in the United States and Puerto Rico. The initial term of the agreement is three years, commencing January 1, 1999, with renewal options for a total of six years. Under the agreement the Company is required to make payments to the licensor in an amount equal to 5% of net sales. Payments are subject to guaranteed minimum annual royalties as follows:

                              1999      $  50,000
                              2000      $  75,000
                              2001      $ 100,000

      In February 1998, the Company announced that it intends to close its Newton, Mississippi manufacturing facility. This closure will occur during the second quarter of 1998, resulting in a charge of $226,326 against earnings in the first quarter of 1998. The production in this facility, the majority of which is jeans, will be transferred to third party independent contractor facilities in Mexico where the Company currently has jeans manufactured.

      During 1998 the Company intends to construct a new distribution center in Milford, Delaware. The Company anticipates that this new facility will cost approximately $6.0 to $7.0 million and will be financed through a mortgage loan.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Important Information Regarding Forward-Looking Statements

         This Quarterly Report on Formm 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Those statements include statements regarding the intent, belief or current expectations of I.C. Isaacs and its management. Such statements are subject to a variety of risks and uncertainties, many of which are beyond the Company's control, which could cause actual results to differ materially from those contemplated in such forward-looking statements, including in particular the risks and uncertainties described under "Risk Factors" in the Company's Prospectus which include, among other things, (i) changes in the marketplace for the Company's products, including customer tastes, (ii) the introduction of new products or pricing changes by the Company's competitors,
(iii) changes in the economy, and (iv) termination of one or more of its agreements for use of the BOSS-Registration Mark-, Beverly Hills Polo Club-Registration Mark- and Girbaud-Registration Mark- brand names and images in the manufacture and sale of the Company's products. Existing and prospective investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to update or revise the information contained in this Quarterly Report on Form 10-Q, whether as a result of new information, future events or circumstances or otherwise.

Results of Operations

         The following tables set forth, for the periods indicated, the Company's net sales categorized by brand and product category and the percentage relationship to net sales of certain items in the Company's consolidated financial statements for the periods indicated.


                                                       Three Months
                                                          Ended
                                                         March 31
                                                         --------
                                              1997                      1998
                                              ----                      ----
                                                      (in thousands)
MEN'S (1)
BOSS Bottoms                                $  14,254              $     9,444
BOSS Tops                                      10,866                   11,923
BOSS Boys                                       2,899                    3,207
Men's BHPC                                      6,678                    5,016
Men's Other                                        26                       23
                                            ---------              -----------
        Men's net sales                        34,743                   29,613

WOMEN'S (1)
BOSS Juniors'                                     727                    1,062
Women's BHPC                                      366                      233
Women's Other (2)                               3,476                    3,363
                                            ---------              -----------
        Women's net sales                       4,569                    4,658
                                            ---------              -----------
        Total net sales                    $   39,312                $  34,271
                                            ---------              -----------
                                            ---------              -----------



(1) The net sales totals incorporate product returns allocated in proportion to gross sales.

(2) Includes Company-owned brands and third-party private labels.

                                                   Three Months
                                                      Ended
                                                     March 31
                                                     --------
                                          1997                      1998
                                          ----                      ----

Net sales                                100.0%                   100.0%
Cost of sales                             66.1                     68.8
                                         ------                   ------
Gross profit                              33.9                     31.2
Selling expenses                          10.0                     12.6
License Fees                               4.7                      5.2
Distribution and shipping expenses         2.7                      3.1
General and administrative expenses        4.2                      6.9
                                         ------                   ------
Operating Income                          12.3%                     3.4%
                                         ------                   ------
                                         ------                   ------

Three Months Ended March 31, 1998 Compared to Three Months Ended March 31, 1997

Net Sales.

         Net sales decreased 12.8% to $34.3 million in the three months ended March 31, 1998 from $39.3 million in the three months ended March 31, 1997. The decrease was primarily due to lower volume shipments of BOSS-Registration Mark- and Beverly Hills Polo Club-Registration Mark- men's sportswear. Net sales of BOSS-Registration Mark- sportswear decreased $3.2 million or 11.1% to $25.6 million due to softness in the men's jeans segment. Net sales of the BOSS-Registration Mark- tops segment were $11.9 million in the three months ended March 31, 1998 versus $10.9 million in the three months ended March 31, 1997. Net sales of Beverly Hills Polo Club-Registration Mark- sportswear decreased $1.8 million or 25.7% to $5.2 million due to lower demand for men's bottoms and tops. The Company's women's private label sales were essentially unchanged from March 31, 1997 to March 31, 1998. The Company has noted that in recent months apparel retailers have been buying goods closer to market needs which adversely impacted net sales in the first quarter of 1998. The Company expects this sluggishness in the retail apparel environment especially in specialty store channels, to continue which will negatively affect sales in the second quarter of 1998. In addition, the introduction of the Company's men's BOSS and Beverly Hills Polo Club product lines for the fall 1998 season was delayed for several weeks. While subsequent market response to both lines has been encouraging, the delay in introduction may continue to adversely affect the Company's performance through the second and third quarters. The Company executed exclusive license agreements to manufacture and market men's and women's sportswear, respectively, under the Girbaud-Registration Mark- brand in the United States and Puerto Rico. The Company expects to begin marketing a full line of men's sportswear in the second quarter 1998. The Company intends to begin marketing women's sportswear in the second quarter of 1998 for delivery during the 1998 holiday season. Accordingly, the Company believes the Girbaud-Registration Mark-merchandise will begin to contribute to net sales in the second half of 1998. International sales were insignificant for the three months ended March 31, 1998 and 1997. In May 1998, the Company entered into an exclusive license agreement to manufacture and market boys sportswear under the Beverly Hills Polo Club-Registration Mark- brand in the United States and Puerto Rico. The Company intends to begin marketing boys sportswear under the Beverly Hills Polo Club-Registration Mark- brand in the first half of 1999.

Gross Profit.

         Gross profit decreased 19.5% to $10.7 million in the three months ended March 31, 1998 from $13.3 million in the three months ended March 31, 1997. Gross profit as a percentage of net sales decreased from 33.9% to 31.2% over the same period. The decrease in gross profit was primarily due to the reduction in net sales coupled with excess capacity at its manufacturing facilities due to the reduction in customer orders. Generally, the Company manufactures goods based on orders. Consequently, a decline in the level of customer orders increases overhead allocated to goods manufactured and generates a lower gross profit on such goods. The decline in gross profit was offset somewhat by the continued shift of production of denim bottoms from the United States to Mexico to take advantage of the lower labor and overhead costs.

Selling, Distribution, General and Administrative Expenses.

         Selling, distribution, general, and administrative expenses ("SG&A") increased 12.9% to $9.6 million in the three months ended March 31, 1998 from $8.5 million in the three months ended March 31, 1997. As a percentage of net sales, SG&A expenses increased to 22.6% from 16.9% over the same period due to higher advertising expenditures and costs of merchandise samples offset somewhat by lower commissions to the Company's salespersons. Advertising expenditures increased $.3 million to $.8 million as the Company continued to focus on enhancing the identity and image of its brands through increased media exposure. Also, the Company is required to spend $.9 million in advertising for the women's and men's Girbaud-Registration Mark- brands in 1998. Distribution and shipping expenses remained essentially unchanged at $1.1 million over the same period. The Company experienced a reduction in overtime wages, due to decreased merchandise shipments, which was offset by salary increases for existing employees and rent on an additional temporary warehouse facility. General and administrative expenses increased $.5 million to $2.4 million due to salary increases for existing employees, costs associated with the hiring of new management and product design personnel and a $.2 million loss provision for estimated costs associated with closing the Newton, Mississippi manufacturing facility. The loss provision relates primarily to severance pay for employees.

License Fees.

         License fees decreased $.06 million to $1.78 million in the three months ended March 31, 1998 from $1.84 million in the three months ended March 31, 1997. As a percentage of net sales, license fees increased from 4.7% to 5.2%. The decrease in license fees was not in proportion to the decrease in net sales due to the higher royalty rate, at the current level of net sales, under the new BOSS-Registration Mark- foreign rights agreement executed in November 1997. Also, the Company made royalty payments of $100,000 in the first quarter of 1998 under the men's Girbaud-Registration Mark- license agreement even though merchandise shipments will not begin until the second quarter of 1998. Further, sales of non-denim branded products, which continue to increase, carry higher royalty rates than other branded products.

Operating Income.

         Operating income decreased 76% to $1.2 million in the three months ended March 31, 1998 from $4.9 million in the three months ended March 31, 1997. The decline was due to lower sales and gross profit and to a lesser extent an increase in operating expenses.

Interest Expense.

         Interest expense decreased $.1 million to $.2 million in the three months ended March 31, 1998. The Company repaid its asset-based line of credit with a portion of the proceeds of its initial public offering completed in December 1997. However, the Company incurred interest expense related to the $11.25 million note payable associated with its purchase of the BOSS-Registration Mark- trademark in November 1997. This expense of $.3 million was offset somewhat by interest income of $.1 million earned on available cash. The Company invests its excess cash in short-term liquid investments.

Other Income.

         The Company recognized $.3 million of income in the three months ended March 31, 1998 related to a refund of excess premiums paid on its employee health insurance plan. There was no comparable refund in 1997.

Income Taxes.

         The Company recorded a provision for income taxes of $.5 million or 41% of pretax income for the three months ended March 31, 1998. The difference between the statutory and effective tax rates is due primarily to state and local taxes. The Company expects its effective tax rate to approximate 41% for 1998. Prior to its initial public offering, the Company's earnings were not subject to federal, state and local taxes since it elected to be treated as a Subchapter S Corporation. The Company terminated its Subchapter S Corporation status in December 1997.

Liquidity and Capital Resources

         The Company has relied primarily on internally generated funds, trade credit and asset-based borrowings to finance its operations and expansion. The Company's capital requirements primarily result from working capital needed to support increases in inventory and accounts receivable. The Company's working capital improved significantly during the first three months of 1998 compared to the first three months of 1997, primarily due to receipt and utilization of the net proceeds from its initial public offering in December 1997 and the exercise of the over-allotment option in January 1998. As of March 31, 1998, the Company had cash, including temporary investments, of $9.2 million and working capital of $51.1 million compared to $1.1 million and $18.3 million, respectively, as of March 31, 1997.

Operating Cash Flow

         Cash used by operations totaled $1.5 million for the first three months of 1998 due to increases in accounts receivable and inventories which resulted from slower than expected cash collections and reduced sales of BOSS-Registration Mark- and Beverly Hills Polo Club-Registration Mark- men's sportswear. These increases were partially offset by higher levels of accounts payable and other accrued expenses. Cash used for investing activities for the first three months of 1998 totaled $1.6 million and was used primarily to purchase the land and initiate construction of the new distribution center in Milford, Delaware as well as the purchase of machinery for the Company's factories and upgrading computer equipment to help ensure year 2000 compliance. In addition, the Company paid an initial fee of $0.6 million for the women's Girbaud-Registration Mark- license. Cash provided by financing activities totaled $4.8 million for the first three months of 1998, resulting primarily from the exercise of the over-allotment option on its initial public offering in January 1998.

         Accounts receivable and inventories increased $1.8 million and $2.7 million, respectively, from December 31, 1997 to March 31, 1998, compared to $10.2 million and $6.9 million, respectively, from December 31, 1996 to March 31, 1997. The increases in 1998 are due to a normal build up of finished inventory in the first quarter coupled with slower than expected cash collections. The Company has been able to effectively manage its inventory levels by scheduling production and purchases of imported inventory to meet firm purchase orders, which resulted in an improvement in cash used in operations of $8.3 million from $9.8 million in the first quarter of 1997 to $1.5 million in the first quarter of 1998.

         Capital expenditures were $1.0 million for the first three months of 1998 compared with $0.4 million for the first three months of 1997. The Company's capital expenditures were primarily for the purchase of land and related architectural fees necessary to begin the construction process on the new distribution center in Milford, Delaware as well as the purchase of machinery for the Company's factories and upgrading computer equipment to help ensure year 2000 compliance. The Company anticipates that capital expenditures will be approximately $7.0 to $8.0 million for the remainder of 1998, primarily related to the construction of the new 150,000 square foot distribution center to be financed through a mortgage loan. Also, the Company expects to spend approximately $0.5 million to upgrade its computer software to ensure year 2000 compliance. The Company expects conversion of its primary software programs to be completed in November 1998 with testing to follow in early 1999. Recently, the Company purchased new versions of two secondary software programs which have been updated for year 2000 compliance. There is one remaining secondary software program in which a decision to upgrade or outsource the processing entirely needs to be made. Management will make this decision during 1998. The Company does not currently have commitments for any other capital expenditures in 1998. However, as part of the Company's expanded relationship with Girbaud-Registration Mark-, by the end of 1998 or early 1999 the Company intends to open a Girbaud-Registration Mark- flagship store in Manhattan, New York City, with a target selling space of no less than approximately 7,800 square feet. The Company intends to lease the required space for the store. Currently, the Company is still searching for a suitable site and cannot determine the amount of capital expenditures that may be required to appropriately fixture the store or, if it ultimately decided to do so, to construct the store. In addition, in March 1998 the Company paid an initial license fee of $0.6 million for the women's Girbaud-Registration Mark- license.

         In February 1998, the Company announced that it intends to close its Newton, Mississippi manufacturing facility. This closure, which will occur in the second quarter of 1998, resulted in a charge of $0.2 million against earnings in the first quarter of 1998. The production in this facility, the majority of which is jeans, will be transferred to third party independent contractors facilities in Mexico where the Company currently has jeans manufactured. The Company anticipates annual cost savings in the range of $0.3 million to $0.6 million after the transfer of production to Mexico as a result of lower labor and overhead costs.

         As of March 31, 1998 the Company had less than $0.1 million in outstanding borrowings under its revolving line of credit and term loan facility compared to $16.7 million at March 31, 1997.

Credit Facilities

         The Company has an asset-based revolving line of credit with Congress Financial Corporation that allows it to borrow up to $30.0 million based on a percentage of eligible accounts receivable and inventory. Borrowings under the revolving line of credit bear interest at the lender's prime rate plus 1.0%. Also, the Company has a term loan facility with the lender, which allows it to continually borrow up to $1.0 million. Outstanding borrowings under the term loan facility were $0.8 million and $0.0 million at March 31, 1997 and 1998, respectively. The Company intends to enter into a new credit facility in the second half of 1998, which will replace the existing revolving line of credit and term loan facility. The Company does not expect to incur material costs in connection with entering into a new credit facility.

         In November 1997, the Company borrowed $11.25 million from Ambra, Inc. to finance the acquisition of certain BOSS-Registration Mark- trademark rights. This obligation is evidenced by a secured limited recourse promissory note which matures on December 31, 2007 (the "Note"). The Note bears interest at 10.0% per annum, payable quarterly; principal is payable in full upon maturity of the Note.

         The Company extends credit to its customers. Accordingly, the Company may have significant risk in collecting accounts receivable from its customers. The Company has credit policies and procedures which it uses to minimize exposure to credit losses. The Company's collection personnel regularly contact customers with receivable balances outstanding beyond 30 days to expedite collection. If these collection efforts are unsuccessful, the Company may discontinue merchandise shipments until the outstanding balance is paid. Ultimately, the Company may engage an outside collection organization to collect past due accounts. Timely contact with customers by collection personnel has been effective in reducing credit losses to an immaterial amount. In the first quarter of 1997 and 1998, the Company's credit losses were $0.2 and $0.3 million, respectively. In each of these periods, the Company's actual credit losses as a percentage of net sales has been less than three-quarters of one percent.

         The Company believes that current levels of cash and cash equivalents ($9.2 million at March 31, 1998) together with cash from operations and existing credit facilities, will be sufficient to meet its capital requirements for the next 12 months.

Seasonality

         The Company's business is impacted by the general seasonal trends that are characteristic of the apparel and retail industries. In the Company's segment of the apparel industry, sales are generally higher in the first and third quarters. Historically, the Company has taken greater markdowns in the second and fourth quarters. The Company generally receives orders for its products three to five months prior to the time the products are delivered to stores. As of March 31, 1998, the Company had unfilled orders of approximately $32 million, compared to approximately $57 million of such orders as of March 31, 1997. The backlog of orders at any given time is affected by a number of factors, including seasonality, weather conditions, scheduling of manufacturing and shipment of products. As the timing of the shipment of products may vary from year to year, the results for any particular quarter may not be indicative of the results for the full year.

Impact of Recent Accounting Pronouncements

         In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123"). SFAS 123 will begin to affect the Company in fiscal 1998 with the granting of stock options to employees under the 1997 Omnibus Stock Plan. The Company will adopt only the disclosure provisions of SFAS 123 and account for stock-based compensation using the intrinsic value method set forth in APB opinion 25.

         In June 1997, the Financial Accounting Standards Board issued two new disclosure standards. The Company's results of operations and financial position will be unaffected by implementation of these new standards.

         Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

         Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of a Business Enterprise" ("SFAS 131"), establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

         Both SFAS 130 and SFAS 131 are effective for financial statements for periods beginning after December 15, 1997 and require comparative information for earlier years to be restated. Management believes that impact, if any, would not be material to the financial statement disclosures. Results of operations and financial position, however, will be unaffected by implementation of these standards.

         In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132, "Employers Disclosures about Pensions and Other Postretirement Benefits" ("SFAS 132"). SFAS 132 revised employers' disclosures about pension and other postretirement benefit plans but does not change measurement or recognition of those plans. Also, SFAS 132 requires additional information on changes in the benefit obligations and fair values of plan assets. Presently, the Company does not offer postretirement benefits. Adoption of SFAS 132 will not have an effect on reported financial and operating results.

                           PART II - OTHER INFORMATION

Item 6.              Exhibits and Reports on Form 8-K.

       (a)           Exhibits.

                     Exhibit 10.31 Beverly Hills Polo Club Exclusive Domestic License Agreement (Boys) dated April 24, 1998.

       (b)           Reports on Form 8-K.

                     None

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        I.C. ISAACS & COMPANY, INC.



                                        By:  /s/ Robert J. Arnot
                                             --------------------------
                                             Robert J. Arnot
                                             Chairman of the Board and
                                             Co-Chief Executive Officer

Dated: May 15, 1998


      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


         Name                                      Capacity                       Date
         ----                                      --------                       ----
  /s/ Robert J. Arnot                       Chairman of the Board,             May 15, 1998
-----------------------------               Co-Chief Executive Officer
Robert J. Arnot                             and Director (Principal
                                            (Executive Officer)

 /s/ Eugene C. Wielepski                    Vice President and                 May 15, 1998
-------------------------------             Chief Financial Officer and
Eugene C. Wielepski                         Director (Principal Financial
                                            and Accounting Officer)