Form 10-Q
period 1998-06-30
IC ISAACS & CO INC
filed 1998-08-12
CIK 1041179

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

(MARK ONE)

  /X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998.
                                       OR

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                        COMMISSION FILE NUMBER: 0-23379

                            ------------------------

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

                                      NONE
                    (Former name, former address and former
                   fiscal year--if changed since last report)

                            ------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    As of June 30, 1998, 8,274,500 shares of common stock ("Common Stock") of the Registrant were outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         PART I--FINANCIAL INFORMATION
                          I.C. ISAACS & COMPANY, INC.
                          CONSOLIDATED BALANCE SHEETS

ITEM 1. FINANCIAL STATEMENTS.

                                                                                     DECEMBER 31,     JUNE 30,
                                                                                         1997           1998
                                                                                     -------------  -------------
ASSETS
Current
  Cash, including temporary investments of $6,512,455 and $4,888,000...............  $   7,422,067  $   4,098,267
  Accounts receivable, less allowance for doubtful accounts of $1,185,000 and
    $1,025,000.....................................................................     23,020,077     21,310,818
  Inventories (Note 1).............................................................     23,936,226     27,927,574
  Refundable income taxes (Note 4).................................................       --            1,803,634
  Prepaid expenses and other.......................................................      1,768,792      1,780,914
                                                                                     -------------  -------------
      Total current assets.........................................................     56,147,162     56,921,207
Property, plant and equipment, at cost, less accumulated depreciation and
  amortization.....................................................................      2,678,688      3,511,429
Trademark, less accumulated amortization of $187,500 and $750,000
  (Note 7).........................................................................     11,062,500     10,500,000
Goodwill, less accumulated amortization of $863,505 and $896,625...................      1,788,595      1,755,475
Deferred income taxes (Note 4).....................................................      1,505,000      1,505,000
Other assets (Note 7)..............................................................        260,776      1,099,987
                                                                                     -------------  -------------
                                                                                     $  73,442,721  $  75,293,098
                                                                                     -------------  -------------
                                                                                     -------------  -------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current
Current maturities of revolving line of credit (Note 2)............................  $    --        $     817,544
Current maturities of capital lease obligations....................................        172,515        180,781
Accounts payable...................................................................      6,967,488      5,683,265
Accrued expenses and other current liabilities (Note 3)............................      1,979,364      2,310,810
Accrued compensation...............................................................        235,309        228,442
Income taxes payable (Note 4)......................................................        156,000       --
                                                                                     -------------  -------------
      Total current liabilities....................................................      9,510,676      9,220,842
                                                                                     -------------  -------------
Long-term debt
Note payable.......................................................................     11,250,000     11,250,000
Capital lease obligations..........................................................        186,122         91,598
                                                                                     -------------  -------------
      Total long-term debt.........................................................  $  11,436,122  $  11,341,598
                                                                                     -------------  -------------
Commitments and Contingencies (Note 7)
Stockholders' Equity (Notes 5 and 6)
Preferred stock; $.0001 par value; 5,000,000 shares authorized, none outstanding...       --             --
Common stock; $.0001 par value; 50,000,000 shares authorized, 7,824,699 and
  8,344,699 shares issued; 7,800,000 and 8,274,500 shares outstanding..............            782            834
Additional paid-in capital.........................................................     34,120,190     38,894,998
Retained earnings..................................................................     18,389,819     16,010,907
Treasury stock, at cost (24,699 and 70,199 shares).................................        (14,868)      (176,081)
                                                                                     -------------  -------------
      Total stockholders' equity...................................................     52,495,923     54,730,658
                                                                                     -------------  -------------
                                                                                     $  73,442,721  $  75,293,098
                                                                                     -------------  -------------
                                                                                     -------------  -------------

          See accompanying notes to consolidated financial statements.

                          I.C. ISAACS & COMPANY, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                                                      THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                                      ----------------------------  ----------------------------
                                                          1997           1998           1997           1998
                                                      -------------  -------------  -------------  -------------
Net Sales...........................................  $  38,397,753  $  26,834,405  $  77,709,554  $  61,105,285
Cost of Sales.......................................     26,022,471     20,766,194     52,020,970     44,329,785
                                                      -------------  -------------  -------------  -------------
Gross profit........................................     12,375,282      6,068,211     25,688,584     16,775,500
                                                      -------------  -------------  -------------  -------------
Operating Expenses
  Selling...........................................      4,057,820      4,338,970      7,978,747      8,665,054
  License fees (Note 7).............................      1,814,943      1,455,446      3,651,325      3,237,488
  Distribution and shipping.........................        927,477        952,622      1,977,534      2,022,467
  General and administrative........................      1,606,906      2,801,473      3,375,974      4,943,689
  Recovery of legal fees............................       --             --             (117,435)      --
  Provision for plant closing (Note 7)..............       --             --             --              226,326
                                                      -------------  -------------  -------------  -------------
      Total operating expenses......................      8,407,146      9,548,511     16,866,145     19,095,024
                                                      -------------  -------------  -------------  -------------
Operating Income (Loss).............................      3,968,136     (3,480,300)     8,822,439     (2,319,524)
                                                      -------------  -------------  -------------  -------------
Other Income (Expense)
  Interest, net of interest income of $4,315,
    $16,045, $98,838 and $232,174...................       (538,372)      (304,390)      (922,251)      (543,804)
  Other, net........................................         13,313         17,709         22,198        330,147
                                                      -------------  -------------  -------------  -------------
Total other income (expense)........................       (525,059)      (286,681)      (900,053)      (213,657)
                                                      -------------  -------------  -------------  -------------
Income (loss) before minority interest and income
  taxes.............................................      3,443,077     (3,766,981)     7,922,386     (2,533,181)
Minority interest...................................        (34,155)      --              (79,267)      --
                                                      -------------  -------------  -------------  -------------
Income (loss) before income taxes...................      3,408,922     (3,766,981)     7,843,119     (2,533,181)
Income tax benefit..................................       --              660,000       --              154,000
                                                      -------------  -------------  -------------  -------------
Net Income (Loss)...................................  $   3,408,922  $  (3,106,981) $   7,843,119  $  (2,379,181)
                                                      -------------  -------------  -------------  -------------
                                                      -------------  -------------  -------------  -------------

Basic and diluted earnings (loss) per share.........  $        0.85  $       (0.37) $        1.96  $       (0.29)
Weighted average shares outstanding.................      4,000,000      8,314,522      4,000,000      8,256,914
                                                      -------------  -------------  -------------  -------------
                                                      -------------  -------------  -------------  -------------
Proforma financial information:
  Income before income taxes, as presented..........  $   3,408,922  $    --        $   7,843,119  $    --
  Pro forma provision for income taxes..............      1,398,000       --            3,216,000       --
                                                      -------------  -------------  -------------  -------------
  Pro forma net income..............................  $   2,010,922  $    --        $   4,627,119  $    --
                                                      -------------  -------------  -------------  -------------
                                                      -------------  -------------  -------------  -------------
  Pro forma basic and diluted earnings per share....  $        0.41  $    --        $        0.94  $    --
  Weighted average shares outstanding...............      4,930,000       --            4,930,000       --
                                                      -------------  -------------  -------------  -------------
                                                      -------------  -------------  -------------  -------------

          See accompanying notes to consolidated financial statements.

                          I.C. ISAACS & COMPANY, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       SIX MONTHS ENDED JUNE 30,
                                                                                      ----------------------------
                                                                                          1997           1998
                                                                                      -------------  -------------
Operating Activities
  Net income (loss).................................................................  $   7,843,119  $  (2,379,181)
  Adjustments to reconcile net income to net cash provided by operating activities
    Provision for doubtful accounts.................................................        553,895        707,571
    Write off of accounts receivable................................................       (513,895)      (867,571)
    Provision for sales returns and discounts.......................................      4,790,896      3,339,011
    Sales returns and discounts.....................................................     (5,190,096)    (3,446,011)
    Depreciation and amortization...................................................        495,669      1,114,917
    Minority interest...............................................................         79,267       --
    Other...........................................................................        150,450         23,269
    (Increase) decrease in assets
      Accounts receivable...........................................................     (8,678,424)     1,953,259
      Inventories...................................................................     (7,916,239)    (3,991,348)
      Refundable income taxes.......................................................       --           (1,803,634)
      Prepaid expenses and other....................................................       (239,044)       (12,122)
      Other assets..................................................................       --             (315,708)
    Increase (decrease) in liabilities
      Accounts payable..............................................................      1,102,730     (1,284,223)
      Accrued expenses and other current liabilities................................         46,972        331,446
      Accrued compensation..........................................................        575,331         (6,867)
      Income taxes payable..........................................................       --             (156,000)
                                                                                      -------------  -------------
Cash used in operating activities...................................................     (6,899,369)    (6,793,192)
                                                                                      -------------  -------------
Investing Activities
  Capital expenditures..............................................................       (639,609)    (1,275,541)
  Acquisition of Girbaud license....................................................       --             (600,000)
                                                                                      -------------  -------------
Cash used in investing activities...................................................       (639,609)    (1,875,541)
                                                                                      -------------  -------------
Financing Activities
  Checks issued against future deposits.............................................      1,026,469       --
  Issuance of common stock..........................................................       --            4,774,860
  Stockholder distributions.........................................................     (4,370,089)      --
  Principal proceeds from debt......................................................     11,779,587        817,544
  Principal payments on debt........................................................       (223,836)       (86,258)
  Deferred financing costs..........................................................       (108,298)      --
  Purchase of treasury stock........................................................       --             (161,213)
                                                                                      -------------  -------------
Cash provided by financing activities...............................................      8,103,833      5,344,933
                                                                                      -------------  -------------
Increase (decrease) in cash and cash equivalents....................................        564,855     (3,323,800)
Cash and Cash Equivalents, at beginning of period...................................        938,799      7,422,067
                                                                                      -------------  -------------
Cash and Cash Equivalents, at end of period.........................................  $   1,503,654  $   4,098,267
                                                                                      -------------  -------------
                                                                                      -------------  -------------

          See accompanying notes to consolidated financial statements.

                          I.C. ISAACS & COMPANY, INC.

                         SUMMARY OF ACCOUNTING POLICIES

BASIS OF PRESENTATION

    The consolidated financial statements include the accounts of I. C. Isaacs & Company, Inc. ("ICI"), I.C. Isaacs Europe, S.L. ("Isaacs Europe"), I.C. Isaacs & Company, L.P. (the "Partnership"), Isaacs Design, Inc. ("Design") and I. C. Isaacs Far East (collectively, the "Company"). ICI operates as the general partner of the Partnership and has a 99.0% ownership interest. The limited partner, with a 1.0% ownership interest was an individual. The Company accounted for the limited partner's ownership interest as a minority interest in the accompanying consolidated financial statements. In connection with the initial public offering of its common stock, ICI purchased the limited partnership interest, at book value, from the limited partner. The Company established Isaacs Europe in July 1996 as the exclusive licensee of Beverly Hills Polo Club-Registered Trademark- sportswear in Europe. Isaacs Europe did not have any significant revenue or expenses in 1997 or 1998. All intercompany balances and transactions have been eliminated. Also, ICI terminated its Subchapter S corporation status on December 22, 1997, and became subject to federal, state and local income taxes.

BUSINESS DESCRIPTION

    The Company, which operates in one business segment, designs, manufactures and markets full lines of sportswear for young men, women and boys under the BOSS-Registered Trademark- brand in the United States and Puerto Rico and for men and women under the Beverly Hills Polo Club-Registered Trademark- brand in the United States, Puerto Rico and Europe. In May 1998, the Company entered into an exclusive license agreement to manufacture and market boys sportswear under the Beverly Hills Polo Club-Registered Trademark- brand in the United States and Puerto Rico. The Company intends to begin marketing boys sportswear under the Beverly Hills Polo Club-Registered Trademark- brand in the first half of 1999. In February 1998, the Company began offering collections of men's sportswear under the Girbaud-Registered Trademark- brand in the United States and Puerto Rico. The Company began marketing women's sportswear under the Girbaud-Registered Trademark- brand in the second quarter of 1998 for delivery during the 1998 holiday season. The Company also manufactures and markets women's sportswear under various other Company-owned brand names as well as under third-party private labels.

INTERIM FINANCIAL INFORMATION

    In the opinion of management, the interim financial information as of June 30, 1998 and for the six months ended June 30, 1997 and 1998 contains all adjustments,consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods. Results for interim periods are not necessarily indicative of results to be expected for an entire year.

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

                          I.C. ISAACS & COMPANY, INC.

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

CONCENTRATION OF CREDIT RISK

    Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of trade accounts receivable. The Company's customer base is not concentrated in any specific geographic region, but is concentrated in the retail industry. For the six months ended June 30, 1997 and 1998 sales to one customer were 13% and 21%, respectively. The significant customer was the same during both periods. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. The Company's actual credit losses as a percentage of net sales have been less than 1.4%.

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

EARNINGS PER SHARE

    Pro forma earnings per share for the period ended June 30, 1997 are based on pro forma net income and the weighted average number of shares of common stock outstanding (4,000,000) adjusted to include the number of shares (930,000) sold by the Company which would be necessary to fund the distribution of $9.3 million of previously earned but undistributed Subchapter S corporation earnings.

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

                          I.C. ISAACS & COMPANY, INC.

RECENT ACCOUNTING PRONOUNCEMENTS

    In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 will begin to affect the Company in fiscal 1998 if it grants stock options in accordance with the 1997 Omnibus Stock Plan. The Company will adopt only the disclosure provisions of SFAS 123 and account for stock-based compensation using the intrinsic value method set forth in APB Opinion 25.

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

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair market value. Under certain circumstances, a portion of the derivative's gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into income when the transaction affects earnings. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. Presently, the Company does not use derivative instruments either in hedging activities or as investments. Accordingly, the Company believes that adoption of SFAS 133 will have no impact on its financial position or results of operations.

                          I.C. ISAACS & COMPANY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. INVENTORIES

    Inventories consist of the following:

                                                                 DECEMBER 31,     JUNE 30,
                                                                     1997           1998
                                                                 -------------  -------------
Raw Materials..................................................  $   4,742,653  $   4,321,046
Work-in-process................................................      1,864,569      2,177,257
Finished Goods.................................................     17,329,004     21,429,271
                                                                 -------------  -------------
                                                                 $  23,936,226  $  27,927,574
                                                                 -------------  -------------
                                                                 -------------  -------------

2. LONG-TERM DEBT

    In May 1998, the Company amended the revolving line of credit and letter of credit agreement. The amended agreement provides that the Company may borrow up to 85%, formerly 80%, of the net eligible accounts receivable and a portion of imported inventory, as defined in the financing agreement. Borrowings under the revolving line of credit may not exceed $30.0 million including outstanding letters of credit which are limited to $12.0 million, formerly $8.0 million, and bear interest at the lender's prime rate of interest less 0.25%. The amended agreement expires on June 30, 1999.

3. ACCRUED EXPENSES

    Accrued expenses consist of the following:

                                                                   DECEMBER 31,    JUNE 30,
                                                                       1997          1998
                                                                   ------------  ------------
Royalties........................................................   $  901,925   $  1,246,387
Accrued professional fees........................................      150,000         66,000
Payable to salesmen..............................................      127,634        125,900
Reserve for plant closing........................................       --             28,011
Payroll tax withholdings.........................................      139,214        233,986
Customer credit balances.........................................      240,530        217,900
Property taxes...................................................      136,700         79,839
Accrued interest.................................................      174,401        191,353
Other............................................................      108,960        121,434
                                                                   ------------  ------------
                                                                    $1,979,364   $  2,310,810
                                                                   ------------  ------------
                                                                   ------------  ------------

4. INCOME TAXES

    The Company recorded an income tax benefit in the quarter ended June 30, 1998 to reflect partial reversal of the income tax provision recorded in the quarter ended March 31, 1998 and to recognize a tax benefit for the carryback of net operating losses to recover income taxes paid during 1997. The Company does not expect to record any additional provision or benefit for income taxes during the third or fourth quarters of 1998.

                          I.C. ISAACS & COMPANY, INC.

5. STOCKHOLDERS' EQUITY

    In June 1998, the Company's Board of Directors authorized a stock repurchase program. Under this program the Company may repurchase up to $3.0 million of its common stock. As of June 30, 1998, the Company had purchased 45,500 shares at a cost of $161,213. Subsequent to June 30, 1998 the Company repurchased 377,500 shares at a cost of $1,065,749.

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

7. COMMITMENTS AND CONTINGENCIES

    In November 1997 and as further amended in March 1998, the Company entered into an exclusive license agreement with Girbaud Design, Inc. and its affiliate to manufacture and market men's jeanswear, casual wear, outerwear and active influenced sportswear under the Girbaud-Registered Trademark- brand and certain related trademarks in the United States, Puerto Rico and the U.S. Virgin Islands. The agreement has an initial term of two years and may be extended at the option of the Company for up to a total of ten years. Under the agreement the Company is required to make payments to the licensor in an amount equal to 6.25% of net sales of regular licensed merchandise and 3.0% of certain irregular and closeout licensed merchandise. Payments are subject to guaranteed minimum annual royalties as follows:

1998............................................................  $1,200,000
1999............................................................  $1,500,000

    Beginning with the first quarter of 1998, the Company became obligated to pay the greater of actual royalties earned or the minimum guaranteed royalties for that year. The Company is required to spend at least $350,000 in advertising for the men's Girbaud-Registered Trademark- brand in 1998 and $500,000 each year thereafter while the agreement is in effect.

    In March 1998, the Company entered into an exclusive license agreement with Girbaud Design, Inc. and its affiliate to manufacture and market women's jeanswear, casual wear and active influenced sportswear under the Girbaud-Registered Trademark- brand and certain related trademarks in the United States, Puerto Rico and the U.S. Virgin Islands. The agreement has an initial term of two years and may be extended at the option of the Company for up to a total of ten years. The Company paid an initial license fee of $600,000. Under the agreement, the Company is required to make payments to the licensor in an amount equal to 6.25% of net sales of regular licensed merchandise and 3.0% of certain irregular and closeout licensed merchandise. Payments are subject to guaranteed minimum annual royalties as follows:

1999..............................................................  $ 700,000
2000..............................................................  $ 800,000

    Beginning with the first quarter of 1999, the Company is obligated to pay the greater of actual royalties earned or the minimum guaranteed royalties for that year. The Company is required to spend at least $550,000 in advertising for the women's Girbaud-Registered Trademark- brand in 1998 and $400,000 each year thereafter

                          I.C. ISAACS & COMPANY, INC.

7. COMMITMENTS AND CONTINGENCIES (CONTINUED) while the agreement is in effect. In addition, while the agreement is in effect the Company is required to pay $190,000 per year to the licensor for advertising and promotional expenditures related to the Girbaud-Registered Trademark- brand.

    In May 1998, the Company entered into a license agreement with BHPC Marketing, Inc., to manufacture and market boys knitted and woven shirts, cotton pants, jeanswear, shorts, swimwear and outerwear under the Beverly Hills Polo Club-Registered Trademark- brand in the United States and Puerto Rico. The initial term of the agreement is three years, commencing January 1, 1999, with renewal options for a total of six years. Under the agreement the Company is required to make payments to the licensor in an amount equal to 5.0% of net sales. Payments are subject to guaranteed minimum annual royalties as follows:

1999..............................................................  $  50,000
2000..............................................................  $  75,000
2001..............................................................  $ 100,000

    In February 1998, the Company announced that it intended to close its Newton, Mississippi manufacturing facility. This closure will occur during the second quarter of 1998, resulting in a charge of $226,326 against earnings in the first quarter of 1998. The closure occurred during the second quarter of 1998. The production in this facility, the majority of which is jeans, was transferred to third party independent contractor facilities in Mexico where the Company currently has jeans manufactured. The actual expenses incurred were not significantly different from the reserve provided at March 31, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

IMPORTANT INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

    This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Those statements include indications regarding the intent, belief or current expectations of the Company and its management. Such statements are subject to a variety of risks and uncertainties, many of which are beyond the Company's control, which could cause actual results to differ materially from those contemplated in such forward-looking statements, including in particular the risks and uncertainties described under "Risk Factors" in the Company's Prospectus which include, among other things, (i) changes in the marketplace for the Company's products, including customer tastes, (ii) the introduction of new products or pricing changes by the Company's competitors, (iii) changes in the economy, and (iv) termination of one or more of its agreements for use of the BOSS-Registered Trademark-, Beverly Hills Polo Club-Registered Trademark- and Girbaud-Registered Trademark- brand names and images in the manufacture and sale of the Company's products. Existing and prospective investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to update or revise the information contained in this Quarterly Report on Form 10-Q, whether as a result of new information, future events or circumstances or otherwise.

RESULTS OF OPERATIONS

    The following tables set forth, for the periods indicated, the Company's net sales categorized by brand and product category and the percentage relationship to net sales of certain items in the Company's consolidated financial statements for the periods indicated:

                                                     THREE MONTHS ENDED     SIX MONTHS ENDED
                                                          JUNE 30,              JUNE 30,
                                                    --------------------  --------------------
                                                      1997       1998       1997       1998
                                                    ---------  ---------  ---------  ---------

                                                                  (IN THOUSANDS)
MEN'S (1)
  BOSS Bottoms....................................  $  14,821  $   8,338  $  29,075  $  17,782
  BOSS Tops.......................................      8,561      7,763     19,447     19,686
  BOSS Boys.......................................      3,872      3,631      6,771      6,838
  Men's BHPC......................................      5,144      3,159     11,822      8,174
  Girbaud Men's...................................     --            802     --            802
  Men's Other.....................................         23         27         50         50
                                                    ---------  ---------  ---------  ---------
    Men's net sales...............................     32,422     23,720     67,165     53,333
                                                    ---------  ---------  ---------  ---------
WOMEN'S (1)
  BOSS Juniors....................................      1,227        891      1,954      1,953
  Women's BHPC....................................        454        171        819        404
  Women's Other (2)...............................      4,296      2,052      7,772      5,415
                                                    ---------  ---------  ---------  ---------
    Women's net sales.............................      5,976      3,115     10,545      7,772
                                                    ---------  ---------  ---------  ---------
      Total net sales.............................  $  38,398  $  26,834  $  77,709  $  61,105
                                                    ---------  ---------  ---------  ---------
                                                    ---------  ---------  ---------  ---------

------------------------

(1) The net sales totals incorporate product returns allocated in proportion to gross sales.

(2) Includes Company-owned brands and third-party private labels.

                                                                                    SIX MONTHS
                                                                                      ENDED
                                                                                     JUNE 30
                                                                               --------------------
                                                                                 1997       1998
                                                                               ---------  ---------
Net sales....................................................................      100.0%     100.0%
Cost of sales................................................................       66.9       72.5
                                                                               ---------  ---------
Gross profit.................................................................       33.1       27.5
Selling expenses.............................................................       10.3       14.2
License fees.................................................................        4.7        5.3
Distribution and shipping expenses...........................................        2.5        3.3
General and administrative expenses..........................................        4.2        8.5
                                                                               ---------  ---------
Operating income.............................................................       11.4%      (3.8)%
                                                                               ---------  ---------
                                                                               ---------  ---------

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997

    NET SALES.

    Net sales decreased 30.1% to $26.8 million in the three months ended June 30, 1998 from $38.4 million in the three months ended June 30, 1997. The decrease was primarily due to increased competition compounded by the delay in the introduction of the Fall 1998 men's lines. Net sales of BOSS-Registered Trademark- sportswear decreased $7.9 million or 27.6% to $20.6 million due to the impact of increased competition and the delay in merchandise introduction. Net sales of the BOSS tops segment were $7.8 million in the three months ended June 30, 1998 compared to $8.6 million for the three months ended June 30, 1997. Net sales of Beverly Hills Polo Club-Registered Trademark-sportswear decreased $2.3 million or 40.5% to $3.3 million due to lower demand for men's bottoms and tops. The delay in introducing the Fall 1998 men's lines also adversely impacted sales of Beverly Hills Polo Club sportswear. The Company believes the delay in introduction will continue to adversely impact sales and overall profitability in the third quarter of 1998. Net sales for the new Girbaud-Registered Trademark- sportswear were $0.8 million for the three months ended June 30, 1998. The Company began to recognize revenue from shipments of Girbaud men's sportswear in the second quarter of 1998. The Company will begin to ship Girbaud sportswear for women in the third quarter of 1998. The Company's private label sales decreased 51.9% to $2.1 million for the three months ended June 30, 1998. In May 1998, the Company entered into an exclusive license agreement to manufacture and market boys sportswear under the Beverly Hills Polo Club brand in the United States and Puerto Rico. The Company intends to begin marketing boys sportswear under the Beverly Hills Polo Club brand in the first half of 1999.

    GROSS PROFIT.

    Gross profit decreased 60.0% to $6.1 million in the three months ended June 30, 1998. Gross profit as a percentage of net sales decreased from 32.2% to 22.6% over the same period. The decrease in gross profit was primarily due to the reduction in net sales coupled with excess capacity at its manufacturing facilities due to the reduction in customer orders. Generally, the Company manufactures goods based on orders. Consequently, a decline in the level of customer orders increases overhead allocated to goods manufactured and generates a lower gross profit on such goods. In addition, to reduce inventory levels, a significant amount of sales were made at lower gross profit margins. The decline in gross profit was partially offset by the continued shift of production of denim bottoms from the United States to Mexico to take advantage of lower labor and overhead costs.

    SELLING, DISTRIBUTION, GENERAL AND ADMINISTRATIVE EXPENSES.

    Selling, distribution, general and administrative expenses ("SG&A") increased 22.8% to $8.1 million in the three months ended June 30, 1998 from $6.6 million in the three months ended June 30, 1997. As a percentage of net sales, SG&A expenses increased to 26.0% from 17.0% over the same period due to lower net sale, higher advertising expenditures and higher costs of merchandise samples offset somewhat by lower commissions to the Company's salespersons. Advertising expenditures increased $0.6 million to $1.5 million as the Company continued to focus on enhancing the identity and image of its brands through increased media exposure. Also, the Company is required to spend $0.9 million in advertising for the women's and men's Girbaud brands in 1998. Distribution and shipping expenses remained essentially unchanged at $0.9 million over the same period. The Company experienced a reduction in overtime wages due to decreased additional temporary labor at its warehouse facility. General and administrative expenses increased $1.2 million to $2.8 million due to amortization expense related to the BOSS trademark acquired in November 1997, salary increases for existing employees and costs associated with the hiring of new management.

    LICENSE FEES.

    License fees decreased $0.3 million to $1.5 million in the three months ended June 30, 1998 from $1.8 million in the three months ended June 30, 1997. As a percentage of net sales, license fees increased from 4.7% to 5.4%. The decrease in license fees was not in proportion to the decrease in net sales due to higher royalty rates, at the current level of net sales, under new BOSS foreign rights agreement executed in November 1997 and minimum royalties of $100,000 per month paid under the Girbaud men's license agreement, which commenced in January 1998.

    OPERATING INCOME (LOSS).

    Operating income (loss) decreased 187.7% to ($3.5) million in the three months ended June 30, 1998 from $4.0 million in the three months ended June 30, 1997. The decline was due to lower sales and gross profit and to a lesser extent an increase in operating expenses.

    INTEREST EXPENSE.

    Interest expense decreased $0.2 million to $0.3 million in the three months ended June 30, 1998. Borrowings under the line of credit have been insignificant in the three months ended June 30,1998. However, the Company incurred interest expense related to the $11.25 million note payable associated with its purchase of the BOSS trademark in November 1997. This expense of $0.3 million was partially offset by interest income of $0.1 million earned on available cash. The Company invests its excess cash in short-term investments.

    INCOME TAXES.

    The Company recorded an income tax benefit in the three months ended June 30,1998 to recognize a tax benefit for the carryback of net operating losses to recover income taxes paid during 1997, and estimated tax payments made in the first three months of 1998. The Company does not expect to record any additional provision or benefit for income taxes during the final two quarters of 1998. Prior to its initial public offering, the Company's earnings were not subject to federal, state and local taxes since it elected to be treated as a Subchapter S Corporation. The Company terminated its Subchapter S Corporation status in December 1997.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

    NET SALES.

    Net sales decreased 21.4% to $61.1 million in the six months ended June 30, 1998 from $77.7 million in the six months ended June 30, 1997. The decrease was primarily due to increased competition coupled by the delay in the introduction of the Fall men's lines. Net sales of BOSS sportswear decreased $11.0 million or 19.5% to $46.3 million due to continued softness in the men's jean segment plus the impact of increased competition and the delay in merchandise introduction. Net sales of the BOSS tops segment were $19.7 million in the six months ended June 30, 1998 compared to $19.5 million for the six months ended June 30, 1997. Net sales of Beverly Hills Polo Club sportswear decreased $4.1 million or 32.1% to $8.6 million due to lower demand for men's bottoms and tops. The delay in introducing the fall 1998 product lines also adversely impacted sales of Beverly Hills Polo Club sportswear. The Company believes the delay in introduction will continue to adversely impact sales and overall productivity in the third quarter of 1998. Net sales for the new Girbaud sportswear were $0.8 million for the six months ended June 30, 1998. The Company began to recognize revenue from shipments of Girbaud men's sportswear in the second quarter of 1998. The Company will begin to ship Girbaud sportswear for women in the third quarter of 1998. The Company's private label sales decreased 30.0% to $5.5 million for the six months ended June 30, 1998. In May 1998, the Company entered into an exclusive license agreement to manufacture and market boys sportswear under the Beverly Hills Polo Club brand in the United States and Puerto Rico. The Company intends to begin marketing boys sportswear under the Beverly Hills Polo Club brand in the first half of 1999.

    GROSS PROFIT.

    Gross profit decreased 34.7% to $16.8 million in the six months ended June 30, 1998. Gross profit as a percentage of net sales decreased from 33.1% to 27.5% over the same period. The decrease in gross profit was primarily due to the reduction in net sales coupled with excess capacity at its manufacturing facilities due to the reduction in customer orders. Generally, the Company manufactures goods based on orders. Consequently, a decline in the level of customer orders increases overhead allocated to goods manufactured and generates a lower gross profit on such goods. In addition, to reduce inventory levels, a significant amount of sales were made at lower gross profit margins. The decline in gross profit was partially offset by the continued shift of production of denim bottoms from the United States to Mexico to take advantage of lower labor and overhead costs.

    SELLING, DISTRIBUTION, GENERAL AND ADMINISTRATIVE EXPENSES.

    SG&A increased 17.2% to $15.6 million in the six months ended June 30, 1998 from $13.3 million in the six months ended June 30, 1997. As a percentage of net sales, SG&A expenses increased to 25.6% from 17.2% over the same period due to lower net sales, higher advertising expenditures and higher costs of merchandise samples offset somewhat by lower commissions to the Company's salespersons. Advertising expenditures increased $0.8 million to $2.6 million as the Company continued to focus on enhancing the identity and image of its brands through increased media exposure. Also, the Company is required to spend $0.9 million in advertising for the women's and men's Girbaud brands in 1998. Distribution and shipping expenses remained essentially unchanged at $2.0 million over the same period. The Company experienced a reduction in overtime wages due to decreased additional temporary labor at its warehouse facility. General and administrative expenses increased $1.9 million to $4.9 million due to amortization expense related to the BOSS trademark acquired in November 1997, a $0.2 million loss provision for estimated costs associated with closing the Newton, Mississippi manufacturing facility, salary increases for existing employee and costs associated with the hiring of new management. The loss provision relates primarily to severance pay for employees.

    LICENSE FEES.

    License fees decreased $0.5 million to $3.2 million in the six months ended June 30, 1998 from $3.7 million in the six months ended June 30, 1997. As a percentage of net sales, license fees increased from 4.7% to 5.3%. The decrease in license fees was not in proportion to the decrease in net sales due to higher royalty rates, at the current level of net sales, under the BOSS foreign rights agreement executed in November 1997 and minimum royalties of $100,000 per month paid under the Girbaud men's license agreement, which commenced in January 1998.

    OPERATING INCOME (LOSS).

    Operating income (loss) decreased 126.1% to ($2.3) million in the six months ended June 30, 1998 from $8.8 million in the six months ended June 30, 1997. The decline was due to lower sales and gross profit and to a lesser extent an increase in operating expenses.

    INTEREST EXPENSE.

    Interest expense decreased $0.2 million to $0.8 million in the six months ended June 30, 1998. The Company repaid its asset-based line of credit with a portion of the proceeds of its initial public offering completed in December 1997. Borrowings under the line of credit has been insignificant in the first six months of 1998. However, the Company incurred interest expense related to the $11.25 million note payable associated with its purchase of the BOSS trademark in November 1997. This expense of $.6 million was partially offset by interest income of $0.2 million earned on available cash. The Company invests its excess cash in short-term investments.

    OTHER INCOME.

    The Company recognized $0.3 million of income in the six months ended June 30, 1998 related to a refund of excess premiums paid on its employee health insurance plan. There was no comparable refund in 1997.

    INCOME TAXES.

    The Company recorded an income tax benefit in the first six months of 1998 to recognize a tax benefit for the carryback of net operating losses to recover income taxes paid during 1997, and estimated tax payments made in the first three months of 1998. The Company does not expect to record any additional provision or benefit for income taxes during the final two quarters of 1998. Prior to its initial public offering, the Company's earnings were not subject to federal, state and local taxes since it elected to be treated as a Subchapter S Corporation. The Company terminated its Subchapter S Corporation status in December 1997.

LIQUIDITY AND CAPITAL RESOURCES

    The Company has relied primarily on internally generated funds, trade credit and asset based borrowings to finance its operations and expansion. The Company's capital requirements primarily result from working capital needed to support increases in inventory and accounts receivable. The Company's working capital improved significantly during the first six months of 1998 compared to the first six months of 1997, primarily due to receipt and utilization of the net proceeds from its initial public offering in December 1997 and the exercise of the over-allotment option in January 1998. As of June 30, 1998, the Company had cash, including temporary investments of $4.1 million and working capital of $47.7 million compared to $1.5 and $19.4 million, respectively as of June 30, 1997.

    OPERATING CASH FLOW.

    Cash used by operations totaled $6.8 million for the first six months of 1998 due to increases in inventories and refundable income taxes and a decrease in accounts payable. These increases were partially offset by the decrease in accounts receivable. Cash used for investing activities for the first six months of 1998 totaled $1.9 million and was used primarily to purchase the land and initiate architectural work related to construction of a new additional distribution center in Milford, Delaware, as well as the purchase of machinery for the Company's factories and upgrading computer equipment to help ensure year 2000 compliance. In addition, the Company paid an initial fee of $0.6 million for the women's Girbaud license. Cash provided by financing activities totaled $5.3 million for the first six months of 1998, resulting primarily from the exercise of the over-allotment option on its initial public offering in January 1998.

    Inventory increased $4.0 million from December 31, 1997 to June 30, 1998, compared to an increase of $8.7 million from December 31, 1996 to June 30, 1997. The increase in 1998 was due to the buildup of finished goods because of the decline in net sales of BOSS men's and Beverly Hills Polo Club sportswear coupled with the $1.0 million in Girbaud inventory recently manufactured but not yet sold. Accounts receivable decreased due to the decline in net sales.

    The increase in refundable income taxes results from the expected return of estimated income taxes paid in the first quarter of 1998 and a refund of income taxes paid in 1997. The refunds result from the planned carryback of net operating losses to 1997.

    Capital expenditures were $1.3 million for the first six months of 1998 compared to $.6 million for the first six months of 1997. The Company's capital expenditures were primarily for the purchase of land and architectural fees related to construction of a new distribution center in Milford, Delaware as well as the purchase of machinery for the Company's factories and upgrading computer equipment to help ensure year 2000 compliance. In the second quarter of 1998, the Company decided to delay the construction of the distribution center in Milford, Delaware. Construction is scheduled to begin in the second half of 1999 and should be completed in 2000. The Company expects to spend up to $0.5 million to upgrade its computer software programs to ensure year 2000 compliance. The Company expects conversion of its primary software programs to be completed in November 1998 with testing to follow in early 1999. The Company purchased new versions of the two secondary software programs which have been updated for year 2000 compliance. The Company has expensed all consulting fees related to the year 2000 conversion. The Company does not currently have commitments for any other capital expenditures in 1998. However, as part of the Company's expanded relationship with Girbaud, the Company is required to open a Girbaud flagship store in Manhattan, New York City, with a target selling space of no less than approximately 7,800 square feet by October 15, 1999. The Company intends to lease the required space for the store. Currently, the Company is still searching for a suitable site and cannot determine the amount of capital expenditures that may be required to appropriately fixture the store or, if it ultimately decided to do so, to construct the store. The Company does not expect to make any significant expenditures related to the Girbaud store in 1998. In addition, in March 1998 the Company paid an initial license fee of $0.6 million for the women's Girbaud license.

    In second quarter of 1998, the Company closed its Newton, Mississippi manufacturing facility. This closure resulted in a charge of $0.2 million against earnings for the period ended June 30, 1998. The production in this facility, the majority of which is jeans, was transferred to third party independent contractors facilities in Mexico where the Company currently has jeans manufactured. The Company anticipates annual cost savings in the range of $0.3 million to $0.6 million after the transfer of production to Mexico as a result of lower labor and overhead costs. The actual expenses incurred were not significantly different than the reserve provided by the Company in the first quarter of 1998.

    CREDIT FACILITIES.

    In May 1998, the Company amended the revolving line of credit and letter of credit agreement with Congress Financial Corporation. The amended agreement provides that the Company may borrow up to 85%, formerly 80%, of the net eligible accounts receivable and a portion of imported inventory, as defined in the financing agreement. Borrowings under the revolving line of credit may not exceed $30.0 million (unchanged from the previous agreement) including outstanding letters of credit which are limited to $12.0 million, formerly $8.0 million, and bear interest at the lender's prime rate of interest less .25%. The amended agreement expires on June 30, 1999. As of June 30, 1998, the Company had $0.8 million in outstanding borrowings under its revolving line of credit and term loan facility compared to $18.0 million as of June 30, 1997.

    In November 1997, the Company borrowed $11.25 million from Ambra, Inc. to finance the acquisition of certain BOSS trademark rights. This obligation is evidenced by a secured limited recourse promissory note which matures on December 31, 2007 (the "Note"). The Note bears interest at 10.0% per annum, payable quarterly; principal is payable in full upon maturity of the Note.

    The Company extends credit to its customers. Accordingly, the Company may have significant risk in collecting accounts receivable from its customers. The Company has credit policies and procedures which it uses to minimize exposure to credit losses. The Company's collection personnel regularly contact customers with receivable balances outstanding beyond 30 days to expedite collection. If these collection efforts are unsuccessful, the Company may discontinue merchandise shipments until the outstanding balance is paid. Ultimately, the Company may engage an outside collection organization to collect past due accounts. Timely contact with customers by collection personnel has been effective in reducing credit losses to an immaterial amount. For the six months ended June 30, 1997 and 1998, the Company's credit losses were $0.6 and $0.9, respectively. The Company's actual credit losses as a percentage of net sales were 0.7% and 1.4% respectively.

    The Company believes that current levels of cash and cash equivalents ($4.1 million at June 30, 1998) together with cash from operations and existing credit facilities, will be sufficient to meet its capital requirements for the next 12 months.

SEASONALITY

    The Company's business is impacted by the general seasonal trends that are characteristic of the apparel and retail industries. In the Company's segment of the apparel industry, sales are generally higher in the first and third quarters. Historically, the Company has taken greater markdowns in the second and fourth quarters. The Company generally receives orders for its products three to five months prior to the time the products are delivered to stores. As of June 30, 1998, the Company had unfilled orders of approximately $41 million, compared to approximately $60 million of such orders as of June 30, 1997. The backlog of orders at any given time is affected by a number of factors, including seasonality, weather conditions, scheduling of manufacturing and shipment of products. As the timing of the shipment of products may vary from year to year, the results for any particular quarter may not be indicative of the results for the full year.

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

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting For Derivative Instruments" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair market value. Under certain circumstances, a portion of the derivative's gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into income when the transaction affects earnings. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. Presently, the Company does not use derivative instruments either in hedging activities or as investments. Accordingly, the Company believes that adoption of SFAS 133 will have no impact on its financial position or results of operations.

                           PART II--OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

    (a) Exhibits.

    Exhibit 10.32 Amendment No. 1 dated June 18, 1998 to Girbaud Trademark and
                  Technical

                  Assistance Agreement for Women's Collection

    Exhibit 10.33 Fourteenth Amendment to Financing Agreement dated July 31,
1997

    Exhibit 10.34 Fifteenth Amendment to Financing Agreements dated May 1, 1998

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

Dated: August 12, 1998

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             NAME                        CAPACITY                   DATE
------------------------------  ---------------------------  -------------------
                                Chairman of the Board,
     /s/ ROBERT J. ARNOT          Co-Chief Executive
------------------------------    Officer                      August 12, 1998
       Robert J. Arnot            and Director (Principal
                                  Executive Officer)

                                Vice President and Chief
   /s/ EUGENE C. WIELEPSKI        Financial Officer and
------------------------------    Director (Principal          August 12, 1998
     Eugene C. Wielepski          Financial and Accounting
                                  Officer)