Form 10-Q
period 1998-09-30
IC ISAACS & CO INC
filed 1998-11-17
CIK 1041179

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998.
                                       OR

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

                            ------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    As of September 30, 1998, 7,282,200 shares of common stock ("Common Stock") of the Registrant were outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         PART I--FINANCIAL INFORMATION
                          I.C. ISAACS & COMPANY, INC.
                          CONSOLIDATED BALANCE SHEETS

ITEM 1. FINANCIAL STATEMENTS.

                                                                                     DECEMBER 31,   SEPTEMBER 30,
                                                                                         1997           1998
                                                                                     -------------  -------------
ASSETS
Current
  Cash, including temporary investments of $6,512,455 and $712,000.................  $   7,422,067  $   1,538,945
  Accounts receivable, less allowance for doubtful accounts of $1,185,000 and
    $1,350,000.....................................................................     23,020,077     23,240,726
  Inventories (Note 1).............................................................     23,936,226     26,656,582
  Refundable income taxes (Note 4).................................................       --            1,694,703
  Prepaid expenses and other.......................................................      1,768,792      2,623,484
                                                                                     -------------  -------------
      Total current assets.........................................................     56,147,162     55,754,440
Property, plant and equipment, at cost, less accumulated depreciation and
  amortization.....................................................................      2,678,688      3,388,419
Trademark, less accumulated amortization of $187,500 and $1,031,250
  (Note 7).........................................................................     11,062,500     10,218,750
Goodwill, less accumulated amortization of $863,505 and $1,348,126.................      1,788,595      1,303,915
Deferred income taxes (Note 4).....................................................      1,505,000      1,505,000
Other assets.......................................................................        260,776        768,223
                                                                                     -------------  -------------
                                                                                     $  73,442,721  $  72,938,747
                                                                                     -------------  -------------
                                                                                     -------------  -------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current
Checks issued against future deposits..............................................  $    --        $   1,748,008
Current maturities of revolving line of credit (Note 2)............................       --            3,314,359
Current maturities of capital lease obligations....................................        172,515        182,619
Accounts payable...................................................................      6,967,488      5,984,744
Accrued expenses and other current liabilities (Note 3)............................      1,979,364      2,451,042
Accrued compensation...............................................................        235,309        255,596
Income taxes payable (Note 4)......................................................        156,000       --
                                                                                     -------------  -------------
      Total current liabilities....................................................      9,510,676     13,936,368
                                                                                     -------------  -------------
Long-term debt
Note payable.......................................................................     11,250,000     11,250,000
Capital lease obligations..........................................................        186,122         46,632
                                                                                     -------------  -------------
      Total long-term debt.........................................................  $  11,436,122  $  11,296,632
                                                                                     -------------  -------------
Commitments and Contingencies (Note 7)
Stockholders' Equity (Notes 5 and 6)
Preferred stock; $.0001 par value; 5,000,000 shares authorized, none outstanding...       --             --
Common stock; $.0001 par value; 50,000,000 shares authorized, 7,824,699 and
  8,344,699 shares issued; 7,800,000 and 7,282,200 shares outstanding..............            782            834
Additional paid-in capital.........................................................     34,120,190     38,924,998
Retained earnings..................................................................     18,389,819     11,239,945
Treasury stock, at cost (24,699 and 1,062,499 shares)..............................        (14,868)    (2,460,030)
                                                                                     -------------  -------------
      Total stockholders' equity...................................................     52,495,923     47,705,747
                                                                                     -------------  -------------
                                                                                     $  73,442,721  $  72,938,747
                                                                                     -------------  -------------
                                                                                     -------------  -------------

          See accompanying notes to consolidated financial statements.

                          I.C. ISAACS & COMPANY, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                                                     THREE MONTHS ENDED SEPTEMBER        NINE MONTHS ENDED
                                                                 30,                       SEPTEMBER 30,
                                                     ----------------------------  -----------------------------
                                                         1997           1998            1997           1998
                                                     -------------  -------------  --------------  -------------
Net Sales..........................................  $  49,536,995  $  32,890,127  $  127,246,549  $  93,995,412
Cost of Sales......................................     33,655,600     26,969,140      85,676,570     71,298,925
                                                     -------------  -------------  --------------  -------------
Gross profit.......................................     15,881,395      5,920,987      41,569,979     22,696,487
                                                     -------------  -------------  --------------  -------------
Operating Expenses
  Selling..........................................      4,174,980      4,725,073      12,153,727     13,390,127
  License fees (Note 7)............................      2,275,639      1,735,999       5,926,964      4,973,487
  Distribution and shipping........................      1,246,156      1,000,318       3,223,690      3,022,785
  General and administrative.......................      1,993,755      2,672,428       5,369,729      7,616,117
  Recovery of legal fees...........................       --             --              (117,435)      --
  Provision for plant closing (Note 7).............       --             --              --              226,326
                                                     -------------  -------------  --------------  -------------
      Total operating expenses.....................      9,690,530     10,133,818      26,556,675     29,228,842
                                                     -------------  -------------  --------------  -------------
Operating Income (Loss)............................      6,190,865     (4,212,831)     15,013,304     (6,532,355)
                                                     -------------  -------------  --------------  -------------
Other Income (Expense)
  Interest, net....................................       (696,947)      (489,198)     (1,619,198)    (1,033,002)
  Other, net.......................................          6,074        (68,663)         28,272        261,484
                                                     -------------  -------------  --------------  -------------
Total other income (expense).......................       (690,873)      (557,861)     (1,590,926)      (771,518)
                                                     -------------  -------------  --------------  -------------
Income (loss) before minority interest and income
  taxes............................................      5,499,992     (4,770,692)     13,422,378     (7,303,873)
Minority interest..................................        (54,959)      --              (134,226)      --
                                                     -------------  -------------  --------------  -------------
Income (loss) before income taxes..................      5,445,033     (4,770,692)     13,288,152     (7,303,873)
Income tax benefit.................................       --             --              --              154,000
                                                     -------------  -------------  --------------  -------------
Net Income (Loss)..................................  $   5,445,033  $  (4,770,692) $   13,288,152  $  (7,149,873)
                                                     -------------  -------------  --------------  -------------
                                                     -------------  -------------  --------------  -------------

Basic and diluted earnings (loss) per share........  $        1.36  $       (0.62) $         3.32  $       (0.88)
Weighted average shares outstanding................      4,000,000      7,733,214       4,000,000      8,080,994
                                                     -------------  -------------  --------------  -------------
                                                     -------------  -------------  --------------  -------------
Proforma financial information:
  Income before income taxes, as presented.........  $   5,445,033  $    --        $   13,288,152  $    --
  Pro forma provision for income taxes.............      2,232,000       --             5,448,000       --
                                                     -------------  -------------  --------------  -------------
  Pro forma net income.............................  $   3,213,033  $    --        $    7,840,152  $    --
                                                     -------------  -------------  --------------  -------------
                                                     -------------  -------------  --------------  -------------
  Pro forma basic and diluted earnings per share...  $        0.65  $    --        $         1.59  $    --
  Weighted average shares outstanding..............      4,930,000       --             4,930,000       --
                                                     -------------  -------------  --------------  -------------
                                                     -------------  -------------  --------------  -------------

          See accompanying notes to consolidated financial statements.

                          I.C. ISAACS & COMPANY, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                          NINE MONTHS ENDED
                                                                                            SEPTEMBER 30,
                                                                                    ------------------------------
                                                                                         1997            1998
                                                                                    --------------  --------------
Operating Activities
  Net income (loss)...............................................................  $   13,288,152  $   (7,149,873)
  Adjustments to reconcile net income to net cash provided by operating activities
    Provision for doubtful accounts...............................................       1,251,425       1,229,952
    Write off of accounts receivable..............................................        (791,425)     (1,064,952)
    Provision for sales returns and discounts.....................................       8,122,576       4,509,674
    Sales returns and discounts...................................................      (8,529,067)     (4,549,674)
    Depreciation and amortization.................................................         759,513       2,099,021
    Minority interest.............................................................         134,226        --
    Compensation expense on stock options.........................................        --                30,000
    Other.........................................................................         174,150          (2,506)
    (Increase) decrease in assets
      Accounts receivable.........................................................     (16,582,108)       (343,144)
      Inventories.................................................................      (8,435,026)     (2,720,356)
      Refundable income taxes.....................................................        --            (1,694,703)
      Prepaid expenses and other..................................................        (335,082)       (854,692)
      Other assets................................................................         (43,624)        (12,705)
    Increase (decrease) in liabilities
      Accounts payable............................................................         (83,214)       (982,744)
      Accrued expenses and other current liabilities..............................       1,467,020         471,678
      Accrued compensation........................................................         132,799          20,287
      Income taxes payable........................................................        --              (156,000)
                                                                                    --------------  --------------
Cash used in operating activities.................................................      (9,469,685)    (11,170,737)
                                                                                    --------------  --------------
Investing Activities
  Capital expenditures............................................................        (780,495)     (1,375,064)
  Acquisition of Girbaud license..................................................        --              (600,000)
                                                                                    --------------  --------------
Cash used in investing activities.................................................        (780,495)     (1,975,064)
                                                                                    --------------  --------------
Financing Activities
  Checks issued against future deposits...........................................       2,182,744       1,748,008
  Issuance of common stock........................................................        --             4,774,860
  Stockholder distributions.......................................................      (6,498,629)       --
  Principal proceeds from debt....................................................      15,968,866       3,314,359
  Principal payments on debt......................................................        (328,030)       (129,386)
  Deferred financing costs........................................................        (521,035)       --
  Purchase of treasury stock......................................................        --            (2,445,162)
                                                                                    --------------  --------------
Cash provided by financing activities.............................................      10,803,916       7,262,679
                                                                                    --------------  --------------
Increase (decrease) in cash and cash equivalents..................................         553,736      (5,883,122)
Cash and Cash Equivalents, at beginning of period.................................         938,799       7,422,067
                                                                                    --------------  --------------
Cash and Cash Equivalents, at end of period.......................................  $    1,492,535  $    1,538,945
                                                                                    --------------  --------------
                                                                                    --------------  --------------

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

INTERIM FINANCIAL INFORMATION

    In the opinion of management, the interim financial information as of September 30, 1998 and for the nine months ended September 30, 1997 and 1998 contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods. Results for interim periods are not necessarily indicative of results to be expected for an entire year.

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

                          I.C. ISAACS & COMPANY, INC.

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

CONCENTRATION OF CREDIT RISK

    Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of trade accounts receivable. The Company's customer base is not concentrated in any specific geographic region, but is concentrated in the retail industry. For the nine months ended September 30, 1997 and 1998, sales to one customer were 14.6% and 25.1%, respectively. The significant customer was the same during both periods. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

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

GOODWILL

    The Company has recorded goodwill based on the excess of purchase price over net assets acquired. The Company analyzes the operating income of the women's Company-owned and private label lines in relation to the goodwill amortization on a quarterly basis for evidence of impairment. During the third quarter, management determined that the reduction in sales had significantly impacted the operating income of the women's Company-owned and private label lines and that an impairment of the goodwill has occurred. In response, management has recorded a one-time write down of $435,000 and has reduced the life of the goodwill 40 years to 20 years. Effective October 1, 1998, the remaining goodwill will be amortized over 63 months. Management will continue to analyze the profitability of the women's private label lines on a quarterly basis for any additional impairment.

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

EARNINGS PER SHARE

    Pro forma earnings per share for the period ended September 30, 1997 are based on pro forma net income and the weighted average number of shares of common stock outstanding (4,000,000) adjusted to include the number of shares (930,000) sold by the Company which would be necessary to fund the distribution of $9.3 million of previously earned but undistributed Subchapter S corporation earnings.

                          I.C. ISAACS & COMPANY, INC.

    In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128"). SFAS 128 provides a different method of calculating earnings per share than is currently used in APB Opinion 15. SFAS 128 provides for the calculation of basic and diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to existing fully diluted earnings per share. As required by the policies of the Securities and Exchange Commission, the Company treated the shares sold to fund the S Corporation Distribution as outstanding prior to the initial public offering completed in December 1997. There is no difference in basic and diluted earnings per share.

RECENT ACCOUNTING PRONOUNCEMENTS

    In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 will begin to affect the Company in fiscal 1998 with the granting of stock options to employees and director's under the 1997 Omnibus Stock Plan. The Company will adopt only the disclosure provisions of SFAS 123 and account for stock-based compensation using the intrinsic value method set forth in APB Opinion 25. The Company recorded compensation expense in September 1998 related to stock options granted to non-employee directors.

    Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company adopted SFAS 130 during the first quarter of 1998 and has no items of comprehensive income to report.

    In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132, "Employers Disclosures about Pensions and Other Postretirement Benefits" ("SFAS 132"). SFAS 132 revised employers' disclosures about pension and other postretirement benefit plans but does not change measurement or recognition of those plans. Also, SFAS 132 requires additional information on changes in the benefit obligations and fair values of plan assets. Presently, the Company does not offer postretirement benefits. Adoption of SFAS 132 will not have an effect on reported financial and operating results. The Company will provide the required additional information in the financial statements for the year ending December 31, 1998.

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair market value. Under certain circumstances, a portion of the derivative's gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into income when the transaction affects earnings. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. The Company will be required to adopt SFAS 133 by January 1, 2000. Presently, the Company does not use derivative instruments either in hedging activities or as investments. Accordingly, the Company believes that adoption of SFAS 133 will have no material impact on its financial position or results of operations.

                          I.C. ISAACS & COMPANY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. INVENTORIES

    Inventories consist of the following:

                                                                 DECEMBER 31,   SEPTEMBER 30,
                                                                     1997           1998
                                                                 -------------  -------------
Raw Materials..................................................  $   4,742,653  $   4,560,545
Work-in-process................................................      1,864,569      2,228,358
Finished Goods.................................................     17,329,004     19,867,679
                                                                 -------------  -------------
                                                                 $  23,936,226  $  26,656,582
                                                                 -------------  -------------
                                                                 -------------  -------------

2. LONG-TERM DEBT

    In May 1998, the Company amended the revolving line of credit and letter of credit agreement. The amended agreement provides that the Company may borrow up to 85.0%, formerly 80.0%, of the net eligible accounts receivable and a portion of imported inventory, as defined in the financing agreement. Borrowings under the revolving line of credit may not exceed $30.0 million including outstanding letters of credit which are limited to $12.0 million, formerly $8.0 million, and bear interest at the lender's prime rate of interest less 0.25%. The amended agreement expires on June 30, 1999.

3. ACCRUED EXPENSES

    Accrued expenses consist of the following:

                                                                  DECEMBER 31,  SEPTEMBER 30,
                                                                      1997          1998
                                                                  ------------  -------------
Royalties.......................................................   $  901,925    $ 1,423,880
Accrued professional fees.......................................      150,000         50,000
Payable to salesmen.............................................      127,634        110,820
Payroll tax withholdings........................................      139,214        176,910
Customer credit balances........................................      240,530        150,336
Property taxes..................................................      136,700        128,938
Accrued interest................................................      174,401        192,124
Other...........................................................      108,960        218,034
                                                                  ------------  -------------
                                                                   $1,979,364    $ 2,451,042
                                                                  ------------  -------------
                                                                  ------------  -------------

4. INCOME TAXES

    The Company recorded an income tax benefit in the quarter ended June 30, 1998 to reflect partial reversal of the income tax provision recorded in the quarter ended March 31, 1998 and to recognize a tax benefit for the carryback of net operating losses to recover income taxes paid during 1997. The Company does not expect to record any additional provision or benefit for income taxes during the fourth quarter of 1998.

5. STOCKHOLDERS' EQUITY

    In June 1998, the Company's Board of Directors authorized a stock repurchase program. Under this program the Company may repurchase up to $4.0 million of its common stock. As of September 30, 1998, the Company had purchased 1,037,800 shares at a cost of $2,445,162.

6. STOCK OPTIONS

    In May 1997, ICI adopted the 1997 Omnibus Stock Plan. Under the 1997 Omnibus Stock Plan, ICI may grant qualified and nonqualified stock options, stock appreciation rights, restricted stock or performance awards, payable in cash or shares of common stock, to selected employees. The 1997 Omnibus Stock Plan will be administered by the Board of Directors. The Company has reserved 500,000 shares of common

                          I.C. ISAACS & COMPANY, INC.

6. STOCK OPTIONS (CONTINUED)
stock for issuance under the 1997 Omnibus Stock Plan. In August 1998 the Company granted options to purchase 351,000 shares of the Company's common stock at an exercise price of $2.125 per share. The shares will become fully vested on the second anniversary of the grant date.

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

    Beginning with the first quarter of 1999, the Company is obligated to pay the greater of actual royalties earned or the minimum guaranteed royalties for that year. The Company is required to spend at least $550,000 in advertising for the women's Girbaud-Registered Trademark- brand in 1998 and $400,000 each year thereafter while the agreement is in effect. In addition, while the agreement is in effect the Company is required to pay $190,000 per year to the licensor for advertising and promotional expenditures related to the Girbaud-Registered Trademark- brand.

    In May 1998, the Company entered into a license agreement with BHPC Marketing, Inc., to manufacture and market boy's knitted and woven shirts, cotton pants, jeanswear, shorts, swimwear and outerwear under the Beverly Hills Polo Club-Registered Trademark- brand in the United States and Puerto Rico. The initial term of the agreement is three years, commencing January 1, 1999, with renewal options for a total of six years. Under the agreement the Company is required to make payments to the licensor in an amount equal to 5.0% of net sales. Payments are subject to guaranteed minimum annual royalties as follows:

1999..............................................................  $  50,000
2000..............................................................  $  75,000
2001..............................................................  $ 100,000

    In November 1998, the Company announced that it intends to close its Carthage, Mississippi manufacturing facility which will result in a charge of approximately $300,000 against earnings in the fourth quarter of 1998. A portion of the production in this facility, the majority of which is ladies pants under the Company's private label, will be transferred to the remaining Company-owned plant in Raleigh, Missippi, as well as to independent contractor facilities in Mexico.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

IMPORTANT INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

    This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Those statements include indications regarding the intent, belief or current expectations of the Company and its management, including indications regarding the strength of upcoming collections, statements regarding anticipated cost savings and disclosures regarding the Company's year 2000 readiness, expenditures and plans. Such statements are subject to a variety of risks and uncertainties, many of which are beyond the Company's control, which could cause actual results to differ materially from those contemplated in such forward-looking statements, including in particular the risks and uncertainties described under "Risk Factors" in the Company's Prospectus which include, among other things, (i) changes in the marketplace for the Company's products, including customer tastes, (ii) the introduction of new products or pricing changes by the Company's competitors, (iii) changes in the economy, and (iv) termination of one or more of its agreements for use of the BOSS-Registered Trademark-, Beverly Hills Polo Club-Registered Trademark- and Girbaud-Registered Trademark- brand names and images in the manufacture and sale of the Company's products. Existing and prospective investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to update or revise the information contained in this Quarterly Report on Form 10-Q, whether as a result of new information, future events or circumstances or otherwise.

RESTRUCTURING PLAN

    The Company has experienced increased competition in 1998 from a number of competitors, including the Tommy Jeans division of Tommy Hilfiger and the Polo Jeans division of Polo Ralph Lauren, at both the department store and specialty store channels of distribution. The Company believes that both Tommy Jeans and Polo Jeans have undertaken strategies that include massive consumer advertising, and the addition of sales efforts directed at specialty stores as a way to expand distribution. Other brands such as DKNY and Nautica have recently improved the jeanswear segments of their product lines. In addition, a number of new companies have emerged with competing products targeted at the urban young men's market. The Company has taken a series of steps to address this increasingly competitive environment for young men's jeanswear. First, the Company has positioned and merchandized its Girbaud-Registered Trademark- line of sportswear to offer jeanswear and sportswear products that are distinctive from a styling perspective. Second, the Company has restructured and expanded its BOSS young men's merchandising staff in an effort to develop product lines that are consistent with market trends and to present such lines to the market in a timely manner. In addition, the Company is implementing a restructuring plan designed to focus resources on the product lines with the greatest profit potential, in conjunction with significant expense reductions. In addition to the $1.1 million charge taken during the third quarter, the Company expects to take an additional charge of approximately $0.3 million in the fourth quarter relating to the closing of the Company's Carthage, Mississippi plant. The Company anticipates annual costs savings in the range of approximately $3 million to $4 million as a result of the restructuring. Key elements of the plan are as follows:

        - The Company will drastically reduce or eliminate product lines that are not currently profitable or do not have near-term profit potential. As a result of these initiatives, the Company's focus will be streamlined towards BOSS young men's, juniors and boy's, Beverly Hills Polo Club men's and boy's and Girbaud men's and women's sportswear lines.

           - With the exception of continuing its basic jeans and pants models for sale to major chain stores and catalogs, the Company will discontinue production of women's sportswear manufactured under its own brand names and under third party private labels. This initiative is consistent with the Company's overall shift towards brand-driven products. Net sales of women's Company-owned brands and third party private label lines totaled $2.2 million for the three months ended September 30, 1998.

           - The Company will discontinue its line of women's sportswear manufactured under the Beverly Hills Polo Club label in the U.S. and Europe and focus its energy on designing and marketing its Beverly Hills Polo Club men's and boy's collections. Net sales of Beverly Hills Polo Club women's sportswear totaled $0.5 million for the three months ended September 30, 1998.

           - In addition to eliminating its Beverly Hills Polo Club women's line, the Company will significantly reduce and modify its European men's line under the Beverly Hills Polo Club label. In January and February 1999, the Company will present a collection designed to be reflective of current trends in the European marketplace.

           - Going forward, the BOSS juniors line will be substantially reduced and will be more focused on core price point products with greater volume potential, such as jeans and tee-shirts. Net sales of BOSS juniors sportswear totaled $1.5 million for the three months ended September 30, 1998.

        - The Company has substantially cut the number of styles and SKUs offered in its continuing branded sportswear lines to reduce product development costs, selling expenses and inventory exposure.

        - The Company's Carthage, Mississippi manufacturing plant--which is largely responsible for the production of women's pants and jeans--will be closed by the end of January. A portion of the production in this facility will be transferred to the remaining Company-owned plant in Raleigh, Mississippi, as well as to independent contractors in Mexico. The Company estimates annual cost savings of between $0.4 million to $0.7 million as a result of this closure.

        - The Company's advertising budget will be reduced to reflect the decrease in lines and more dollars will be allocated towards special events and point-of-sale advertising and promotions. The Company believes that this type of exposure provides the greatest benefit for its expenditures. There will be no reduction in the advertising budget to support growth of the Girbaud brand which includes a full print campaign including bill boards and buses.

RESULTS OF OPERATIONS

    The following tables set forth, for the periods indicated, the Company's net sales categorized by brand and product category and the percentage relationship to net sales of certain items in the Company's consolidated financial statements for the periods indicated:

                                                    THREE MONTHS ENDED     NINE MONTHS ENDED
                                                      SEPTEMBER 30,          SEPTEMBER 30,
                                                   --------------------  ---------------------
                                                     1997       1998        1997       1998
                                                   ---------  ---------  ----------  ---------

                                                                 (IN THOUSANDS)
MEN'S (1)
  BOSS Bottoms...................................  $  13,209  $   9,762  $   42,284  $ $27,544
  BOSS Tops......................................     18,050      8,720      37,497     28,406
  BOSS Boys......................................      4,062      4,870      10,833     11,708
  Men's BHPC.....................................      7,762      3,698      19,584     11,873
  Girbaud Men's..................................     --          1,613      --          2,415
  Men's Other....................................         33         40          83         90
                                                   ---------  ---------  ----------  ---------
    Men's net sales..............................     43,116     28,703     110,281     82,036
                                                   ---------  ---------  ----------  ---------
WOMEN'S (1)
  BOSS Juniors...................................      1,250      1,465       3,204      3,419
  Women's BHPC...................................        309        518       1,128        922
  Women's Other (2)..............................      4,862      2,204      12,634      7,618
                                                   ---------  ---------  ----------  ---------
    Women's net sales............................      6,421      4,187      16,966     11,959
                                                   ---------  ---------  ----------  ---------
      Total net sales............................  $  49,537  $  32,890  $  127,247  $  93,995
                                                   ---------  ---------  ----------  ---------
                                                   ---------  ---------  ----------  ---------

------------------------

(1) The net sales totals incorporate product returns allocated in proportion to gross sales.

(2) Includes Company-owned brands and third-party private labels.

                                                                                   NINE MONTHS
                                                                                      ENDED
                                                                                   SEPTEMBER 30
                                                                               --------------------
                                                                                 1997       1998
                                                                               ---------  ---------
Net sales....................................................................      100.0%     100.0%
Cost of sales................................................................       67.3       75.9
                                                                               ---------  ---------
Gross profit.................................................................       32.7       24.1
Selling expenses.............................................................        9.6       14.2
License fees.................................................................        4.7        5.3
Distribution and shipping expenses...........................................        2.5        3.2
General and administrative expenses..........................................        4.1        8.3
                                                                               ---------  ---------
Operating income.............................................................       11.8%      (6.9)%
                                                                               ---------  ---------
                                                                               ---------  ---------

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER
  30, 1997

    NET SALES.

    Net sales decreased 33.5% to $32.9 million in the three months ended September 30, 1998 from $49.5 million in the three months ended September 30, 1997. The decrease was primarily due to increased competition coupled with a softer retail market and compounded by the delay in the introduction of the Fall men's lines. Net sales of BOSS-Registered Trademark- sportswear decreased $11.8 million or 32.2% to $24.8 million due to increased competition and the delay in merchandise introduction. Net sales of the BOSS tops segment were $8.7 million in the three months ended September 30, 1998 versus $18.0 million for the three months ended September 30, 1997. Net sales of Beverly Hills Polo
Club-Registered Trademark- sportswear decreased $3.9 million or 48.1% to $4.2 million due to increased competition coupled with a softer retail market and compounded by the delay in the introduction of the Fall men's lines. The delay in introducing the Fall 1998 product lines also adversely impacted sales of Beverly Hills Polo Club sportswear.

    The reason for the delay in the introduction of the Fall 1998 men's line was that the creative quality of the styles which had been developed to present to the market were not, in the Company's judgment, consistent with current fashion trends in the market segment. Consequently, the Company delayed further presentation of the Fall 1998 men's line for several weeks while the line was reworked to add designs intended to better match market expectations. This delay contributed to reduced net sales of the Company's young men's sportwear. The Company does not expect the adverse impact of the delay in introduction of the Fall 1998 men's line to extend beyond December 1998. In addition, all of the Company's product lines for the Spring 1999 season have been presented to the market on schedule.

    Net sales for the new Girbaud sportswear were $1.6 million for the three months ended September 30, 1998. The Company began to recognize revenue from shipments of Girbaud men's sportswear in the second quarter of 1998. The Company will begin to ship Girbaud sportswear for women in the fourth quarter of 1998. Sales of Company-owned brands and third party private label sportswear decreased 55.1% to $2.2 million for the three months ended September 30, 1998. The decrease in net sales of Company-owned brands and third party private label sportswear was the result of the Company's decision to move to a more brand oriented, market-driven Company. In May 1998, the Company entered into an exclusive license agreement to manufacture and market boy's sportswear under the Beverly Hills Polo Club brand in the United States and Puerto Rico. The Company intends to begin shipping boy's sportswear under the Beverly Hills Polo Club brand in the first half of 1999.

    GROSS PROFIT.

    Gross profit decreased 62.9% to $5.9 million in the three months ended September 30, 1998 from $15.9 million in the three months ended September 30, 1997. Gross profit as a percentage of net sales decreased from 32.1% to 17.9% over the same period. The decrease in gross profit was primarily due to the reduction in net sales coupled with excess capacity at its manufacturing facilities due to the reduction in customer orders. In addition, the Company recorded an inventory valuation allowance of $2.3 million. The Company monitors inventory levels, by product category, weekly to help identify inventory shortages as well as excess inventory. Personnel look at recent sales data and order backlog to help identify slow moving inventory items. Further, the sales managers continually discuss product turnover and sales forecasts with sales personnel to aid in identifying product shortages and overages. Based on the information available, the Company believes the inventory valuation provision is appropriate at September 30, 1998.

    SELLING, DISTRIBUTION, GENERAL AND ADMINISTRATIVE EXPENSES.

    Selling, distribution, general and administrative expenses ("SG&A") increased 12.2% to $8.4 million in the three months ended September 30, 1998 from $7.4 million in the three months ended September 30, 1997. As a percentage of net sales, SG&A expenses increased to 25.3% from 14.9% over the same period due to higher advertising expenditures and costs of merchandise samples offset somewhat by lower commissions to the Company's salespersons. Advertising expenditures increased $0.9 million to $1.5 million as the Company continued to focus on enhancing the identity and image of its brands through increased media exposure. Also, the Company is required to spend $0.9 million in advertising for the women's and men's Girbaud brands in 1998. Distribution and shipping expenses decreased $0.2 million because of a reduction in personnel at its warehouse facility. General and administrative expenses increased $0.7 million to $2.7 million due to a one time write-off of Goodwill of $0.4 million as well as amortization of the BOSS trademark, professional fees and year 2000 consulting expenses of $0.3 million, $0.3 million and $0.2 million, respectively.

    LICENSE FEES.

    License fees decreased $0.6 million to $1.7 million in the three months ended September 30, 1998 from $2.3 million in the three months ended September 30, 1997. As a percentage of net sales, license fees increased from 4.6% to 5.2%. The decrease in license fees was not in proportion to the decrease in net sales due to the minimum royalties under the Girbaud men's license agreement.

    OPERATING INCOME (LOSS).

    Operating income (loss) decreased 168.0% to ($4.2) in the three months ended September 30, 1998 from $6.2 million in the three months ended September 30, 1997. The decline was due to lower sales and gross profit and to a lesser extent an increase in operating expenses.

    INTEREST EXPENSE.

    Interest expense decreased $0.3 million to $0.5 million in the three months ended June 30, 1998. The Company repaid its asset-based line of credit with a portion of the proceeds of its initial public offering completed in December 1997, but began to borrow significant amounts in the three months ended June 30, 1998. However, the Company incurred interest expense of $0.3 million related to the $11.25 million note payable associated with its purchase of the BOSS trademark in November 1997.

    INCOME TAXES.

    The Company did not record an income tax provision or benefit for the three months ended September 30, 1998 due to the net loss for the period. The Company provided a valuation allowance related to the deferred tax asset represented by the net operating losses due to the uncertainty surrounding the amount of taxable income to be generated in 1999.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30,
  1997

    NET SALES.

    Net sales decreased 26.1% to $94.0 million in the nine months ended September 30, 1998 from $127.2 million in the nine months ended September 30, 1997. The decrease was primarily due to increased competition coupled with a softer retail market and compounded by the delay in the introduction of the Fall men's lines. Net sales of BOSS sportswear decreased $22.7 million or 24.2% to $71.1 million due to continued softness in the men's jean segment plus the impact of increased competition and the delay in merchandise introduction. Net sales of the BOSS tops segment were $28.4 million in the nine months ended September 30, 1998 versus $37.5 million for the nine months ended September 30, 1997. Net sales of Beverly Hills Polo Club sportswear decreased $7.9 million or 38.2% to $12.8 million. The delay in introducing the Fall 1998 product lines also adversely impacted sales of Beverly Hills Polo Club sportswear. However, the spring 1999 collections of BOSS and Beverly Hills Polo Club were presented on time. While subsequent market response to both the BOSS and Beverly Hills Polo Club lines has been encouraging, the Company believes the delay in introduction of the Fall 1998 collections will continue to adversely impact sales and overall productivity in the fourth quarter of 1998. Net sales for the new Girbaud sportswear were $2.4 million for the nine months ended September 30, 1998. The Company began to recognize revenue from shipments of Girbaud men's sportswear in the second quarter of 1998. The Company will begin to ship Girbaud sportswear for women in the fourth quarter of 1998. The Company's private label sales decreased 39.4% to $7.7 million for the nine months ended June 30, 1998. In May 1998, the Company entered into an exclusive license agreement to manufacture and market boy's sportswear under the Beverly Hills Polo Club brand in the United States and Puerto Rico. The Company intends to begin shipping boy's sportswear under the Beverly Hills Polo Club brand in the first half of 1999.

    GROSS PROFIT.

    Gross profit decreased 45.4% to $22.7 million in the nine months ended September 30, 1998. Gross profit as a percentage of net sales decreased from 32.7% to 24.1% over the same period. The decrease in gross profit was primarily due to the reduction in net sales coupled with excess capacity at its manufacturing facilities due to the reduction in customer orders. In addition, to reduce inventory levels, a significant amount of sales were made to a mass retailer at gross profit margins significantly below the margins on goods that are sold to specialty stores. This adversely affected the overall gross margin. In addition, the Company recorded an inventory valuation allowance of $2.3 million. The Company monitors inventory levels, by product category, weekly to help identify inventory shortages as well as excess inventory. Personnel look at recent sales data and order backlog to help identify slow moving inventory items. Further, the sales managers continually discuss product turnover and sales forecasts with sales personnel to aid in identifying product shortages and overages. Based on the information available, the Company believes the inventory valuation provision is appropriate at September 30, 1998. The decline in gross profit was offset somewhat by the continued shift of production of denim bottoms from the United States to Mexico to take advantage of the lower labor and overhead.

    SELLING, DISTRIBUTION, GENERAL AND ADMINISTRATIVE EXPENSES.

    SG&A increased 18.0% to $24.3 million in the nine months ended September 30, 1998 from $20.6 million in the nine months ended September 30, 1997. As a percentage of net sales, SG&A expenses increased to 25.9% from 16.2% over the same period due to higher advertising expenditures and costs of merchandise samples offset somewhat by lower commissions to the Company's salespersons. Advertising expenditures increased $1.7 million to $4.1 million as the Company continued to focus on enhancing the identity and image of its brands through increased media exposure. Also, the Company is required to spend $0.9 million in advertising for the women's and men's Girbaud brands in 1998. Distribution and shipping expenses decreased $0.2 million because of a reduction in overtime wages, due to decreased additional temporary labor at its warehouse facility. General and Administrative expenses increased $2.5 million to $7.8 million due to amortization of the BOSS trademark, professional fees and year 2000 consulting expenses of $0.9 million, $0.4 million and $0.2 million, respectively, and a $0.2 million loss provision for estimated costs associated with closing the Newton, Mississippi manufacturing facility. The loss provision relates primarily to severance pay for employees.

    LICENSE FEES.

    License fees decreased $0.9 million to $5.0 million in the nine months ended September 30, 1998 from $5.9 million in the nine months ended September 30, 1997. As a percentage of net sales, license fees increased from 4.6% to 5.3%. The decrease in license fees was not in proportion to the decrease in net sales due to the minimum royalties under the Girbaud men's license agreement.

    OPERATING INCOME (LOSS).

    Operating income (loss) decreased 143.0% to ($6.5) million in the nine months ended September 30, 1998 from $15.0 million in the nine months ended September 30, 1997. The decline was due to lower sales and gross profit and to a lesser extent an increase in operating expenses.

    INTEREST EXPENSE.

    Interest expense decreased $0.6 million to $1.0 million in the nine months ended September 30, 1998. The Company repaid its asset-based line of credit with a portion of the proceeds of its initial public offering completed in December 1997. Borrowings under the line of credit has been insignificant in the first six months of 1998, however the Company began to borrow under the line of credit in the third quarter and incurred $0.1 million in interest expense. In addition, the Company incurred interest expense related to the $11.25 million note payable associated with its purchase of the BOSS trademark in November 1997. This expense of $0.8 million was offset somewhat by interest income of $0.2 million earned on available cash. The Company invests its excess cash in short-term investments.

    OTHER INCOME.

    The Company recognized $0.3 million of income in the nine months ended September 30, 1998 related to a refund of excess premiums paid on its employee health insurance plan. There was no comparable refund in 1997.

    INCOME TAXES.

    The Company recorded an income tax benefit of $.2 million in the first nine months of 1998 to recognize a tax benefit for the carryback of net operating losses to recover income taxes paid during 1997. The Company does not expect to record any additional provision or benefit for income taxes during the final quarter of 1998. The Company provided a valuation allowance related to the deferred tax asset represented by the net operating losses due to the uncertainty surrounding the amount of taxable income to be generated in 1999. Prior to its initial public offering, the Company's earnings were not subject to federal, state and local taxes since it elected to be treated as a Subchapter S Corporation. The Company terminated its Subchapter S Corporation status in December 1997.

LIQUIDITY AND CAPITAL RESOURCES

    The Company has relied primarily on internally generated funds, trade credit and asset based borrowings to finance its operations and expansion. The Company's capital requirements primarily result from working capital needed to support increases in inventory and accounts receivable. The Company's working capital improved significantly during the first nine months of 1998 compared to the first nine months of 1997, primarily due to receipt and utilization of the net proceeds from its initial public offering in December 1997 and the exercise of the over-allotment option in January 1998. As of September 30, 1998, the Company had cash, including temporary investments of $1.5 million and working capital of $41.9 million compared to $1.5 and $22.4 million, respectively as of September 30, 1997.

    OPERATING CASH FLOW.

    Cash used by operations totaled $11.2 million for the first nine months of 1998 due to increases in accounts receivable, inventories and refundable income taxes and a decrease in accounts payable offset somewhat by an increase in accrued expenses and other current liabilities. Cash used for investing activities for the first nine months of 1998 totaled $2.0 million and was used primarily to purchase the land and initiate architectural work related to construction of the new distribution center in Milford, Delaware, as well as the purchase of machinery for the Company's factories and upgrading computer equipment to help ensure year 2000 compliance. In addition, the Company paid an initial fee of $0.6 million for the women's Girbaud license. Cash provided by financing activities totaled $7.3 million for the first nine months of 1998, resulting primarily from the exercise of the over-allotment option on its initial public offering in January 1998 and borrowings under its revolving line of credit offset by the purchase of treasury stock.

    Inventory increased $2.7 million from December 31, 1997 to September 30, 1998, compared to $8.4 million from December 31, 1996 to September 30, 1997. The increase in 1998 is due to the buildup of finished goods because of the decline in sales of BOSS men's and Beverly Hills Polo Club sportswear as well as $1.8 million in inventory for the new Girbaud collection.

    The increase in refundable income taxes results from the expected return of estimated income taxes paid in the first quarter of 1998 and a refund of income taxes paid in 1997. The refunds will result from the proposed carryback of net operating losses to 1997 and the elimination of estimated tax payments due to net operating losses in 1998.

    Capital expenditures were $1.4 million for the first nine months of 1998 compared to $.8 million for the first nine months of 1997. The Company's capital expenditures were primarily for the purchase of land and architectural fees related to construction of the new distribution center in Milford, Delaware as well as the purchase of machinery for the Company's factories and upgrading computer equipment to help ensure year 2000 compliance. In the second quarter, the Company decided to delay the construction of the distribution center in Milford, Delaware and the new construction timetable has not been finalized. The Company does not intend to dispose of its current distribution center. The Company expects to spend up to $0.5 million to upgrade its computer software programs to ensure year 2000 compliance. The Company expects conversion of its primary software programs to be completed in November 1998 with testing to follow in early 1999. The Company purchased new versions of the two secondary software programs which have been updated for year 2000 compliance. The Company has expensed all consulting fees related to the year 2000 conversion. The Company does not currently have commitments for any other capital expenditures in 1998. However, as part of the Company's expanded relationship with Girbaud, in 1999 the Company intends to open a Girbaud flagship store in Manhattan, New York City. The Company intends to lease the required space for the store. Currently, the Company is still searching for a suitable site and cannot determine the amount of capital expenditures that may be required to appropriately fixture the store or, if it ultimately decided to do so, to construct the store. In addition in March 1998 the Company paid an initial license fee of $0.6 million for the women's Girbaud license.

    In the second quarter of 1998, the Company closed its Newton, Mississippi manufacturing facility. This closure resulted in a charge of $0.2 million against earnings for the period ended September 30, 1998. The production in this facility, the majority of which is jeans, was transferred to third party independent contractors facilities in Mexico where the Company currently has jeans manufactured. The Company anticipates annual cost savings in the range of $0.3 million to $0.6 million after the transfer of production to Mexico as result of lower labor and overhead costs. The actual expenses incurred were not significantly different than the reserve provided by the Company in the first quarter.

    In November 1998, the Company announced that it intends to close its Carthage, Mississippi manufacturing facility. This closure, which will occur in the first quarter of 1999, will result in a charge of $0.3 million against earnings in the fourth quarter of 1998. The production in this facility, the majority of which is ladies pants and jeans under the Company's private label, will be transferred to the remaining Company-owned plant in Raleigh, Mississippi, as well as to independent contractors in Mexico. The Company anticipates annual cost savings of between $0.4 million and $0.7 million after the transfer of production as a result of lower labor and overhead costs.

    As of September 30, 1998 the Company had $3.3 million in outstanding borrowings under its revolving line of credit and term loan facility compared to $23.0 million as of September 30, 1997.

    CREDIT FACILITIES.

    In May 1998, the Company amended the revolving line of credit and letter of credit agreement with Congress Financial Corporation. The amended agreement provides that the Company may borrow up to 85.0%, formerly 80.0%, of the net eligible accounts receivable and a portion of imported inventory, as defined in the financing agreement. Borrowings under the revolving line of credit may not exceed $30.0 million (unchanged from the previous agreement) including outstanding letters of credit which are limited to $12.0 million, formerly $8.0 million, and bear interest at the lender's prime rate of interest less 0.25%. The amended agreement expires on June 30, 1999.

    In November 1997, the Company borrowed $11.25 million from Ambra, Inc. to finance the acquisition of certain BOSS trademark rights. This obligation is evidenced by a secured limited recourse promissory note which matures on December 31, 2007 (the "Note"). The Note bears interest at 10.0% per annum, payable quarterly; principal is payable in full upon maturity of the note.

    The Company extends credit to its customers. The Company has credit policies and procedures which it uses to minimize exposure to credit losses. The Company's collection personnel regularly contact customers with receivable balances outstanding beyond 30 days to expedite collection. If these collection efforts are unsuccessful, the Company may discontinue merchandise shipments until the outstanding balance is paid. Ultimately, the Company may engage an outside collection organization to collect past due accounts. Timely contact with customers collection personnel has been effective in reducing credit losses to an immaterial amount. For the nine months ended September 30, 1997, and 1998, the Company's credit losses were $0.8 million and $1.1 million, respectively. The Company's actual credit losses as a percentage of net sales was 0.5% and 1.2% respectively.

    The Company believes that current levels of cash and cash equivalents ($1.5 million at September 30, 1998) together with cash from operations and existing credit facilities, will be sufficient to meet its capital requirements for the next 12 months.

YEAR 2000 COMPLIANCE AND EXPENDITURES

    The Company has determined that it will be required to modify or replace portions of its information technology systems, both hardware and software, so that they will properly recognize and utilize dates beyond December 31, 1999 (the "Year 2000 issue"). As a result, the Company has developed a plan to review and, as appropriate, modify or replace the software (and replace some hardware) in its computer systems. The Company presently believes that with modifications to existing software, conversions to new software and replacement of some hardware, the Year 2000 issue will be satisfactorily resolved in its own systems. The Company has established an internal auditing process to tract and verify the results of its plan and tests. Management believes the Company is currently on schedule to substantially complete the renovation, validation and implementation phases of its plan with respect to its mission-critical systems by January 1999. The Company is also working with key external parties with whom it has important financial and operational relationships, including banks, utilities and other vendors and third party payors, to assess the remediation efforts made by these parties with respect to their own systems and to determine the extent to which such systems are vulnerable to the Year 2000 issue. The Company has not yet received sufficient information from these parties about their remediation plans to predict the outcome of their efforts. The Company is also developing a contingency plan that is expected to address financial and operational problems that might arise on and around January 1, 2000. This contingency plan would include identifying back-up processes that do not rely on computers whenever possible. The Company has incurred and expects to continue to incur expenses allocable to internal staff, as well as costs for outside consultants, and computer systems' remediation and replacement in order to achieve Year 2000 compliance. The Company expects conversion of its primary software programs to be completed in November 1998 with testing to follow in early 1999. The Company currently estimates that these costs will total approximately $0.5 million, the majority of which will have been incurred by the end of 1998. The costs of the Year 2000 program and the date on which the Company plans to complete Year 2000 modifications are based on current estimates, which reflect numerous assumptions about future events, including the continued availability of certain resources, the timing and effectiveness of third-party remediation plans and other factors. The Company can give no assurance that these estimates will be achieved, and actual results could differ materially from the Company's plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct relevant computer source codes and embedded technology, the results of internal and external testing and the timelessness and the effectiveness of remediation efforts of third parties.

    If the modifications and conversions referred to above are not made or are not completed on a timely basis, the Year 2000 issue could have a material adverse effect on the Company's business, financial condition and results of operations. Moreover, even if these changes are successful, failure of third parties to which the Company is financially or operationally linked to address their own system problems could have a material adverse effect on the Company.

SEASONALITY

    The Company's business is impacted by the general seasonal trends that are characteristic of the apparel and retail industries. In the Company's segment of the apparel industry, sales are generally higher in the first and third quarters. Historically, the Company has taken greater markdowns in the second and fourth quarters. The Company generally receives orders for its products three to five months prior to the time the products are delivered to stores. As of September 30, 1998, the Company had unfilled orders of approximately $29 million, compared to approximately $45 million of such orders as of September 30, 1997. The backlog of orders at any given time is affected by a number of factors, including seasonality, weather conditions, scheduling of manufacturing and shipment of products. As the timing of the shipment of products may vary from year to year, the results for any particular quarter may not be indicative of the results for the full year.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

    In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 will begin to affect the Company in fiscal 1998 with the granting of stock options to employees and directors under the 1997 Omnibus Stock Plan. The Company will adopt only the disclosure provisions of SFAS 123 and account for stock-based compensation using the intrinsic value method set forth in APB Opinion 25. The Company recorded compensation expense in September 1998 related to stock options granted to non-employee directors.

    Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company adopted SFAS 130 during the first quarter of 1998 and has no items of comprehensive income to report.

    In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132, "Employers Disclosures about Pensions and Other Postretirement Benefits" ("SFAS 132"). SFAS 132 revised employers' disclosures about pension and other postretirement benefit plans but does not change measurement or recognition of those plans. Also, SFAS 132 requires additional information on changes in the benefit obligations and fair values of plan assets. Presently, ICI does not offer postretirement benefits. Adoption of SFAS 132 will not have an effect on reported financial and operating results. The Company will provide the required additional information in the financial statements for the year ending December 31, 1998.

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair market value. Under certain circumstances, a portion of the derivative's gain or loss is initially reported as component of other comprehensive income and subsequently reclassified into income when the transaction affects earnings. For a derivative not designated as hedging instrument, the gain or loss is recognized in income in the period of change. The Company will be required to adopt SFAS 133 by January 1, 2000. Presently, the Company does not use derivative instruments either in hedging activities or as investments. Accordingly, the Company believes that adoption of FASB 133 will have no material impact on its financial position or results of operations.

                           PART II--OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

    (a) Exhibits.

    Exhibit 10.35 Amendment by and between BHPC Marketing, Inc. and I. C. Isaacs
                  & Company, L.P. dated October 21, 1998 relating to the Exclusive Domestic License Agreement dated December 14, 1995

    Exhibit 10.36 Letter Agreement by and between BHPC Marketing, Inc. and I. C.
                  Isaacs & Company, L.P. dated October 21, 1998 relating to the Exclusive Domestic License Agreement for Women's BHPC sportswear dated June 1, 1993

    (b) Reports on Form 8-K.

    None

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                I.C. ISAACS & COMPANY, INC.

                                By:             /s/ ROBERT J. ARNOT
                                     -----------------------------------------
                                                  Robert J. Arnot
                                             CHAIRMAN OF THE BOARD AND
                                              CHIEF EXECUTIVE OFFICER

Dated: November 11, 1998

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             NAME                        CAPACITY                   DATE
------------------------------  ---------------------------  -------------------
                                Chairman of the Board,
     /s/ ROBERT J. ARNOT          Chief Executive Officer
------------------------------    and Director (Principal     November 11, 1998
       Robert J. Arnot            Executive Officer)

                                Vice President and Chief
   /s/ EUGENE C. WIELEPSKI        Financial Officer and
------------------------------    Director (Principal         November 11, 1998
     Eugene C. Wielepski          Financial and Accounting
                                  Officer)