Form 10-K
period 1998-12-31
IC ISAACS & CO INC
filed 1999-03-30
CIK 1041179

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

  DECEMBER 31, 1998

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

                    COMMON STOCK, $.001 PAR VALUE PER SHARE

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K [X].

    As of March 26, 1999, the aggregate market value of the outstanding shares of the Registrant's Common Stock held by non-affiliates was approximately $8,477,750 based on the average closing price of the Common Stock as reported by the Nasdaq National Market on March 26, 1999. Determination of affiliate status for this purpose is not a determination of affiliate status for any other purpose.

    As of March 26, 1999, 6,782,200 shares of Common Stock were outstanding.

                       DOCUMENT INCORPORATED BY REFERENCE

Specified portions of the definitive Proxy Statement for the 1999 Annual Meeting of Stockholders of I.C. Isaacs & Company, Inc. to be held on June 3, 1999 are incorporated by reference into Part III hereof.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          I.C. ISAACS & COMPANY, INC.

                                   FORM 10-K

                               TABLE OF CONTENTS

                                                                                                          PAGE
                                                                                                        ---------
                                                     PART I

 ITEM 1.      BUSINESS................................................................................          1
 ITEM 2.      PROPERTIES..............................................................................         17
 ITEM 3.      LEGAL PROCEEDINGS.......................................................................         17
 ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.....................................         17

                                                     PART II

 ITEM 5.      MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS..................         18
 ITEM 6.      SELECTED FINANCIAL DATA.................................................................         19
 ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS...         20
 ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.............................................         28
 ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE....         28

                                                    PART III

*ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.........................................         29
*ITEM 11.     EXECUTIVE COMPENSATION..................................................................         29
*ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT..........................         29
*ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..........................................         29

                                                     PART IV

 ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K........................         29

 SIGNATURES...........................................................................................         34

------------------------

* Incorporated by reference from the Registrant's definitive Proxy Statement for the 1999 Annual Meeting of Stockholders to be held June 3, 1999. The Proxy Statement will be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

           IMPORTANT INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THOSE STATEMENTS INCLUDE STATEMENTS REGARDING THE INTENT, BELIEF OR CURRENT EXPECTATIONS OF THE COMPANY AND ITS MANAGEMENT, INCLUDING INDICATIONS REGARDING THE STRENGTH OF UPCOMING COLLECTIONS AND THE COMPANY'S EXPECTATIONS FOR 1999, STATEMENTS REGARDING ANTICIPATED COST SAVINGS, ANTICIPATED WORKING CAPITAL NEEDS, AND DISCLOSURES REGARDING THE COMPANY'S YEAR 2000 READINESS, EXPENDITURES AND PLANS. WORDS SUCH AS "BELIEVES," "ANTICIPATES," "EXPECTS," "INTENDS," "PLANS," AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS BUT ARE NOT THE EXCLUSIVE MEANS OF IDENTIFYING SUCH STATEMENTS. SUCH STATEMENTS ARE FORWARD-LOOKING STATEMENTS WHICH ARE SUBJECT TO A VARIETY OF RISKS AND UNCERTAINTIES, MANY OF WHICH ARE BEYOND THE COMPANY'S CONTROL, WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE CONTEMPLATED IN SUCH FORWARD-LOOKING STATEMENTS, INCLUDING IN PARTICULAR THE RISKS AND UNCERTAINTIES DESCRIBED UNDER "RISK FACTORS" IN THE COMPANY'S PROSPECTUS, WHICH INCLUDE, AMONG OTHER THINGS (I) CHANGES IN THE MARKETPLACE FOR THE COMPANY'S PRODUCTS, INCLUDING CUSTOMER TASTES, (II) THE INTRODUCTION OF NEW PRODUCTS OR PRICING CHANGES BY THE COMPANY'S COMPETITORS, (III) CHANGES IN THE ECONOMY, AND (IV) TERMINATION OF ONE OR MORE OR ITS AGREEMENTS FOR USE OF THE BOSS, BEVERLY HILLS POLO CLUB AND GIRBAUD BRAND NAMES AND IMAGES IN THE MANUFACTURE AND SALE OF THE COMPANY'S PRODUCTS. EXISTING AND PROSPECTIVE INVESTORS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE HEREOF. THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE OR REVISE THE INFORMATION CONTAINED IN THIS ANNUAL REPORT ON FORM 10-K, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR CIRCUMSTANCES OR OTHERWISE.

                                     PART I

ITEM 1. BUSINESS

INTRODUCTION

    I.C. Isaacs & Company, Inc. (together with its predecessors, subsidiaries and affiliated companies, including I.C. Isaacs & Company L.P., the "Company") is a designer, manufacturer and marketer of branded sportswear. Founded in 1913, the Company has assembled a portfolio of brands that addresses distinct fashion segments resulting in a diverse customer base. The Company offers full lines of sportswear for young men and boys under the BOSS brand in the United States and Puerto Rico and sportswear for men and boys under the Beverly Hills Polo Club brand in the United States, Puerto Rico and Europe. The Company offers broad collections of men's and women's sportswear under the Girbaud designer brand in the United States and Puerto Rico. Through a focused strategy of providing fashionable, branded merchandise at value prices, the Company has emerged as a significant fashion source for youthful and contemporary consumers who purchase jeanswear and sportswear through specialty and department stores. The Company also offers women's pants and jeans under various other Company-owned brand names as well as under third-party private labels for sale to major chain stores and catalogs.

    The Company manufactures and markets certain sportswear under the BOSS brand for sale at specified price points in the United States and Puerto Rico, subject to a concurrent use agreement. The Company has positioned the BOSS line to appeal to consumers who desire a fresh, urban, fashion-forward look. The BOSS collection has been expanded from an initial line of denim products to a full array of sportswear consisting of jeans, tee shirts, sweatshirts, shorts, knit and woven shirts and outerwear, many of which are characterized by innovative design, creative graphics and bold uses of color. The Company also markets a juniors' sportswear line under the BOSS brand for young women, which includes denim products, tee shirts and active sportswear. Net sales of BOSS sportswear accounted for 73.4% and 74.6% of the Company's net sales in 1998 and 1997, respectively.

    The Company manufactures and markets certain sportswear under the Beverly Hills Polo Club brand in the United States, Puerto Rico and Europe under an exclusive license. The Company targets men and boys who desire updated traditional sportswear at competitive prices. To reach a broader demographic customer base, the Beverly Hills Polo Club collection combines contemporary design details and innovative fabrics with classic American sportswear styling. The Beverly Hills Polo Club collection consists primarily of cotton clothing, including jeans, pants, shorts, knit and woven shirts and outerwear, targeting the active, image-conscious consumer. The Company's Beverly Hills Polo Club line was introduced in the spring of 1994. Net sales of Beverly Hills Polo Club sportswear accounted for 14.6%, and 15.8% of the Company's net sales in 1998 and 1997, respectively.

    In November 1997, the Company acquired an exclusive license to manufacture and market certain men's sportswear under the Girbaud brand in the United States and Puerto Rico. In March 1998, the Company acquired an exclusive license to manufacture and market certain women's sportswear under the Girbaud brand in the United States and Puerto Rico. In November 1998, both licenses were expanded to include selected countries in Central and South America and the Caribbean. The Girbaud brand is an internationally recognized designer sportswear label with a distinct European influence. By targeting customers who desire contemporary, international fashion, the Girbaud brand has enabled the Company to address another consumer segment with its branded product portfolio. The Company has positioned the Girbaud line with a broad assortment of products, styles and fabrications reflecting a contemporary European look. In February 1998, the Company began marketing a full collection of men's jeanswear and sportswear under the Girbaud brand including a broad array of bottoms, tops and outerwear. In August 1998, the Company introduced a women's sportswear collection under the Girbaud brand including bottoms, tops and outerwear. Net sales of Girbaud sportswear accounted for 4.1% of the Company's sales in 1998.

    The Company also manufactures and markets a limited number of pants and jeans styles for women under its own "I.C. Isaacs," "Lord Isaacs" and "Pizzazz" brand names and under third-party private labels for sale to major chain stores and catalogs. Net sales of these labels accounted for 7.8% and 9.5% of the Company's net sales in 1998 and 1997, respectively.

RECENT EVENTS

    The Company experienced increased competition in 1998 from a number of competitors, including the Tommy Jeans division of Tommy Hilfiger and the Polo Jeans division of Polo Ralph Lauren, at both the department store and specialty store channels of distribution. The Company believes that both Tommy Jeans and Polo Jeans have undertaken strategies that include massive consumer advertising and the addition of sales efforts directed at specialty stores as a way to expand distribution. In addition, other brands such as DKNY and Nautica have recently improved the jeanswear segments of their product lines, and a number of new companies, such as FUBU, have emerged with competing products targeted at the urban young men's market. In November 1998, the Company announced a restructuring plan designed to address this increasingly competitive environment for young men's jeanswear. Under the restructuring plan the Company has positioned and merchandized its Girbaud line of sportswear to offer jeanswear and sportswear products that are truly innovative and distinctive from a styling perspective. Second, the Company has restructured and expanded its BOSS young men's merchandising staff in an effort to develop product lines that are more consistent with market trends and to present the product lines to the market in a timely manner. In addition, the Company has focused its resources on those product lines with the greatest profit potential, and has made significant expense reductions. In connection with these activities, the Company recorded a $1.1 million charge in the third quarter of 1998 related to the write down of inventory and goodwill and an additional charge of $0.3 million in the fourth quarter related to the closure of the Company's Carthage, Mississippi manufacturing facility. Key elements of the restructuring plan include the following:

    - The Company has drastically reduced or eliminated several product lines or categories that were not profitable or did not have near-term profit potential. As a result of these initiatives, the Company's focus will be streamlined towards the BOSS young men's, juniors' and boys', Beverly Hills Polo Club men's and boys' and Girbaud men's and women's sportswear lines.

    - With the exception of continuing its basic jeans and pants models for sale to major chain stores and catalogs, the Company has discontinued production of women's sportswear manufactured under its own brand names and under third party private labels. This initiative is consistent with the Company's overall shift towards brand-driven products.

    - The Company has discontinued its line of women's sportswear manufactured under the Beverly Hills Polo Club label and focused its energy on designing and marketing its Beverly Hills Polo Club men's and boy's collections.

    - In addition to eliminating its Beverly Hills Polo Club women's line, the Company has significantly reduced and modified its European men's line under the Beverly Hills Polo Club label. In January 1999, the Company presented a collection designed to be more reflective of current trends in the European marketplace.

    - The Company has amended certain of its licensing agreements with the licensor of the Beverly Hills Polo Club brand name to provide for the elimination of international royalties for the remainder of 1999 and a substantial reduction in international royalties in 2000.

    - The BOSS juniors' line has been substantially reduced and is more focused on core price point products with greater volume potential, such as jeans and tee-shirts.

    - The Company has significantly cut the number of styles and SKUs offered in its continuing branded sportswear lines to reduce product development costs, selling expenses and inventory exposure.

    - The Company's Carthage, Mississippi manufacturing plant--which was largely responsible for the production of women's pants and jeans--was closed in February 1999. A portion of the production in this facility has been transferred to the remaining Company-owned plant in Raleigh, Mississippi, as well as to independent contractors in Mexico.

    - The Company's advertising budget has been reduced to reflect the decrease in lines; more dollars will be allocated towards special events and point-of-sale advertising and promotions. The Company believes that this type of exposure provides the greatest benefit for its expenditures. There will be no reduction in the advertising to support growth of the Girbaud brand, which includes a full print media campaign as well as billboards, buses and special events.

PRODUCTS

    The Company's sportswear collections under the BOSS, Beverly Hills Polo Club and Girbaud brands provide a broad range of product offerings for young men, women and boys including a variety of tops, bottoms and outerwear. While these brands reflect a distinct image and style, each is targeted to consumers who are seeking high quality, fashionable products at competitive prices. The Company also manufactures and markets a limited number of styles of women's pants and jeans under its own "I.C. Isaacs," "Lord Isaacs" and "Pizzazz" brand names as well as under third-party private labels.

    BOSS PRODUCTS

    The BOSS brand is a full sportswear line characterized by innovative fabrication and creative graphics. BOSS products appeal to young men, young women and boys who want a fresh, fashion-forward look with an urban attitude at a competitive price. As the line has expanded and matured, the demographics of BOSS customers have expanded beyond their urban base to include fashion-conscious young consumers across the United States. Over the past several years, the Company has placed increased emphasis on expansion of the top's segment, and it anticipates that this segment will continue to be the fastest growing category of products in the BOSS collection.

BOTTOMS

    The Company's BOSS products began as a line of high-quality jeans and other denim casual wear. The bottoms line currently consists of a wide variety of denim jeans in a broad array of colors, designs and styles together with corduroy and twill pants. Many of the BOSS jeans feature elements such as unique pocket treatments, innovative trim and embroidered logos. The Company maintains its own washing facilities, which allow it to create a variety of washes for its denim products. The Company has identified an underserved niche in the young men's market for fashion jeans at moderate price points as compared with many designer jeans, which retail for $60 and up per pair. The estimated retail price for the Company's jeans is between $35 and $50 per pair.

TOPS AND OUTERWEAR

    The BOSS young men's line includes a variety of tops, tee shirts and outerwear. The BOSS tops collection consists of a range of products including cotton tee shirts, polo shirts, cotton pique shirts, novelty knit tops and fleece sweatshirts. These products utilize unique combinations of textured polyester fabrications, as well as a broad array of appliqued logos and innovative graphics. The styling of many of the BOSS tops is influenced by sports clothing and uniforms and conveys an energetic, youthful attitude. The Company's outerwear line includes a variety of products including nylon jackets and downfilled parkas. The estimated retail prices range from $19 to $22 for tee shirts, $30 to $55 for tops and $50 to $100 for outerwear products.

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

TOPS AND OUTERWEAR

    The Company has merchandised the Beverly Hills Polo Club line to place more emphasis on tops, including a full line of tee shirts, polo shirts, rugby shirts, denim shirts and sweatshirts made primarily in cotton fabrics such as pique, jersey and jersey fleece. While classic in styling, the tops line is distinguished by innovative use of design, embroidery and fabric detail. The collections also include more contemporary styles and a broader array of novelty fabrics as well as product offerings such as woven shirts and outerwear, including jackets and downfilled parkas. Estimated retail prices range from $19 to $22 for tee shirts, $30 to $60 for tops and $60 to $120 for outerwear.

BOTTOMS

    While the primary focus of the Beverly Hills Polo Club line has been on tops, the collection also includes a full line of bottoms consisting of denim jeans, twill pants and corduroy casual pants. While somewhat more conservative in styling compared to the BOSS line, the Beverly Hills Polo Club bottoms line combines classic styling with unique trim, embroidery and pocket treatments. Estimated retail prices for jeans and casual pants range from $40 to $55 per pair.

    GIRBAUD PRODUCTS

    The Girbaud brand is an internationally recognized designer sportswear label. The Company has launched innovative European-inspired men's and women's sportswear collections under the Girbaud label. The Girbaud collections include full lines of bottoms consisting of jeans and casual pants in a variety of fabrications, including denim, stretch denim, cotton twill and nylon, cotton tee shirts, polo shirts, knit and woven tops, sweaters and outerwear. Reflecting contemporary European design, each of these collections is characterized by innovative styling and fabrication and is targeted to consumers ages 16 to 50. Estimated retail prices range from $20 to $25 for tee shirts, $50 to $75 for tops and bottoms, $60 to $90 for sweaters and $80 to $200 for outerwear products.

    COMPANY-OWNED AND THIRD-PARTY PRIVATE LABEL PRODUCTS

    The Company also produces a limited number of pants and jean styles for women under its own brands, including "I.C. Isaacs," "Lord Isaacs" and "Pizzazz," as well as under customers' private labels for sale to major chain stores and catalogs. These brands focus on pull-on elastic waist pants and jeans. These pants are designed to appeal to more mature women looking for basic styling at value prices. The Company offers pants in a variety of fits, including missy, petite and large sizes. Estimated retail prices range from $15 to $24.

CUSTOMERS AND SALES

    The Company's products are sold in over 3,500 specialty stores, specialty store chains and department stores. The Company uses both sales representatives and distributors for the sale of its products. Sales representatives include employees of the Company as well as independent contractors. Each of the Company's distributors and non-employee sales representatives has an agreement with the Company pursuant to which the distributor or sales representative serves as the exclusive distributor or sales representative of specified products of the Company within a specified territory. The Company does not have long-term contracts with any of its customers. Instead, its customers purchase the Company's products pursuant to purchase orders and are under no obligation to continue to purchase the Company's products.

    The Company's BOSS products are sold throughout the United States and Puerto Rico in over 2,500 specialty stores and specialty store chains. Substantially all of the Company's net revenues are attributable to domestic sales. The Company's newest level of distribution is to department stores, and its single largest customer in 1998 was J.C. Penney Company, Inc., which accounted for 26.2% of net sales. No other customer of the Company accounted for 10.0% or more of net sales in 1998. The Company's BOSS products are sold and marketed under the direction of its national sales office headquartered in New York. In addition to executive selling based in New York and Dallas, the Company has 19 commissioned BOSS sales representatives who work out of regional showrooms throughout the United States and Puerto Rico. The Company considers its professional sales force to be one of its major assets and one of the principal reasons why it has been successful in establishing relationships with department stores and thousands of specialty stores and specialty store chains.

    The Company's Beverly Hills Polo Club sportswear is sold in the United States, Puerto Rico and Europe to over 2,000 specialty stores, specialty store chains and department stores, such as J.C. Penney Company Inc. and Peebles. The Company's Beverly Hills Polo Club products are sold and marketed under the direction of its national sales offices in New York. In addition to executive selling based in New York and Dallas, the Company has a sales force consisting of 15 Beverly Hills Polo Club sales representatives.

    The Company's Beverly Hills Polo Club sportswear has recently begun to be sold throughout Europe through wholesale distributors, all of whom buy products directly from the Company. The Company currently has wholesale distribution arrangements with distributors in Belgium, Finland, France, Greece, Italy, Luxembourg, the Netherlands, Norway, Portugal, Switzerland, Austria and Germany. Under these arrangements, the distributors purchase goods from the Company's Spanish subsidiary in United States dollars under irrevocable letters of credit or by prepayment, thereby minimizing the Company's credit risk. The Company has established three franchise stores in Spain.

    The Company began marketing men's sportswear under the Girbaud brand in February 1998 and introduced a women's sportswear collection under the Girbaud brand in the second quarter of 1998. The Company's Girbaud products are being sold to more than 800 stores in the United States and Puerto Rico, including major department stores such as Nordstroms, Bloomingdales, Macy's East, Macy's West and Dayton Hudson, and many prominent speciality stores such as Fred Segal Santa Monica and The Atrium in New York. The Company's Girbaud brand products are sold and marketed domestically under the direction of a 9-person sales force headquartered in New York and in Central and South America and the Caribbean by agreement with a third-party distributor.

    The Company-owned branded products and the Company's third-party private label products are sold under the direction of the sales headquarters in New York. The products are distributed to department stores such as Sears Roebuck and Co.; mass merchandisers and discounters such as Hills Department Store Company and Ames Department Stores, Inc.; and catalogs such as National Wholesale Co., Inc. and Arizona Mail Order Company, Inc.

DESIGN AND MERCHANDISING

    The Company's designers and merchandisers travel around the world to monitor emerging fashion trends and search for styling inspiration and fabrics. These sources, together with new styling and graphics developed by the Company's designers, serve as the primary creative influences for the Company's product lines. In addition, designers and merchandisers regularly meet with sales management to gain additional market insight and further refine the products to be consistent with the needs of each of the Company's markets. The Company's in-house design and product development is carried out by merchandising departments in New York. Many of the Company's products are developed using computer-aided design equipment, which allows designers to view and easily modify images of a new design. From 1994 to 1998, the Company's design staff grew from 6 to 20 people. The Company currently has 16 people on the design staff in New York City. Design expenditures incurred were approximately $3.0 million in 1998. The Company estimates that design expenditures in 1999 will be approximately the same.

ADVERTISING AND MARKETING

    The Company prides itself on its ability to efficiently utilize its advertising budget. Although the Company increased its expenditures on advertising to approximately $5.7 million or 5.0% of net sales in 1998, this is still a relatively modest amount as compared with some of its competitors. In 1997 and 1998, the Company's expenditures for advertising and marketing activities totaled $3.9 million and $5.7 million, respectively.

    The Company aggressively communicates and reinforces the brand and image of its BOSS, Beverly Hills Polo Club and Girbaud products through creative and innovative advertising and marketing efforts. The Company's advertising and marketing strategies are directed by its national sales offices and developed in collaboration with its advertising agencies and, in the case of Girbaud, with the Girbaud Paris office. The Company's advertising strategy is geared towards its youthful consumers, whose lifestyles are influenced by music, sports and fashion. The Company has been advertising the BOSS brand since 1992, the Beverly Hills Polo Club brand since 1994 and the Girbaud brand since 1998. Its advertising campaigns have evolved from trade magazines to a wide variety of media, including billboards, television, fashion magazines and professional sports endorsements.

    Print advertisements for the BOSS brand appear in SOURCE, SLAM, SPORTSWEAR INTERNATIONAL, XXL and URBAN LATINO magazines, while television advertisements appear on MTV: Music Television, and the Madison Square Garden (MSG) Network. Advertisements for the BOSS brand also appear on a variety of outdoor advertising media, including billboards and bus stops. Print advertisements for the Beverly Hills Polo Club brand are targeted to appeal to a broader demographic base and appear in magazines such as GQ AND POV. Television advertisements for the Beverly Hills Polo Club brand have appeared on the Fox Sports Network and MSG. The Company is a sponsor of selected professional basketball teams, including the New York Knicks and New Jersey Nets, and Beverly Hills Polo Club was a sponsor of the NCAA Basketball Tournaments and the PGA Tour. The Company's products can be seen on some of today's most visible sports and music celebrities, whose attitude and image are captured by the BOSS and Beverly Hills Polo Club brands. Recognizing that point of sale advertising is highly effective, the Company also provides an array of in-store signage and product videos for both BOSS and Beverly Hills Polo Club products.

    To increase consumer awareness of the Girbaud brand in the United States, the Company has begun a multifaceted marketing campaign which includes print advertisement in magazines such as ELLE, VIBE, DETOUR, DETAILS and INTERVIEW magazines. The campaign also includes outdoor advertising, including billboard and signage on New York City buses, point of sale materials and promotions, and celebrity wardrobing. As a first tier designer brand, Girbaud also presents international runway shows as well as appearing in major trade shows.

MANUFACTURING AND PRODUCT SOURCING

    GENERAL

    The Company believes that its flexible manufacturing and sourcing capabilities enable it to effectively control the timing, quality and pricing of products while providing customers with increased value. The Company uses its own facilities as well as both domestic and foreign contractors for the production of its products. During 1998, approximately 16.5% of the Company's purchases of raw materials, labor and finished goods for its apparel were made in Mexico; approximately 32.9% were made in Asia; approximately 29.3% were made at third-party facilities in the United States; and the balance was made at the Company's facilities in the United States. Approximately 78.7% of the Company's manufacturing and sourcing in 1998 was done by third parties, all through arrangements with independent contractors. Each of the Company's independent contractors and independent buying agents has an agreement with the Company pursuant to which they perform manufacturing or purchasing services for the Company on a non-exclusive basis. The Company evaluates its contractors frequently and believes that there are a number of manufacturers capable of producing products that meet the Company's quality standards. The Company represents all or a significant portion of many of its contractors' production and has the ability to terminate its arrangements with any of its contractors at any time.

    UNITED STATES AND MEXICO

    Until the second quarter of 1998, the Company operated three manufacturing facilities in Mississippi. In 1998, the Company produced approximately 40% of its bottoms (slacks, jeans, shorts and skirts) in these facilities. In the second quarter of 1998, the Company closed its Newton, Mississippi manufacturing facility. This closure resulted in a charge of $0.2 million against earnings for the quarter ended March 31, 1998. The production in this facility, the majority of which was jeans, was transferred to a third party independent contractors' facilities in Mexico. The actual expenses incurred in connection with the closure were not significantly different than the reserve provided by the Company in the first quarter. In the first quarter of 1999, the Company closed its Carthage, Mississippi manufacturing facility. This closure resulted in a charge of $0.3 million against earnings in the quarter ended December 31, 1998. The production in this facility, the majority of which was ladies' pants and jeans under the Company's private labels, was transferred to the remaining Company-owned plant in Raleigh, Mississippi, as well as to independent contractors in Mexico. The Company's remaining facility in Raleigh, Mississippi employs approximately 230 people.

    The Company utilizes five contractors in the United States and three contractors in Mexico. The majority of the Company's U.S. and Mexico production is of bottoms and tee shirts. The Company safeguards its manufacturing capacity by utilizing contractors in both the United States and Mexico to produce the same product lines. The Company has established ongoing relationships with all of these contractors but is not bound by written agreements to continue to do business with any of them. The Company also uses a variety of contractors in both the United States and Mexico as needed for value added functions such as embroidery, screen printing and laundering. Seasonal fluctuations in production requirements are accommodated by adjusting contracted quantities, while maintaining more consistent levels of production in the Company-operated facility. All contractors in the United States and Mexico are selected and managed by the Company's manufacturing staff in Mississippi and Mexico.

    The Company uses a variety of raw materials, principally consisting of woven fabrics including denim, cotton and various trim items. While the Company must make commitments for a significant portion of its fabric purchases in advance of sales, the Company's risk is reduced because a substantial portion of the Company's products are sewn in basic denim which is widely available.

    ASIA

    In addition to the Company's domestic and Mexican pant and tee shirt production facilities, the balance of the Company's sportswear products is produced by approximately 30 different manufacturers in

10 countries. Virtually all of the Company's products other than pants and tee shirts are produced in Asia, but none of the Asian contractors engaged by the Company accounted for more than 10.0% of the Company's total production in 1998. The Company has well established relationships with many of its contractors, although it does not have written agreements with them. The Company retains independent buying agents in various countries in Asia to assist in selecting and overseeing independent manufacturers, sourcing fabric, trim and other materials and monitoring quotas. Independent buying agents also perform quality control functions on behalf of the Company, including inspecting materials and manufactured products prior to accepting delivery. The sourcing and merchandising staffs in the Company's New York offices oversee all aspects of Asian fabric and product development, apparel manufacturing, price negotiation and quality control, as well as the research and development of new Asian sources of supply.

    The Company seeks to achieve the most efficient means for the timely delivery of its high quality products. With rare exceptions, the Company does not purchase fabrics but instead negotiates a finished garment price from its contractors. The contractor must then purchase the approved fabric as part of the package. Orders are generally placed after the Company has received customer orders, and delivery of finished goods to customers generally occurs 90 to 150 days after placement of the order. All of the Company's products manufactured abroad are paid for in United States dollars. Accordingly, the Company does not engage in any currency hedging transactions. During the last several years, the percentage of the Company's products produced in Asia has increased dramatically, and this trend is likely to continue in the future.

WAREHOUSING AND DISTRIBUTION

    The Company services its United States customers and intends to service its Central and South American and Caribbean customers utilizing a 70,000 square foot Company-owned and operated distribution center in Milford, Delaware. The Company has established a computerized "Warehouse Management System" with real-time internal tracking information and the ability to provide its customers with electronically transmitted "Advance Shipping Notices." The accuracy of shipments is increased by the ability to scan coded garments at the packing operation. This process also provides for computerized routing and customer invoicing. The vast majority of shipments are handled by UPS, common carriers or parcel post. The Company previously determined, based on prior years' sales levels, that its distribution requirements could be better met by consolidating its warehousing and distribution functions into a new 150,000 square foot facility in Milford, Delaware. As a result of an overall decline in sales and demand, the Company has decided to delay the construction of the new distribution center for the foreseeable future. The Company does not intend to dispose of its current distribution center. The Company also has a warehouse in Carthage, Mississippi.

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

    The goods produced by the Company-operated facility, as well as by United States and Mexican contractors, undergo continual audits by quality personnel during production. The quality control efforts of the Company-operated facility are directed and coordinated by the Company's Quality Control Manager located in Mississippi. Frequent visits are made by the Quality Control Manager and other support staff to all outside contractors to ensure compliance with the Company's rigorous quality standards. Audits are also performed by quality personnel at the Milford, Delaware distribution center on all categories of incoming merchandise. The Company employs a full-time staff of 6 persons dedicated to the quality control efforts of its United States and Mexican production.

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

BACKLOG AND SEASONALITY

    The Company's business is impacted by the general seasonal trends that are characteristic of the apparel and retail industries. In the Company's segment of the apparel industry, sales are generally higher in the first and third quarters. The Company generally receives orders for its products three to five months prior to the time the products are delivered to the stores. As of December 31, 1998, the Company had unfilled orders of approximately $27.0 million, compared to approximately $46.0 million of such orders as of December 31, 1997. The Company expects to fill substantially all of these orders in 1999. The backlog of orders at any given time is affected by a number of factors, including seasonality, weather conditions, scheduling of manufacturing and shipment of products. During 1998, increased competition and continued sluggishness in the retail apparel market contributed to the decrease in backlog. All such orders are subject to cancellation for causes such as late delivery. Accordingly, a comparison of backlogs of orders from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments.

LICENSES AND OTHER RIGHTS AGREEMENTS

    The Company's business is heavily dependent upon its use of the BOSS, Beverly Hills Polo Club and Girbaud brand names and images, which are in turn dependent upon the existence and continuation of certain licenses and other rights agreements as described below.

    BOSS TRADEMARK RIGHTS

    In 1990, the Company obtained a license from Brookhurst, Inc. ("Brookhurst") to use the registered trademark BOSS in the United States and Puerto Rico in connection with certain items of sportswear for men and women. Brookhurst and its predecessors had utilized the BOSS trademark since the late nineteenth century.

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

    BEVERLY HILLS POLO CLUB LICENSES

    Beverly Hills Polo Club Domestic Licenses

    Since 1993, the Company has had an exclusive wholesale licensing agreement (the "BHPC Agreement") with BHPC Marketing, Inc. for the manufacture and promotion of certain men's sportswear bearing the registered trademark Beverly Hills Polo Club with an accompanying horse and rider design (the "BHPC Trademark") for sale to moderate or better department stores and specialty stores in the United States and its possessions, including Puerto Rico. Under the BHPC Agreement, the Company may sell up to 25.0% of its total volume to warehouse clubs. The licenses generally allow the Company to use the BHPC Trademark on sportswear designed by or for the Company, subject to a quality approval process for marketing and advertising materials, manufacturing premises and products bearing the trademark. Under the license, as amended through April 1997, the Company is required to make payments to the licensor in an amount equal to 5.0% of the Company's net invoiced sales of licensed merchandise and to spend an amount equal to 1.0% of net invoiced sales of such merchandise in advertising for the licensed products. Under the license, the Company pays a monthly royalty equal to the greater of 8.3% of the guaranteed minimum annual royalty or the actual royalty earned by the licensor in the preceding month.

    Under the BHPC Agreement, the Company has been granted an exclusive license to use the BHPC Trademark in connection with menswear fashions made of materials other than silk in the following categories: denim sportswear, outerwear, knit and woven shirts, knit and woven casual pants and shorts, sweaters, basic and fashion fleece tops and bottoms, overalls and shortalls, knit tops (including tee shirts and polo shirts), swimwear and warm-ups. The BHPC Agreement has a three year term expiring December 31, 2001 and is renewable at the option of the Company, provided the Company is not in breach thereof at the time renewal notice is given, for a three-year period commencing January 1, 2000 through December 31, 2004.

    In 1998, the Company was subject to a guaranteed payment of $400,000. Guaranteed minimum annual royalties and guaranteed annual net shipments for the current term and the renewal term are equal to the greater of (i) 80.0% of the immediately preceding contract year's actual royalties and net shipments or (ii) the previous year's guaranteed minimum royalty and guaranteed net shipments.

    The BHPC Agreement may be terminated by the licensor upon the occurrence of certain events, including but not limited to the following: (i) a breach by the Company of any obligation under the agreement that remains uncured within 30 days following the receipt of written notice of such breach, (ii) the Company becomes insolvent, is the subject of a petition in bankruptcy or otherwise enters into any composition with its creditors, including reorganization, or
(iii) the Company has committed three breaches of the agreement, in which case no right to cure the breach is afforded to the Company.

    During the term of the BHPC Agreement, the Company is prohibited from manufacturing or otherwise distributing any merchandise under a brand name which closely resembles the BHPC Trademark and from using on non-Beverly Hills Polo Club products any graphic, style or design which closely resembles any items supplied to the Company by the licensor. In addition, the rights of the Company under the BHPC's Agreement are subject to the terms of a Settlement Agreement and Consent Judgment between the licensor and Polo Fashions, Inc., which imposes certain restrictions on the licensor's manner of use and advertising of the BHPC Trademark, including a prohibition on the use of the words "Polo" and "Polo Club" alone on any item of apparel. The Company believes that the BHPC Trademark, as licensed to the Company, complies with those restrictions.

    In April 1998, the Company entered into an exclusive license (the "BHPC Boys' Agreement") to manufacture and market boys' sportwear, including knit and woven shirts, cotton and cotton mixed pants (excluding tailored pants), jeans, shorts, swim shorts and sports outerwear, under the Beverly Hills Polo Club brand in the United States and Puerto Rico. Under the terms of the BHPC Boys' Agreement, the Company must pay the licensor of the BHPC Trademark royalties equal to 5% of net shipments by the Company of licensed products. The Company is subject to guaranteed minimum annual royalties of $50,000 in 1999. The BHPC Boys' Agreement has an initial term of three years, and is renewable at the option of the Company, provided the Company is not in breach thereof at the time the renewal notice is given, until December 31, 2004.

    Beverly Hills Polo Club International Licenses

    On August 15, 1996, I.C. Isaacs Europe, S.L., a Spanish limited corporation and wholly-owned subsidiary of the Company, entered into retail and wholesale license agreements (collectively, the "International Agreements") for use of the BHPC Trademark in Europe. The International Agreements, as amended, provide certain exclusive rights to use the BHPC Trademark in all countries in Europe for an initial term of three years ending December 31, 1999, renewable at the Company's option, provided the Company is not in breach thereof at the time the renewal notice is given, through three consecutive extensions ending December 31, 2004. The International Agreements are subject to substantially the same terms and conditions as the BHPC Agreements described above.

    The international retail agreement (the "Retail Agreement") grants the Company the right to use the BHPC Trademark in connection with the manufacture and sale through authorized Beverly Hills Polo Club retail stores and franchise stores in Europe of the following categories of products: (i) men's apparel, including denim sportswear, outerwear, woven shirts, knit and woven casual pants and shorts, sweaters, basic and fashion fleece tops and bottoms, overalls and shortalls, knit tops (including tee shirts and polo shirts) swimwear and warm-ups (excluding suits, ties, dress shirts, underwear, shoes, overcoats and full length rainwear); (ii) women's apparel, including slacks, skirts, dresses, sweaters, outerwear, blouses and jeans; and (iii) all other products licensed by the Beverly Hills Polo Club licensor to other third parties (which must be purchased by the Company from the authorized third-party licensees). Under the Retail Agreement, the Company was required to pay the licensor royalties (the "Initial Retail Royalties") equal to (i) 4.0% of the wholesale purchases by the Company of Beverly Hills Polo Club products sold to Beverly Hills Polo Club retail stores ("Wholesale Purchases") and (ii) 2.0% of retail sales of licensed products by Beverly Hills Polo Club retail stores and was subject to guaranteed minimum annual royalty payments of $30,000 in 1999 and guaranteed net shipment volumes of $0.8 million in 1999. By amendment dated as of March 1, 1999 the Retail Agreement was amended (the "Retail Amendment") to provide as follows: (i) for the period beginning March 1, 1999 and ending December 31, 1999, no royalties, guaranteed minimum annual royalties or guaranteed net shipment volumes shall apply; (ii) for the period beginning January 1, 2000 and ending December 31, 2000, the Company shall pay the licensor royalties equal to 3.0% of Wholesale Purchases, and no guaranteed minimum annual royalties or guaranteed net shipment volumes shall apply; and (iii) for any periods thereafter, the Initial Retail Royalties shall apply and the Company shall be subject to the guaranteed minimum annual royalties and guaranteed net shipment volumes, in effect immediately prior to the date of the Retail Amendment.

    The international wholesale agreement (the "Wholesale Agreement") grants the Company the right to use the BHPC Trademark in connection with the manufacture and sale at wholesale, for distribution to department stores and specialty stores in Europe, of the following categories of products: (i) men's apparel, including denim sportswear, outerwear, woven shirts, knit and woven casual pants and shorts, sweaters, basic and fashion fleece tops and bottoms, overalls and shortalls, knit tops (including tee shirts and polo shirts), swimwear and warm-ups (excluding suits, ties, dress shirts, underwear, shoes, overcoats, and full length rainwear); and (ii) women's apparel, including slacks, skirts, dresses, sweaters, outerwear, blouses and jeans. Under the Wholesale Agreement, the Company was required to pay the licensor royalties, (the "Initial Wholesale Royalties") equal to 6.0% of net shipments by the Company of licensed products directly to authorized Beverly Hills Polo Club distributors or to retail stores ("Net Shipments") and was subject to guaranteed minimum annual royalty payments of $120,000 in 1999 and guaranteed net shipment volume of $4.0 million in 1999. By amendment dated as of March 1, 1999, the Wholesale Agreement was amended (the "Wholesale Amendment") to provide as follows: (i) for the period beginning March 1, 1999 and ending December 31, 1999, no royalties, guaranteed minimum annual royalties or guaranteed net shipment volumes shall apply; (ii) for the period beginning January 1, 2000 and ending December 31, 2000, the Company shall pay royalties equal to 3.0% of Net Shipments and shall be subject to a guaranteed minimum annual royalty payment of $60,000; and (iii) for any periods thereafter, the Initial Wholesale Royalties shall apply and the Company shall be subject to the guaranteed minimum annual royalties and guaranteed net shipment volumes in effect immediately prior to the date of the Wholesale Amendment.

    GIRBAUD LICENSES

    GIRBAUD DOMESTIC LICENSES

    In November 1997, the Company entered into an exclusive license agreement (the "Girbaud Men's Agreement") with Girbaud Design, Inc. and its affiliate Wurzburg Holding S.A. to manufacture and market men's jeanswear, casualwear and outerwear under the Girbaud brand and certain related trademarks (the "Girbaud Marks") in all channels of distribution in the United States, including Puerto Rico and the U.S. Virgin Islands. In March 1998, the Girbaud Men's Agreement was amended and restated to include active influenced sportswear as a licensed product category and to name Latitude Licensing Corp. as the licensor (the "Licensor"). Also in March 1998, the Company entered into an exclusive license agreement (the "Girbaud Women's Agreement" and, together with the Girbaud Men's Agreement, the "Girbaud Agreements") with the Licensor to manufacture and market women's jeanswear, casualwear and outerwear, including active influenced sportswear, under the Girbaud Marks in all channels of distribution in the United States, including Puerto Rico and the U.S. Virgin Islands. The Girbaud Agreements include the right to manufacture the licensed products in a number of foreign countries, and both have initial terms of two years and may be extended at the option of the Company for up to a total of ten years. The Girbaud Agreements generally allow the Company to use the Girbaud Marks on apparel designed by or for the Company or based on designs and styles previously associated with the Girbaud brand, subject to quality control by the Licensor over the final designs of the products, marketing and advertising material and manufacturing premises. The Girbaud Agreements provide that they may be terminated by the Licensor upon the occurrence of certain events, including, but not limited to, a breach by the Company of any obligation under the agreement that remains uncured following certain specified grace periods.

    Under the Girbaud Men's Agreement the Company is required to make payments to the Licensor in an amount equal to 6.25% of the Company's net sales of regular licensed merchandise and 3.0% in the case of certain irregular and closeout licensed merchandise. The Company is subject to guaranteed minimum annual royalty payments of $1.5 million in 1999, $2.0 million in 2000, $2.5 million in 2001 and $3.0 million each year from 2002 through 2007. In 1998, the Company was subject to minimum annual royalty payments of $1.2 million. On a quarterly basis during the term, commencing with the first quarter of 1998, the Company is obligated to pay the greater of (i) actual royalties earned by the Licensor under the license or (ii) 8.3% of the minimum guaranteed royalties for that year. The Company was required to spend at least $350,000 in advertising men's Girbaud brand products in 1998 and is required to spend at least $500,000 in each subsequent year while the Girbaud Men's Agreement is in effect.

    Under the Girbaud Women's Agreement the Company paid a one-time license acquisition fee in the amount of $600,000 and is required to make payments to the Licensor in an amount equal to 6.25% of the Company's net sales of regular licensed merchandise and 3.0% in the case of certain irregular and closeout licensed merchandise. The Company is subject to guaranteed minimum annual royalty payments of $700,000 in 1999, $800,000 in 2000, $1.0 million in 2001 and
$1.5 million each year from 2002 through 2007. On a quarterly basis during the term, commencing with the first quarter of 1999, the Company is obligated to pay the greater of (i) actual royalties earned by the Licensor under the license or
(ii) 8.3% of the minimum guaranteed royalties for that year. The Company was required to spend at least $550,000 in advertising women's Girbaud brand products in 1998 and is required to spend at least $400,000 in each subsequent year while the Girbaud Women's Agreement is in effect. In addition, over the term of the Girbaud Women's Agreement the Company is required to contribute $190,000 per year to the Licensor's advertising and promotional expenditures for the Girbaud brand.

    The Girbaud Women's Agreement initially required the Company to open a Girbaud flagship store for the sale of the Company's Girbaud men's and women's lines and other Girbaud licensed merchandise in New York City by the end of 1998. In December 1998, the Girbaud Women's Agreement was amended to defer this requirement for one year and to provide that the Company would spend an additional $1.8 million on enhanced sales and marketing in 1999.

    In November 1998, the Company entered into amendments (the "Girbaud Amendments") to the Girbaud Agreements allowing distribution through an approved distributor in selected countries in Central and South America and the Caribbean. The Girbaud Amendments are effective until November 12, 2001 or until expiration of the Girbaud Agreements, whichever is earlier. In the event that the Company does not achieve more than 75% of target sales levels in any Central or South American or Caribbean country, its license to distribute Girbaud products in that country will become non-exclusive effective starting the following year.

CREDIT CONTROL

    The Company manages its own credit and collection functions and has never used a factoring service or outside credit insurance. The Company sells to approximately 3,500 accounts throughout the United States and Puerto Rico. All of the functions necessary to service this large volume of accounts are handled by the Company's in-house credit department in Baltimore, Maryland. The Company extends credit to its customers. Accordingly, the Company may have significant risk in collecting accounts receivable from its customers. The Company has credit policies and procedures which it uses to minimize exposure to credit losses. The Company currently employs six people in its credit department and believes that managing its own credit gives it unique flexibility as to which customers the Company should sell and how much business it should do with each. The Company obtains and periodically updates information regarding the financial condition and credit histories of customers. The Company's collection personnel evaluate this information and, if appropriate, establish a line of credit. Credit personnel track payment activity for each customer using customized computer software and directly contact customers with receivable balances outstanding beyond 30 days. If these collection efforts are unsuccessful, the Company may discontinue merchandise shipments until the outstanding balance is paid. Ultimately, the Company may engage an outside collection organization to collect past due accounts. Timely contact with customers has been effective in reducing credit losses to an immaterial amount. In 1997, and 1998, the Company's credit losses were $1.2 million and $1.4 million, respectively. The Company's actual credit losses as a percentage of net sales was 0.7% and 1.2%, respectively.

COMPETITION

    The apparel industry is highly competitive and fragmented and is subject to rapidly changing consumer demands and preferences. The Company believes that its continued success depends in large part upon its ability to anticipate, gauge and respond to changing consumer demands and fashion trends in a timely manner and upon the continued appeal to consumers of the BOSS, Beverly Hills Polo Club and Girbaud brands. The Company competes with numerous apparel brands and distributors (including Calvin Klein, DKNY, Guess?, Mecca, Phat Farm, Polo Jeans, Tommy Jeans, and Nautica). Many of the Company's competitors have greater financial resources than the Company. Although the level and nature of competition differ among its product categories, the Company believes that it competes on the basis of its brand image, quality of design and value pricing. The Company experienced increased competition in 1998 from a number of competitors, including the Tommy Jeans division of Tommy Hilfiger and the Polo Jeans division of Polo Ralph Lauren, at both the department store and specialty store channels of distribution. The Company believes that both Tommy Jeans and Polo Jeans have undertaken strategies that include massive consumer advertising, and the addition of sales efforts directed at specialty stores as a way to expand distribution. Other brands such as DKNY and Nautica have recently improved the jeanswear segments of their product lines. In addition, a number of new companies such as FUBU have emerged with competing products targeted at the urban young men's market. For a discussion of the steps the Company has taken to address this increasingly competitive environment, see "--Recent Events." Under the Concurrent Use Agreement, the BHPC Agreements and the Girbaud Agreements, certain third parties have retained the right to produce, distribute, advertise and sell, and to authorize others to produce, distribute, advertise and sell certain garments that are similar to some of the Company's products, including, in the case of the BOSS brand, similar garments using the BOSS name at generally higher wholesale price points. Any such production, distribution, advertisement or sale of such garments by such licensor or another authorized party could have a material adverse effect on the Company's financial condition or results of operations.

MANAGEMENT INFORMATION SYSTEMS

    The Company believes that advanced information processing is essential to maintaining its competitive position. The Company is currently upgrading systems to be year 2000 compliant and to allow areas of the business to be more pro-active to customer requirements, to improve internal communication flow, to increase process efficiency and to support management decisions. For a discussion of the Company's year 2000 compliance and expenditures, see "ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Year 2000 Compliance and Expenditures." The Company's systems provide, among other things, comprehensive order processing, production, accounting and management information for the marketing, selling, manufacturing, retailing and distribution functions of the Company's business. The Company's software program allows it to track, among other things, orders, manufacturing schedules, inventory and sales of its products. The program includes centralized management information systems, which provide the various operating departments with financial, sales, inventory and distribution related information. Via electronic data interchange, the Company is able to ship orders to certain customers within 24 to 72 hours from the time of order receipt.

EMPLOYEES

    The Company believes that its employees are one of its most valuable resources. As of March 31, 1999, the Company had approximately 450 full-time employees. The Company is not a party to any labor agreements, and none of its employees is represented by a labor union. The Company considers its relationship with its employees to be good and has not experienced any material interruption of its operations due to labor disputes.

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

ITEM 2. PROPERTIES

    Certain information concerning the Company's principal facilities is set forth below:

                                                                                                   APPROXIMATE AREA
                                            LEASED OR                                                     IN
LOCATION                                      OWNED                        USE                       SQUARE FEET
-----------------------------------------  -----------  -----------------------------------------  ----------------

Baltimore, MD............................       Owned   Administrative Headquarters and Office            40,000
                                                        Facilities

New York, NY.............................      Leased   Sales, Merchandising, Marketing and               10,100
                                                        Sourcing Headquarters

Barcelona, Spain.........................      Leased   European Headquarters                              2,000

Milford, DE..............................       Owned   Distribution Center                               70,000

Carthage, MS.............................      Leased   Warehouse                                        110,000

Newton, MS...............................      Leased   Subleased to third party                         101,000

Raleigh, MS..............................      Leased   Manufacturing Plant                               90,000

    The Company also has regional sales offices, all of which are leased, in the following cities: Atlanta, Georgia; Dallas, Texas; Miami, Florida; Seattle, Washington; Los Angeles, California; Philadelphia, Pennsylvania; Boston, Massachusetts; Minneapolis, Minnesota; Charlotte, North Carolina; and Santurce, Puerto Rico. The Company believes that its existing facilities are well maintained and in good operating condition. The Company previously determined, based on prior years' sales levels, that its distribution requirements could be better met by consolidating its warehousing and distribution functions into a new 150,000 square foot facility in Milford, Delaware. As a result of an overall decline in sales and demand, the Company has decided to delay the construction of the new distribution center for the foreseeable future. The Company does not intend to dispose of its current distribution center. See "ITEM 1. Business-- Warehousing and Distribution" and Note 7 of Notes to Consolidated Financial Statements for further information.

    In the second quarter of 1998, the Company closed its Newton, Mississippi manufacturing facility. This closure resulted in a charge of $0.2 million against earnings. The production in this facility, the majority of which is jeans, was transferred to a third party independent contractors' facilities in Mexico. The Company has subleased the facility to a third party and is currently in negotiations to assign the lease to a third party.

    In the first quarter of 1999, the Company closed its Carthage, Mississippi manufacturing facility. This closure, resulted in a charge of $0.3 million against earnings for the quarter ended December 31, 1998. The production in this facility, the majority of which is ladies' pants and jeans under the Company's private labels, was transferred to the remaining Company-owned plant in Raleigh, Mississippi, as well as to independent contractors in Mexico. The Company now uses the Carthage facility as a warehouse.

ITEM 3. LEGAL PROCEEDINGS

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    During the fourth quarter of 1998, there were no matters submitted to a vote of the Company's stockholders.

                                    PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED
       STOCKHOLDER MATTERS

    The market for the Company's Common Stock is not an exchange but is established by the National Association of Securities Dealers' Automated Quotation System. As of March 26, 1999, the Company had approximately 40 holders of record of the Company's Common Stock.

    The Company's Common Stock trades on the Nasdaq National Market under the Symbol "ISAC." The reported last sale price of the Common Stock on the Nasdaq National Market on March 26, 1999 was $1.25. The following table sets forth for the periods indicated the high and low closing sale prices for the Common Stock reported by the Nasdaq National Market:

                                                                                1998                  1997
                                                                        --------------------  ---------------------
QUARTER ENDED                                                             HIGH        LOW        HIGH        LOW
----------------------------------------------------------------------  ---------  ---------  ----------  ---------
March 31..............................................................  $  11.375  $   6.875          --         --
June 30...............................................................  $    7.00  $    2.50          --         --
September 30..........................................................  $   3.375  $   1.875          --         --
December 31...........................................................  $    2.50  $  1.0625  $  10.1875  $   10.00

    Since November 1998, the Company's Common Stock has been closing at prices between $1.0312 and $2.4375. In order to maintain its listing on the Nasdaq National Market, a stock must have a minimum bid price of $1.00. There can be no assurances that the Company's Common Stock will maintain a minimum bid price of $1.00 or more in the future or that it will not be delisted from the Nasdaq National Market.

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

    On May 15, 1997, the Board of Directors of the Company and the Company's stockholders adopted the 1997 Omnibus Stock Plan (the "Plan"). The purpose of the Plan is to promote the long-term growth and profitability of the Company by providing key people with incentives to improve stockholder value and contribute to the growth and financial success of the Company, and by enabling the Company to attract, retain and reward the best-available persons for positions of substantial responsibility. The maximum number of shares of Common Stock that may be issued with respect to awards granted under the Plan is 500,000. The Board of Directors has approved an increase in the shares of Common Stock that may be issued with respect to awards granted under the Plan to an aggregate of
1.1 million shares. This increase is subject to approval by the Company's stockholders at the 1999 annual meeting of stockholders (the "Annual Meeting"). The Plan is administered by the Compensation Committee of the Board of Directors. Participation in the Plan will be open to all employees, officers, directors and consultants of the Company or any of its affiliates, as may be selected by the Compensation Committee from time to time. The Plan allows for stock options, stock appreciation rights, stock awards, phantom stock awards and performance awards to be granted. The Compensation Committee will determine the prices, vesting schedules, expiration dates and other material conditions upon which such awards may be exercised. Through December 31, 1998, the Company had granted stock options under the Plan exercisable upon vesting for an aggregate of 346,000 stock options. The weighted average exercise price of such options is $2.125 per share. Through December 31, 1998, none of those stock options had been exercised. The issuance of such stock options was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to
Section 4(2) thereunder. The Company previously filed a Registration Statement on Form S-8 (the "Form S-8") to register shares of Common Stock issuable pursuant to awards granted under the Plan. The Company intends to file a post effective amendment to the Form S-8 after following the Annual Meeting if stockholders vote to approve the increase in the shares of Common Stock that may be issued with respect to awards granted under the Plan as described above. The purpose of the post effective amendment will be to register the additional shares of Common Stock issuable pursuant to awards granted under the Plan.

ITEM 6. SELECTED FINANCIAL DATA

    The selected financial data set forth below have been derived from the consolidated financial statements of the Company and the related notes thereto. The statement of income data for the years ended December 31, 1996, 1997 and 1998 and the balance sheet data as of December 31, 1997 and 1998 are derived from the consolidated financial statements of the Company which have been audited by BDO Seidman, LLP, independent certified public accountants, included elsewhere herein. The statement of income data for the years ended December 31, 1994 and 1995 and the balance sheet data as of December 31, 1994, 1995 and 1996 are derived from the consolidated financial statements of the Company, which have been audited but are not contained herein. The following selected financial data should be read in conjunction with the Company's consolidated financial statements and the related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations," which are included elsewhere herein.

                                                                                   YEAR ENDED DECEMBER 31,
                                                                   --------------------------------------------------------
                                                                     1994       1995        1996        1997        1998
                                                                   ---------  ---------  ----------  ----------  ----------

                                                                             (IN THOUSANDS EXCEPT PER SHARE DATA)
STATEMENT OF INCOME DATA:
Net sales........................................................  $  85,298  $  93,271  $  118,655  $  161,446  $  113,721
Cost of sales....................................................     62,216     68,530      84,421     109,694      90,661
                                                                   ---------  ---------  ----------  ----------  ----------
  Gross profit...................................................     23,082     24,741      34,234      51,752      23,060
Selling expenses.................................................      7,462      8,927      11,898      16,236      16,983
License fees.....................................................      3,012      3,174       4,817       7,577       6,020
Distribution and shipping expenses...............................      2,046      2,379       2,669       4,307       3,900
General and administrative expenses..............................      5,813      5,787       6,243       7,546       9,999
Provision for plant closings.....................................         --         --          --          --         526
Recovery of legal fees...........................................         --         --        (718)       (117)         --
                                                                   ---------  ---------  ----------  ----------  ----------
  Operating income (loss)........................................      4,749      4,474       9,325      16,203     (14,368)
Interest, net....................................................      1,191      1,247       1,365       2,372       1,455
Other income (expense) (1).......................................      1,235         (3)         85           3         381
Minority interest................................................        (53)       (33)        (82)       (135)         --
                                                                   ---------  ---------  ----------  ----------  ----------
Income (loss) before extraordinary item and income taxes.........      4,740      3,191       7,963      13,699     (15,442)
Extraordinary item (2)...........................................        389         --          --          --          --
                                                                   ---------  ---------  ----------  ----------  ----------
Income (loss) before income taxes................................      5,129      3,191       7,963      13,699     (15,442)
Income tax (expense)/benefit.....................................         --         --          --       1,349      (1,351)
                                                                   ---------  ---------  ----------  ----------  ----------
  Net income (loss)..............................................  $   5,129  $   3,191  $    7,963  $   15,048  $  (16,793)
                                                                   ---------  ---------  ----------  ----------  ----------
                                                                   ---------  ---------  ----------  ----------  ----------
Basic and diluted net income (loss) per share (3)................  $    1.29  $    0.80  $     1.99  $     3.68  $    (2.15)
                                                                   ---------  ---------  ----------  ----------  ----------
                                                                   ---------  ---------  ----------  ----------  ----------
Weighted average common shares outstanding.......................      3,988      3,988       4,000       4,094       7,810

PRO FORMA STATEMENT OF INCOME DATA:
Income before income taxes.......................................      5,129      3,191       7,963      13,699
Income tax provision (4).........................................      2,103      1,308       3,265       5,617
                                                                   ---------  ---------  ----------  ----------
  Net income.....................................................  $   3,026  $   1,883  $    4,698  $    8,082
                                                                   ---------  ---------  ----------  ----------
                                                                   ---------  ---------  ----------  ----------
Basic and diluted net income per share...........................                        $     0.95  $     1.62
                                                                                         ----------  ----------
                                                                                         ----------  ----------
Weighted average common shares outstanding.......................                             4,930       5,001

                                                                              AS OF DECEMBER 31,
                                                             -----------------------------------------------------
                                                               1994       1995       1996       1997       1998
                                                             ---------  ---------  ---------  ---------  ---------

                                                                                (IN THOUSANDS)
BALANCE SHEET DATA:
Working capital............................................  $  10,035  $  10,807  $  16,274  $  45,940  $  31,577
Total assets...............................................     30,103     31,764     37,257     73,443     59,046
Total debt.................................................      8,798      8,645      7,796     11,609     13,848
Stockholders' equity.......................................     14,428     14,645     19,393     52,496     37,313

------------------------

(1) Includes income from settlement of license disputes of $1.2 million in 1994.

(2) In connection with the early extinguishment of certain debt, the Company recorded an extraordinary gain of $0.4 million in 1994.

(3) Historical earnings per share does not reflect a provision for income taxes as the Company had been taxed as an S corporation for the years ended December 31, 1994, 1995, 1996 and the majority of 1997.

(4) Reflects pro forma provision for income taxes as if the Company had been taxed as a C corporation for the years ended December 31, 1994, 1995, 1996 and 1997.

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

    In the late 1980's, management made a decision to change the Company's marketing focus from a manufacturing-driven to a brand-driven strategy. This fundamental shift within the Company reflected senior management's belief that the American sportswear market would be dominated by recognized brands with clearly established images. Management also concluded that increasing market share would go to those companies that were market-driven and able to service their customers with diversified manufacturing and sourcing capabilities. Recognizing its strength in bottoms manufacturing, in 1990 the Company entered into a license agreement for the exclusive use of the BOSS brand name on men's denim apparel and on all types of juniors' sportswear for the young women's market. In 1994, the Company expanded its license agreement to include use of the BOSS brand name on men's, women's, boys' and youth sportswear in the United States and Puerto Rico. In 1997, the Company's rights to manufacture and market BOSS sportswear were further expanded to allow broader product offerings and significant Company control over styling, advertising and distribution. In the fall of 1993, the Company entered into license agreements for the use of the Beverly Hills Polo Club brand name on men's sportswear in the United States and Puerto Rico. License rights were expanded to include Europe in 1996.

    In November 1997, the Company acquired an exclusive license to manufacture and market certain men's sportswear under the Girbaud brand in the United States and Puerto Rico. Over the last ten years, the Girbaud brand was manufactured and marketed in the United States under license by VF Corp. The Girbaud brand is an internationally recognized designer sportswear label with a distinct European influence. By targeting men who desire contemporary international fashion, the Girbaud brand enables the Company to address another consumer segment within its branded product portfolio. The Company has positioned the Girbaud men's line with a broader assortment of products, styles and fabrications reflecting a contemporary European look. The Company began marketing a fall men's collection under the Girbaud brand in February 1998. In March 1998, the Company entered into an exclusive license agreement to manufacture and market certain women's sportswear under the Girbaud brand in the United States and

Puerto Rico. The Company began marketing women's sportswear under the Girbaud brand in the second quarter of 1998. The Company has positioned the Girbaud women's line with a broad assortment of contemporary sportswear products, styles and fabrications. The Company paid an initial license fee of $600,000. Under the Girbaud men's license agreement, the Company is required to spend at least $350,000 in advertising for the men's Girbaud brand in 1998 and at least $500,000 each year thereafter while the agreement is in effect. Under the Girbaud women's license agreement, the Company is required to spend at least $550,000 in advertising for the women's Girbaud brand in 1998 and at least $400,000 each year thereafter while the agreement is in effect. In addition, the Company is required to contribute $190,000 per year to the licensor's advertising and promotional expenditures for the Girbaud brand. In December 1998 the Girbaud women's license agreement was amended to provide that the Company would spend an additional $1.8 million in sales and marketing of the brand in 1999. Minimum royalty payments began in the first quarter of 1998. In November 1998, the Company entered into an exclusive license agreement to manufacture and market certain men's and women's sportwear under the Girbaud brand in selected countries in Central and South America and in the Carribean. See "ITEM
1. Business--Licenses and Other Rights Agreements."

    The Company also manufactures and markets a limited number of pants and jeans styles for women under its own "I.C. Isaacs," "Lord Isaacs" and "Pizzazz" brand names and under third-party private labels for sale to major chain stores and catalogs. The Company intends to continue to manufacture and market these pants and jeans for the foreseeable future. See "ITEM 1. Business--Licenses and Other Rights Agreements."

    Over the past several years, the Company has completed its strategic repositioning from a manufacturing-driven company to a marketing and brand-driven company. Through a focused strategy of providing fashionable, branded merchandise at value prices, the Company has emerged as a significant fashion influence for youthful and contemporary consumers who purchase sportswear through specialty and department stores. The Company's brand-driven market strategy is evidenced by the increase of licensed, branded apparel as a percentage of the Company's net sales. In 1998, the BOSS, Beverly Hills Polo Club and Girbaud brands comprised 73.4%, 14.6% and 4.1% of net sales, respectively. Concurrently with this strategy, the Company has also shifted its product mix from predominately bottoms to a full array of sportswear, including tops and outerwear. The Company has also expanded its branded lines to include sportswear for boys, youth and juniors. Historically, the Company has recognized markdowns for specific unsold inventory in the second and fourth quarters. These specific markdowns are reflected in cost of sales and the related gross margins at the conclusion of the appropriate selling season.

RESULTS OF OPERATIONS

    The following table sets forth, for the periods indicated, the percentage relationship to net sales of certain items in the Company's consolidated statements of income for the periods shown below:

                                                                                     YEAR ENDED DECEMBER 31,
                                                                               -----------------------------------
                                                                                 1996(1)      1997(1)      1998
                                                                               -----------  -----------  ---------
Net sales....................................................................       100.0%       100.0%      100.0%
Cost of sales................................................................        71.1         67.9        79.7
                                                                                    -----        -----   ---------
Gross profit.................................................................        28.9         32.1        20.3
Selling expenses.............................................................        10.0         10.1        14.9
License fees.................................................................         4.1          4.7         5.3
Distribution and shipping expenses...........................................         2.2          2.7         3.4
General and administrative expenses..........................................         4.7          4.6         9.3
                                                                                    -----        -----   ---------
Operating income (loss)......................................................         7.9%        10.0%      (12.6)%
                                                                                    -----        -----   ---------
                                                                                    -----        -----   ---------

------------------------

(1) General and administrative expenses have been reduced to reflect the receipt in 1996 and 1997 of approximately $0.7 million and $0.1 million, respectively, related to an agreement with the Company's insurance carrier to reimburse it for legal fees associated with litigation billed in prior years.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

    NET SALES.

    Net sales decreased 29.6% to $113.7 million in 1998 from $161.4 million in 1997. The decrease was primarily due to increased competition coupled with a softer retail market and compounded by the delay in the introduction of the fall 1998 Boss and Beverly Hills Polo Club men's lines. Net sales of BOSS sportswear decreased $37.0 million or 30.7% to $83.4 million. Net sales of the BOSS tops segment were $32.7 million in 1998 versus $48.1 million in 1997. Net sales of Beverly Hills Polo Club sportswear decreased $8.9 million or 34.9% to $16.6 million. The spring 1999 BOSS and Beverly Hills Polo Club collections were presented on time. Net sales of Girbaud sportswear were $4.7 million in 1998. The Company began to recognize revenue from shipments of Girbaud men's sportswear in the second quarter of 1998 and from shipments of Girbaud sportswear for women in the fourth quarter of 1998. The Company's sales of Company-owned brands and private label brands decreased 41.8% to $9.0 million in 1998. In April 1998, the Company entered into an exclusive license agreement to manufacture and market boys' sportswear under the Beverly Hills Polo Club brand in the United States and Puerto Rico. In November 1998, the Company entered into exclusive international license agreements to manufacture and market men's and women's sportswear under the Girbaud brand in selected countries in Central and South America and in the Caribbean.

    GROSS PROFIT.

    Gross profit decreased 55.4% to $23.1 million in 1998 from $51.8 million in 1997. Gross profit as a percentage of net sales decreased from 32.1% to 20.3% over the same period. The decrease in gross profit was primarily due to the reduction in net sales coupled with excess capacity at its manufacturing facilities due to the reduction in customer orders. In addition, to reduce inventory levels, a significant amount of sales were made in 1998 to a mass retailer at gross profit margins significantly below the margins on goods that are sold to specialty stores. This adversely affected the overall gross margin. In addition, the Company recorded an inventory valuation allowance of $5.5 million in 1998 to properly reflect unsold inventory at net realizable value. The Company monitors inventory levels, by product category, weekly to help identify inventory shortages as well as excess inventory. Personnel look at recent sales data and order backlog to help identify slow moving inventory items. Further, the sales managers continually discuss product turnover and sales forecasts with sales personnel to aid in identifying product shortages and overages. Based on the information available, the Company believes the inventory valuation provision was appropriate at December 31, 1998. The decline in gross profit was offset somewhat by the continued shift of production of denim bottoms from the United States to Mexico to take advantage of the lower labor and overhead.

    SELLING, DISTRIBUTION, GENERAL AND ADMINISTRATIVE EXPENSES.

    Selling, distribution, general and administrative ("SG&A") expenses increased 10.4% to $31.4 million in 1998 from $28.0 million in 1997. As a percentage of net sales, SG&A expenses increased to 27.6% from 17.4% over the same period due to lower net sales coupled with higher advertising expenditures and costs of merchandise samples offset somewhat by lower commissions to the Company's salespersons. Advertising expenditures increased $1.8 million to $5.7 million as the Company continued to focus on enhancing the identity and image of its brands through increased media exposure. The increase in advertising was primarily due to advertising for the Girbaud brand in 1998. Distribution and shipping expenses decreased $0.4 million because of a reduction in overtime wages, due to decreased additional temporary labor at its warehouse facility. General and administrative expenses increased $2.5 million to $10.0 million due to amortization of the BOSS trademark, a one-time write-off of goodwill, professional fees, directors and officers insurance and year 2000 consulting expenses of $1.1 million, $0.4 million, $0.4 million, $0.3 million and $0.2 million, respectively, and $0.2 million and $0.3 million loss provisions for estimated costs associated with closing the Newton, Mississippi and Carthage, Mississippi manufacturing facilities. The loss provisions relate primarily to severance pay for employees.

    LICENSE FEES.

    License fees decreased $1.6 million to $6.0 million in 1998 from $7.6 million in 1997. As a percentage of net sales, license fees increased from 4.7% to 5.3%. The decrease in license fees was not in proportion to the decrease in net sales due to the minimum royalties under the Girbaud men's license agreement.

    OPERATING INCOME (LOSS).

    Operating income (loss) decreased 188.9% to ($14.4) million in 1998 from $16.2 million in 1997. The decline was due to lower net sales and reduced gross profit margin percentage and, to a lesser extent, an increase in operating expenses, as explained above.

    INTEREST EXPENSE.

    Interest expense decreased $0.9 million to $1.5 million in 1998. The Company repaid the outstanding balance of its asset-based revolving line of credit with a portion of the proceeds of its initial public offering completed in December 1997. Borrowings under the line of credit were insignificant in the first six months of 1998, however the Company began to borrow under the line of credit in the third and fourth quarters and incurred $0.2 million in interest expense in 1998. In addition, the Company incurred interest expense of $1.1 million related to the $11.25 million note payable associated with its purchase of the BOSS trademark in November 1997. This expense of $1.1 million was offset somewhat by interest income of $0.3 million earned on available cash. The Company invests its excess cash in short-term investments.

    INCOME TAXES.

    The Company recorded an income tax benefit of $0.2 million in 1998 to recognize a tax benefit for the carryback of net operating losses to recover income taxes paid during 1997. The Company wrote off a deferred tax asset of $1.5 million during the fourth quarter of 1998 due to the uncertainty surrounding the amount of taxable income to be generated in 1999. Prior to its initial public offering, the Company's earnings were not subject to federal, state and local taxes because it elected to be treated as a Subchapter S Corporation. The Company terminated its Subchapter S Corporation status in December 1997.

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

    SELLING, DISTRIBUTION, GENERAL AND ADMINISTRATIVE EXPENSES. SG&A expenses increased 39.3% to $28.0 million in 1997 from $20.1 million in 1996. As a percentage of net sales, SG&A expenses increased to 17.4% from 16.9% in 1996 as the Company continued to increase investment in its organizational structure and personnel to support growth and expanded advertising. Selling expenses increased $4.3 million to $16.2 million in 1997 as a result of higher commissions to the Company's salespersons and higher advertising expenditures which increased $1.4 million to $3.9 million as the Company continued to focus on enhancing the identity and image of its brands through increased media exposure. Distribution and shipping expenses increased $1.6 million to $4.3 million due to higher unit shipments and increased overtime costs. The Company opted to incur additional overtime wages rather than adding personnel to process the increase in unit shipments. General and administrative expenses increased $1.3 million to $7.5 million due to salary increases for existing employees and salaries and costs associated with the hiring of new management and administrative personnel.

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

LIQUIDITY AND CAPITAL RESOURCES

    The Company has relied primarily on internally generated funds, trade credit and asset based borrowings to finance its operations and expansion. The Company's capital requirements primarily result from working capital needed to support increases in inventory and accounts receivable. The Company's working capital decreased significantly during 1998 compared to 1997, primarily due to the 1998 net loss and purchases of treasury stock partially offset by the issuance of Company stock upon the exercise of the over-allotment option in January 1998. As of December 31, 1998, the Company had cash, including temporary investments of $1.3 million and working capital of $31.6 million compared to $7.4 million and $45.9 million, respectively as of December 31, 1997.

    OPERATING CASH FLOW.

    Cash used in operations totaled $9.3 million in 1998, an increase of $7.7 million from December 31, 1997 to December 31, 1998, due to the net loss offset by decreases in accounts receivable, inventories, and accounts payable offset somewhat by increases in refundable income taxes and other assets. Cash used for investing activities in 1998 totaled $1.9 million and was used primarily to purchase the land and initiate the architectural work related to construction of the new distribution center in Milford, Delaware, as well as the purchase of machinery for the Company's factories and upgrading computer equipment to help ensure year 2000 compliance. In addition, the Company paid an initial fee of $0.6 million for the women's Girbaud license. Cash provided by financing activities totaled $5.1 million in 1998, resulting primarily from the issuance of stock upon the exercise of the over-allotment option in January 1998 and borrowings under its revolving line of credit partially offset by the purchase of treasury stock.

    Inventory decreased $0.8 million from December 31, 1997 to December 31, 1998, compared to an increase of $9.8 million from December 31, 1996 to December 31, 1997. The change in 1998 was due to an increase in the quantity of finished goods offset, (in part due to continued production for sales that never materialized), by a $5.5 million inventory valuation allowance related to slow moving inventory. The increase in inventories was due to a decline in sales of BOSS men's and Beverly Hills Polo Club sportswear as well as inventory for the new Girbaud collections.

    The increase in refundable income taxes results from the expected return of estimated income taxes paid in the first quarter of 1998 and a refund of income taxes paid in 1997. The refunds will result from the proposed carryback of net operating losses to 1997 and the elimination of estimated tax payments due to net operating losses in 1998.

    Capital expenditures were $1.5 million in 1998 compared to $1.1 million in 1997. The Company's capital expenditures were primarily for the purchase of land and architectural fees related to construction of the new distribution center in Milford, Delaware as well as the purchase of machinery for the Company's factories and upgrading computer equipment to help ensure year 2000 compliance. In the second quarter, the Company decided to delay the construction of the distribution center in Milford, Delaware. The Company does not intend to dispose of its current distribution center. The Company expects to spend up to $0.5 million to upgrade its computer software programs to ensure year 2000 compliance. Conversion of its primary software programs was completed in November 1998 and testing occurred in the first quarter of 1999. The Company purchased new versions of the two secondary software programs which have been updated for year 2000 compliance. The Company has expensed all consulting fees related to the year 2000 conversion. The Company does not currently have commitments for any other capital expenditures in 1999. In March 1998 the Company paid an initial license fee of $0.6 million for the women's Girbaud license.

    In the second quarter of 1998, the Company closed its Newton, Mississippi manufacturing facility. This closure resulted in a charge of $0.2 million against earnings. The production in this facility, the majority of which was jeans, was transferred to a third party independent contractors facilities in Mexico. The actual expenses incurred were not significantly different than the reserve provided by the Company in the first quarter.

    In the first quarter of 1999, the Company closed its Carthage, Mississippi manufacturing facility. This closure resulted in a charge of $0.3 million against earnings for the quarter ended December 31, 1998. The production in this facility, the majority of which was ladies' pants and jeans under the Company's private labels, was transferred to the remaining Company-owned plant in Raleigh, Mississippi, as well as to independent contractors in Mexico.

    CREDIT FACILITIES.

    The Company has an asset-based revolving line of credit (the "Facility") with Congress Financial Corporation ("Congress"). As of December 31, 1998 the Company had $2.4 million in outstanding borrowings under the Facility compared to no borrowings as of December 31, 1997. In May 1998, the Company amended the Facility with Congress. The amended Facility provided that the Company could borrow up to 85.0% of the net eligible accounts receivable and a portion of imported inventory, as defined in the agreement. Borrowings under the Facility were limited to $30.0 million including outstanding letters of credit which were limited to $12.0 million and bore interest at the lender's prime rate of interest less 0.25%. The amended Facility was due to expire on June 30, 1999.

    In March 1999, the Company further amended the Facility to extend the term of the Facility through December 31, 2000. The amended Facility provides that the Company may borrow up to 80.0% of net eligible accounts receivable and a portion of imported inventory, as defined in the agreement. Borrowings under the Facility may not exceed $25.0 million (including outstanding letters of credit which are limited to $8.0 million) and bear interest at the lender's prime rate of interest plus 1.0%. In connection with amending the Facility, the Company will pay Congress a financing fee of $125,000 one half of which was paid at the time of signing and the other half which will be paid on June 30, 2000. The financing fee will be amortized over 21 months.

    In November 1997, the Company borrowed $11.25 million from Ambra, Inc. to finance the acquisition of certain BOSS trademark rights. This obligation is evidenced by a secured limited recourse promissory note which matures on December 31, 2007 (the "Note"). The Note bears interest at 10.0% per annum, payable quarterly; principal is payable in full upon maturity of the Note. The
Note is collateralized by the Domestic BOSS Trademark Rights. See "ITEM 1. Business--Licenses and other Rights Agreements."

    The Company extends credit to its customers. Accordingly, the Company may have significant risk in collecting accounts receivable from its customers. The Company has credit policies and procedures which it uses to minimize exposure to credit losses. The Company's collection personnel regularly contact customers with receivable balances outstanding beyond 30 days to expedite collection. If these collection efforts are unsuccessful, the Company may discontinue merchandise shipments until the outstanding balance is paid. Ultimately, the Company may engage an outside collection organization to collect past due accounts. Timely contact with customers has been effective in reducing credit losses to an immaterial amount. In 1997, and 1998, the Company's credit losses were $1.2 million and $1.4 million, respectively. The Company's actual credit losses as a percentage of net sales was 0.6% and 1.2%, respectively.

    The Company believes that current levels of cash and cash equivalents ($1.3 million at December 31, 1998) together with cash from operations and funds available under its Facility, will be sufficient to meet its capital requirements for the next 12 months.

YEAR 2000 COMPLIANCE AND EXPENDITURES

    The Company has determined that it will be required to modify or replace portions of its information technology systems, both hardware and software, so that they will property recognize and utilize dates beyond December 31, 1999 (the "Year 2000 issue"). As a result, the Company has developed a plan to review and, as appropriate, modify or replace the software (and replace some hardware) in its computer systems. The Company presently believes that with modifications to existing software, conversions to new software and replacement of some hardware, the Year 2000 issue will be satisfactorily resolved in its own systems. The Company has established an internal auditing process to tract and verify the results of its plan and tests. The Company has substantially completed the renovation, validation and implementation phases of its plan with respect to its mission-critical systems. The Company is also working with key external parties with whom it has important financial and operational relationships, including banks, utilities and other vendors and third party payors, to assess the remediation efforts made by these parties with respect to their own systems and to determine the extent to which such systems are vulnerable to the Year 2000 issue. The Company has not yet received sufficient information from these parties about their remediation plans to predict the outcome of their efforts. The Company is also developing a contingency plan that is expected to address financial and operational problems that might arise on and around January 1, 2000. This contingency plan would include identifying back-up processes that do not rely on computers whenever possible. The Company has incurred and expects to continue to incur expenses allocable to internal staff, as well as costs for outside consultants, and computer systems' remediation and replacement in order to achieve Year 2000 compliance. The Company completed the conversion of its primary software programs in November 1998 and testing occurred in the first quarter of 1999. The Company currently estimates that these costs will total approximately $0.5 million, $0.2 million of which was incurred in 1998. The costs of the year 2000 program and the date on which the Company plans to complete Year 2000 modifications are based on current estimates, which reflect numerous assumptions about future events, including the continued availability of certain resources, the timing and effectiveness of third-party remediation plans and other factors. The Company can give no assurance that these estimates will be achieved, and actual results could differ materially from the Company's plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct relevant computer source codes and embedded technology, the results of internal and external testing and the timelessness and the effectiveness of remediation efforts of third parties.

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

BACKLOG AND SEASONALITY

    The Company's business is impacted by the general seasonal trends that are characteristic of the apparel and retail industries. In the Company's segment of the apparel industry, sales are generally higher in the first and third quarters. Historically, the Company has taken greater markdowns in the second and fourth quarters. The Company generally receives orders for its products three to five months prior to the time the products are delivered to stores. As of December 31, 1998, the Company had unfilled orders of approximately $27.0 million, compared to approximately $46.0 million of such orders as of December 31, 1997. The backlog or orders at any given time is affected by a number of factors, including seasonality, weather conditions, scheduling or manufacturing and shipment of products. These factors, increased competition, and continued sluggishness in the retail apparel contributed to the decrease in backlog from December 31, 1997 to December 31, 1998. As the time of the shipment of products may vary from year to year, the results for any particular quarter may not be indicative of the results for the full year.

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

RECENT ACCOUNTING PRONOUNCEMENTS

    Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), establishes standards for reporting and display of comprehensive income, its components accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company adopted SFAS 130 during the first quarter of 1998 and has no items of comprehensive income to report.

    Statement of Financial Accounting Standards (SFAS) 131, "Disclosure about Segments of a Business Enterprise", establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected financial information about operating segments in interim financial statements issued to the public for periods ending after December 15, 1997. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Presently, the Company operates in one business segment.

    In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132, "Employers Disclosures about Pensions and Other Postretirement Benefits" ("SFAS 132"). SFAS 132 revised employers' disclosures about pension and other postretirement benefit plans but does not change measurement or recognition of those plans. Also, SFAS 132 requires additional information on changes in the benefit obligations and fair values of plan assets. Presently, the Company does not offer postretirement benefits. Consequently, disclosures about the Company's pension plan did not change upon adoption of SFAS 132.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The consolidated financial statements of the Company and the report of independent certified public accountants thereon are set forth on pages F-1 through F-21 hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

    The information appearing in the Company's Definitive Proxy Statement prepared in connection with the 1999 Annual Meeting of Stockholders (the "Proxy Statement") under the captions "Proposal 1: Election of Class I Directors" and "Principal Executive Officers of the Company Who Are Not Also Directors" are incorporated herein by reference. The Proxy Statement will be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a)1. Financial Statements. The following financial statements, related notes and the Report of Independent Auditors, are included in response to Item 8 hereof:

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                               PAGE
                                                                                                             ---------
Report of Independent Certified Public Accountants.........................................................        F-2
Consolidated Balance Sheets at December 31, 1997 and 1998..................................................        F-3
Consolidated Statements of Operations for the years ended December 31, 1996, 1997 and 1998.................        F-4
Consolidated Statements of Stockholders' Equity for the years ended December 31, 1996, 1997 and 1998.......        F-5
Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1997 and 1998.................        F-6
Notes to Consolidated Financial Statements.................................................................        F-7

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

(a)3. Exhibits (numbered in accordance with Item 601 of Regulation S-K). See accompanying Index to Exhibits. The following is a list of Exhibits filed herewith:

     10.37  Amended and Restated Omnibus Stock Plan

     10.38  Amendment by and between BHPC Marketing, Inc. and I.C. Isaacs Europe, S.L. dated
            November 12, 1998 relating to the International Exclusive License Agreement
            (Wholesale) dated August 15, 1996

     10.39  Amendment by and between BHPC Marketing, Inc. and I.C. Isaacs Europe, S.L. dated
            November 12, 1998 relating to the International Exclusive License Agreement
            (Retail) dated August 15, 1996

   ++10.40  Amendment No. 1 dated November 12, 1998 to Trademark License and Technical
            Assistance Agreement for Men's Collections by and between I.C. Isaacs & Co., L.P.
            and Latitude Licensing Corp.

   ++10.41  Amendment No. 2 dated November 12, 1998 to Trademark License and Technical
            Assistance Agreement for Women's Collections by and between I.C. Isaacs & Co.,
            L.P. and Latitude Licensing Corp.

     10.42  Executive Employment Agreement by and between I.C. Isaacs & Company, Inc. and
            Daniel Gladstone dated January 21, 1999

     10.48  Amendment No. 2 to Employment Agreement by and between I.C. Isaacs & Company,
            Inc. and Robert J. Arnot dated February 11, 1999

     10.49  Amendment No. 2 to Employment Agreement by and between I.C. Isaacs & Company,
            Inc. and Gerald W. Lear dated February 11, 1999

     10.50  Amendment No. 2 to Employment Agreement by and between I.C. Isaacs & Company,
            Inc. and Eugene C. Wielepski dated February 11, 1999

     10.51  Amendment No. 2 to Employment Agreement by and between I.C. Isaacs & Company,
            Inc. and Thomas Ormandy dated February 11, 1999

     10.52  Amendment No. 1 to Consulting Agreement by and between I.C. Isaacs & Company and
            Gary Brashers dated February 11, 1999

     10.53  Sixteenth Amendment to Financing Agreements dated March 26, 1999

     10.54  Amendment by and between BHPC Marketing, Inc. dated March 1, 1999 relating to the
            International Exclusive License Agreement (Wholesale) dated August 15, 1996

     10.55  Amendment by and between BHPC Marketing, Inc. dated March 1, 1999 relating to the
            International Exclusive License Agreement (Retail) dated August 15, 1996

     10.56  Amendment No. 1 dated March 4, 1998 to Trademark License and Technical Assistance
            Agreement for Men's Collections by and between the Company and Latitude Licensing
            Corp.

   ++10.57  Amendment No. 3 dated December 23, 1998 to Trademark License and Technical
            Assistance Agreement for Women's Collections by and between the Company and
            Latitude Licensing Corp.

     23.01  Consent of BDO Seidman, LLP

     27.01  Financial Data Schedule

(b) Reports on Form 8-K:

    On August 27, 1998, the Company filed a Current Report on Form 8-K to announce that its Board of Directors had approved a restructuring of the senior management team resulting in a streamlined and clarified chain of command. Mr. Robert J. Arnot remained Chairman of the Board and became the Company's sole Chief Executive Officer. Mr. Gerald W. Lear relinquished his position as Co-CEO, but continues to serve as President and has assumed the title and responsibilities of Chief Operating Officer. Mr. Gary Brashers resigned as Chief Operating Officer and as a member of the Board of Directors. His resignation reflected the Company's reduction in domestic manufacturing in favor of global sourcing to move forward as a marketing and brand-driven company focused on design and image. Mr. Brashers continues to serve the Company as a consultant in connection with its existing manufacturing operations in Mississippi and the expansion of the Company's manufacturing operations in Mexico. Mr. Thomas Ormandy was named by the Board of Directors to fill the vacancy on the Board of Directors created by Mr. Brashers' resignation and will serve Mr. Brashers' remaining term which expires in 1999 or until his successor has been elected and has qualified. Mr. Ormandy has been Vice President-Sales of the Company since 1986.

------------------------

++ Certain portions of this exhibit have been omitted pursuant to a request for an order granting confidential treatment and have been filed separately with the Securities and Exchange Commission.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULE

I.C. Isaacs & Company, Inc.

    The audits referred to in our report to I.C. Isaacs & Company, Inc., dated February 26, 1999 which is contained in Item 8 of this Form 10-K, include the audit of the financial statement schedule listed in the accompanying index for each of the three years in the period ended December 31, 1998. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based upon our audits.

    In our opinion, such schedule presents fairly, in all material respects, the information set forth therein.

                                          /s/ BDO Seidman, LLP

Washington, D.C.
February 26, 1999, except for
Note 3, which is as
of March 19, 1999

                                                                     SCHEDULE II

                          I. C. ISAACS & COMPANY, INC.

                       VALUATION AND QUALIFYING ACCOUNTS

                                                            BALANCE AT    CHARGED TO
                                                           BEGINNING OF   COSTS AND                   BALANCE AT
                                                               YEAR        EXPENSES      DEDUCTION    END OF YEAR
                                                           ------------  ------------  -------------  -----------
DESCRIPTION

Year ended December 31, 1996
  Allowance for doubtful accounts........................  $    350,000  $  1,194,000  $    (884,000)  $ 660,000
  Reserve for sales returns and discounts................       487,000     5,956,000     (5,634,000)    809,000
Year ended December 31, 1997
  Allowance for doubtful accounts........................       660,000     1,740,000     (1,215,000)  1,185,000
  Reserve for sales returns and discounts................       809,000    10,646,000    (11,278,000)    177,000
Year ended December 31, 1998
  Allowance for doubtful accounts........................     1,185,000     1,595,000     (1,427,000)  1,353,000
  Reserve for sales returns and discounts................       177,000     6,733,000     (6,814,000)     96,000

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

                                         I.C. ISAACS & COMPANY , INC.
                                                 (REGISTRANT)

                                By:             /s/ ROBERT J. ARNOT
                                     -----------------------------------------
                                                  Robert J. Arnot
                                               CHAIRMAN OF THE BOARD
                                            AND CHIEF EXECUTIVE OFFICER
                                                Date: March 26, 1999

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          SIGNATURE                        TITLE                    DATE
------------------------------  ---------------------------  -------------------

     /s/ ROBERT J. ARNOT        Chairman of the Board and
------------------------------    Chief Executive Officer      March 26, 1999
       Robert J. Arnot            and Director (Principal
                                  Executive Officer)

       /s/ GERALD LEAR          President and Chief
------------------------------    Operating Officer and        March 26, 1999
         Gerald Lear              Director

                                Vice President and Chief
   /s/ EUGENE C. WIELEPSKI        Financial Officer and
------------------------------    Director (Principal          March 26, 1999
     Eugene C. Wielepski          Financial and Accounting
                                  Officer)

      /s/ IRA J. HECHLER
------------------------------           Director              March 26, 1999
        Ira J. Hechler

       /s/ JON HECHLER
------------------------------           Director              March 26, 1999
         Jon Hechler

    /s/ RONALD S. SCHMIDT
------------------------------           Director              March 26, 1999
      Ronald S. Schmidt

    /s/ THOMAS P. ORMANDY
------------------------------           Director              March 26, 1999
      Thomas P. Ormandy

       /s/ NEAL J. FOX
------------------------------           Director              March 26, 1999
         Neal J. Fox

   /s/ ANTHONY J. MARTERIE
------------------------------           Director              March 26, 1999
     Anthony J. Marterie

                          I.C. ISAACS & COMPANY, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                                PAGE
                                                                                                                -----
Report of Independent Certified Public Accountants.........................................................         F-2

Consolidated Balance Sheets at December 31, 1997 and 1998..................................................         F-3

Consolidated Statements of Operations for the years ended December 31, 1996, 1997 and 1998.................         F-4

Consolidated Statements of Stockholders' Equity for the years ended December 31, 1996, 1997 and 1998.......         F-5

Consolidated Statements of Cash Flows for the years ended December 31 1996, 1997 and 1998..................         F-6

Notes to Consolidated Financial Statements.................................................................         F-7

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders
I.C. Isaacs & Company, Inc.
Baltimore, Maryland

    We have audited the accompanying consolidated balance sheets of I.C. Isaacs & Company, Inc. and subsidiaries as of December 31, 1997 and 1998 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of I.C. Isaacs & Company, Inc. and subsidiaries at December 31, 1997 and 1998 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

                                          /S/  BDO SEIDMAN, LLP

Washington, D.C.
February 26, 1999, except
for Note 3, which is
as of March 19, 1999

                          I.C. ISAACS & COMPANY, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                                             DECEMBER 31,
                                                                                     ----------------------------
                                                                                         1997           1998
                                                                                     -------------  -------------
ASSETS
Current
  Cash, including temporary investments of $6,512,455 and $887,845.................  $   7,422,067  $   1,345,595
  Accounts receivable, less allowance for doubtful accounts of $1,185,000 and
    $1,353,000 (Note 3)............................................................     23,020,077     14,904,501
  Inventories (Notes 1 and 3)......................................................     23,936,226     23,121,971
  Prepaid expenses and other.......................................................      1,072,436        882,355
  Refundable income taxes..........................................................             --      1,799,450
                                                                                     -------------  -------------
Total current assets...............................................................     55,450,806     42,053,872
Property, plant and equipment, at cost, less accumulated depreciation and
  amortization (Notes 2 and 3).....................................................      2,678,688      3,247,646
Trademark and licenses, less accumulated amortization of $187,500 and $1,412,500
  (Note 7).........................................................................     11,062,500     10,437,500
Goodwill, less accumulated amortization of $863,505 and $1,412,790.................      1,788,595      1,239,310
Deferred income taxes (Note 5).....................................................      1,505,000             --
Other assets (Note 8)..............................................................        957,132      2,067,815
                                                                                     -------------  -------------
                                                                                     $  73,442,721     59,046,143
                                                                                     -------------  -------------
                                                                                     -------------  -------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current
  Checks issued against future deposits............................................  $          --  $   1,298,929
  Current maturities of long-term debt and revolving line of credit
    (Note 3).......................................................................             --      2,412,235
  Current maturities of capital lease obligations (Note 3).........................        172,515        179,864
  Accounts payable.................................................................      6,967,488      4,301,707
  Accrued expenses and other current liabilities (Note 4)..........................      1,979,364      2,074,305
  Accrued compensation.............................................................        235,309        209,773
  Income taxes payable.............................................................        156,000             --
                                                                                     -------------  -------------
Total current liabilities..........................................................      9,510,676     10,476,813
                                                                                     -------------  -------------
Long-term debt (Note 3)
  Note payable.....................................................................     11,250,000     11,250,000
  Capital lease obligations........................................................        186,122          6,258
                                                                                     -------------  -------------
Total long-term debt...............................................................     11,436,122     11,256,258
                                                                                     -------------  -------------

Commitments and Contingencies (Notes 3, 7 and 8)

STOCKHOLDERS' EQUITY (NOTE 6):
  Preferred stock; $.0001 par value; 5,000,000 shares authorized, none
    outstanding....................................................................             --             --
  Common stock; $.0001 par value; 50,000,000 shares authorized; 7,824,699 and
    8,344,699 shares issued; 7,800,000 and 6,782,200 shares outstanding............            782            834
  Additional paid-in capital.......................................................     34,120,190     38,924,998
  Retained earnings................................................................     18,389,819      1,597,270
  Treasury stock, at cost (24,699 and 1,562,499 shares)............................        (14,868)    (3,210,030)
                                                                                     -------------  -------------
  Total stockholders' equity.......................................................     52,495,923     37,313,072
                                                                                     -------------  -------------
                                                                                     $  73,442,721     59,046,143
                                                                                     -------------  -------------
                                                                                     -------------  -------------

   See accompanying summary of accounting policies and notes to consolidated financial statements.

                          I.C. ISAACS & COMPANY, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                             YEARS ENDED DECEMBER 31,
                                                                  ----------------------------------------------
                                                                       1996            1997            1998
                                                                  --------------  --------------  --------------
Net sales.......................................................  $  118,655,253  $  161,445,362  $  113,720,799
Cost of sales...................................................      84,421,651     109,693,828      90,660,582
                                                                  --------------  --------------  --------------
Gross profit....................................................      34,233,602      51,751,534      23,060,217
                                                                  --------------  --------------  --------------
Operating expenses
  Selling.......................................................      11,897,834      16,235,974      16,982,794
  License fees (Note 7).........................................       4,817,037       7,577,482       6,020,196
  Distribution and shipping.....................................       2,669,093       4,306,566       3,899,917
  General and administrative....................................       6,243,327       7,546,105       9,998,503
  Provision for severance (Note 7)..............................              --              --         526,326
  Recovery of legal fees (Note 7)...............................        (718,558)       (117,435)             --
                                                                  --------------  --------------  --------------
Total operating expenses........................................      24,908,733      35,548,692      37,427,736
                                                                  --------------  --------------  --------------
Operating income (loss).........................................       9,324,869      16,202,842     (14,367,519)
                                                                  --------------  --------------  --------------
Other income (expense)
  Interest, net of interest income of $18,249, $16,045
    and $252,392................................................      (1,365,163)     (2,372,132)     (1,454,748)
  Other, net....................................................          84,795           3,001         380,718
                                                                  --------------  --------------  --------------
Total other income (expense)....................................      (1,280,368)     (2,369,131)     (1,074,030)
                                                                  --------------  --------------  --------------
Income (loss) before minority interest and income taxes.........       8,044,501      13,833,711     (15,441,549)
Minority interest...............................................         (81,842)       (134,727)             --
                                                                  --------------  --------------  --------------
Income (loss) before income taxes...............................       7,962,659      13,698,984     (15,441,549)
Income tax benefit (provision) (Note 5).........................              --       1,349,000      (1,351,000)
                                                                  --------------  --------------  --------------
Net income (loss)...............................................  $    7,962,659  $   15,047,984  $  (16,792,549)
                                                                  --------------  --------------  --------------
                                                                  --------------  --------------  --------------
Basic and diluted net income (loss) per share...................  $         1.99  $         3.68  $        (2.15)
Weighted average common shares outstanding......................       4,000,000       4,093,699       7,809,540

Pro forma financial information:
  Income before income taxes, as presented......................  $    7,962,659  $   13,698,984
  Pro forma provision for income taxes (unaudited)..............       3,265,000       5,617,000
                                                                  --------------  --------------
  Pro forma net income (unaudited)..............................  $    4,697,659  $    8,081,984
                                                                  --------------  --------------
                                                                  --------------  --------------
  Pro forma basic and diluted earnings per share (unaudited)....  $         0.95  $         1.62
  Weighted average shares outstanding...........................       4,930,000       5,000,767

   See accompanying summary of accounting policies and notes to consolidated financial statements.

                          I.C. ISAACS & COMPANY, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                            PREFERRED STOCK            COMMON STOCK       ADDITIONAL
                                        ------------------------  ----------------------   PAID-IN     RETAINED     TREASURY
                                          SHARES       AMOUNT      SHARES      AMOUNT      CAPITAL     EARNINGS      STOCK
                                        -----------  -----------  ---------  -----------  ----------  -----------  ----------
Balance at December 31, 1995..........          --           --   4,024,699   $     402   $  266,579  $14,392,704  $  (14,868)
Net income............................          --           --          --          --           --    7,962,659          --
Stockholder distributions.............          --           --          --          --           --   (3,214,899)         --
                                        -----------  -----------  ---------       -----   ----------  -----------  ----------

Balance at December 31, 1996..........          --           --   4,024,699         402      266,579   19,140,464     (14,868)
Issuance of common stock..............          --           --   3,800,000         380   33,853,611           --          --
Net income............................          --           --          --          --           --   15,047,984          --
Stockholder distributions.............          --           --          --          --           --  (15,798,629)         --
                                        -----------  -----------  ---------       -----   ----------  -----------  ----------
Balance, at December 31, 1997.........          --           --   7,824,699         782   34,120,190   18,389,819     (14,868)
Net loss..............................          --           --          --          --           --  (16,792,549)         --
Issuance of stock options to non-
  employee directors..................          --           --          --          --       30,000           --          --
Purchase of treasury stock............          --           --          --          --           --           --  (3,195,162)
Issuance of common stock..............          --           --     520,000          52    4,774,808           --          --
                                        -----------  -----------  ---------       -----   ----------  -----------  ----------
Balance, at December 31, 1998.........          --           --   8,344,699   $     834   $38,924,998 $ 1,597,270  $(3,210,030)
                                        -----------  -----------  ---------       -----   ----------  -----------  ----------
                                        -----------  -----------  ---------       -----   ----------  -----------  ----------


                                           TOTAL
                                        -----------
Balance at December 31, 1995..........  $14,644,817
Net income............................    7,962,659
Stockholder distributions.............   (3,214,899)
                                        -----------
Balance at December 31, 1996..........   19,392,577
Issuance of common stock..............   33,853,991
Net income............................   15,047,984
Stockholder distributions.............  (15,798,629)
                                        -----------
Balance, at December 31, 1997.........   52,495,923
Net loss..............................  (16,792,549)
Issuance of stock options to non-
  employee directors..................       30,000
Purchase of treasury stock............   (3,195,162)
Issuance of common stock..............    4,774,860
                                        -----------
Balance, at December 31, 1998.........  $37,313,072
                                        -----------
                                        -----------

   See accompanying summary of accounting policies and notes to consolidated financial statements.

                          I.C. ISAACS & COMPANY, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                YEARS ENDED DECEMBER 31,
                                                                      --------------------------------------------
                                                                          1996           1997            1998
                                                                      -------------  -------------  --------------
Operating Activities
  Net income (loss).................................................  $   7,962,659  $  15,047,984  $  (16,792,549)
Adjustments to reconcile net income (loss) to net cash provided by
(used in) operating activities
  Deferred income taxes.............................................             --     (1,505,000)      1,505,000
  Provision for doubtful accounts...................................      1,193,693      1,739,865       1,594,925
  Write off of accounts receivable..................................       (883,693)    (1,214,865)     (1,426,925)
  Provision for sales returns and discounts.........................      5,955,658     10,646,418       6,733,208
  Sales returns and discounts.......................................     (5,633,525)   (11,277,938)     (6,814,537)
  Provision for overcharges.........................................             --        166,150              --
  Depreciation and amortization.....................................      1,359,252      1,123,460       2,640,279
  (Gain) loss on sale of assets.....................................        (71,800)       (26,928)        (68,895)
  Minority interest.................................................         81,842        134,727              --
  Compensation expense on stock options.............................             --             --          30,000
(Increase) decrease in assets
  Accounts receivable...............................................     (6,850,073)    (6,496,717)      8,028,905
  Inventories.......................................................        232,756     (9,845,252)        814,255
  Prepaid expenses and other........................................       (563,388)       194,219         190,081
  Refundable income taxes...........................................             --             --      (1,799,450)
  Other assets......................................................             --       (854,567)     (1,140,683)
Increase (decrease) in liabilities
  Accounts payable..................................................      1,268,184        589,178      (2,665,781)
  Accrued expenses and other current liabilities....................        327,320       (164,913)         94,941
  Accrued compensation..............................................        (16,100)        40,599         (25,536)
  Income taxes payable..............................................             --        156,000        (156,000)
                                                                      -------------  -------------  --------------
Cash provided by (used in) operating activities.....................      4,362,785     (1,547,580)     (9,258,762)
                                                                      -------------  -------------  --------------
Investing Activities
  Proceeds from sale of assets......................................         71,800         38,174         188,067
  Capital expenditures..............................................       (701,821)    (1,104,832)     (1,524,124)
  Acquisition of license............................................             --             --        (600,000)
                                                                      -------------  -------------  --------------
Cash used in investing activities...................................       (630,021)    (1,066,658)     (1,936,057)
                                                                      -------------  -------------  --------------
Financing Activities
  Checks issued against future deposits.............................        (67,153)    (1,150,679)      1,298,929
  Issuance of common stock..........................................             --     33,853,991       4,774,860
  Purchase of treasury stock........................................             --             --      (3,195,162)
  Stockholder distributions.........................................     (3,214,899)   (15,798,629)             --
  Principal payments on debt........................................     (1,632,216)    (7,437,177)       (172,515)
  Principal proceeds from debt......................................        783,349             --       2,412,235
  Deferred financing costs..........................................        (75,000)       (35,000)             --
  Purchase of minority interest.....................................             --       (335,000)             --
                                                                      -------------  -------------  --------------
Cash provided by (used in) financing activities.....................     (4,205,919)     9,097,506       5,118,347
                                                                      -------------  -------------  --------------
Increase (decrease) in cash and cash equivalents....................       (473,155)     6,483,268      (6,076,472)
Cash and Cash Equivalents, at beginning of year.....................      1,411,954        938,799       7,422,067
                                                                      -------------  -------------  --------------
Cash and Cash Equivalents, at end of year...........................  $     938,799  $   7,422,067  $    1,345,595
                                                                      -------------  -------------  --------------
                                                                      -------------  -------------  --------------

   See accompanying summary of accounting policies and notes to consolidated financial statements.

                          I.C. ISAACS & COMPANY, INC.

                         SUMMARY OF ACCOUNTING POLICIES

BASIS OF PRESENTATION

    The consolidated financial statements include the accounts of I.C. Isaacs & Company, Inc. ("ICI"), I.C. Isaacs Europe, S.L. ("Isaacs Europe"), I.C. Isaacs & Company, L.P. (the "Partnership"), Isaacs Design, Inc. ("Design") and I. C. Isaacs Far East (collectively the "Company"). ICI operates as the general partner of the Partnership and has a 99.0% ownership interest. The limited partner, with a 1.0% ownership interest was an individual. The Company accounted for the limited partner's ownership interest as a minority interest in the accompanying consolidated financial statements. In connection with the initial public offering of its common stock, ICI purchased the limited partnership interest, at book value, from the limited partner. The Company established Isaacs Europe in July 1996 as the exclusive licensee of Beverly Hills Polo Club sportswear in Europe. Isaacs Europe did not have any significant revenue or expenses in 1996, 1997 and 1998. All intercompany balances and transactions have been eliminated. Also, ICI terminated its Subchapter S corporation status on December 22, 1997, and became subject to federal, state and local income taxes.

BUSINESS DESCRIPTION

    The Company, which operates in one business segment, designs, manufactures and markets full lines of sportswear for young men, women and boys under the BOSS brand in the United States and Puerto Rico and for men under the Beverly Hills Polo Club brand in the United States, Puerto Rico and Europe. The Company began marketing boys sportswear under the Beverly Hills Polo Club brand in the first quarter of 1999. In February 1998, the Company began offering collections of men's sportswear under the Girbaud brand in the United States and Puerto Rico. The Company began marketing women's sportswear under the Girbaud brand in the second quarter of 1998 for delivery during the 1998 holiday season. The Company also manufactures and markets women's sportswear under various other Company-owned brand names as well as under third-party private labels.

INITIAL PUBLIC OFFERING

    Effective December 17, 1997, ICI sold 3,800,000 shares of its common stock in an initial public offering. Net proceeds of the offering, after deducting underwriting discounts and commissions and professional fees, approximated $33.9 million. Proceeds of the offering were used to retire the revolving line of credit totaling approximately $19.5 million and to pay the final distribution to stockholders of the Subchapter S corporation of $9.3 million. The remaining $5.1 million was used for general corporate purposes. On January 23, 1998, upon the partial exercise of an over-allotment option, the Company sold an additional 520,000 shares of its common stock and received net proceeds of approximately $4.8 million. The additional proceeds were used for general corporate purposes. The final distribution to the stockholders represented a portion of the cumulative undistributed S corporation earnings as of December 22, 1997 (termination date of S corporation status).

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

CONCENTRATION OF CREDIT RISK

    Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of trade accounts receivable. The Company's customer base is not concentrated in any specific geographic region, but is concentrated in the retail industry. For the years ended December 31, 1996, 1997, and 1998 sales to a specific customer were $15,445,131, $22,610,114 and $29,840,195. These amounts constitute 13.0%, 14.0% and 26.2% of total sales, respectively. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. The Company's actual credit losses as a percentage of net sales have been less than 1.2%.

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

GOODWILL

    The Company has recorded goodwill based on the excess of purchase price over net assets acquired. The Company analyzes the operating income of the women's Company-owned and private label lines in relation to the goodwill amortization on a quarterly basis for evidence of impairment. During the year ended December 31, 1998, management determined that the reduction in sales had significantly impacted the operating income of the women's Company-owned and private label lines and that an impairment of the goodwill has occurred. In response, management has recorded a one-time write down of $435,000 and

                          I.C. ISAACS & COMPANY, INC.

has reduced the life of the goodwill from 40 years to 20 years. The remaining goodwill will be amortized over 63 months. Management will continue to analyze the profitability of women's private label lines on a quarterly basis for any additional impairment.

TRADEMARK AND LICENSES

    Included in trademark and licenses is the cost of certain trademark and licenses which allow the Company to manufacture and market certain branded apparel. The Company capitalized the cost of obtaining the trademarks and licenses, and the cost is being amortized on a straight-line basis over the initial term of the trademark or license. The Company accrues royalty expense related to the licenses at the greater of the specified percentage of sales or the minimum guaranteed royalty set forth in the license agreements.

ASSET IMPAIRMENT

    Effective January 1, 1996, ICI adopted Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets" ("SFAS 121"). In accordance with SFAS 121, ICI periodically evaluates the carrying value of long-lived assets when events and circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from such asset is separately identifiable and is less than the carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved.

REVENUE RECOGNITION

    Sales are recognized upon shipment of products. Allowances for estimated returns are provided when sales are recorded.

ADVERTISING COSTS

    Advertising costs, included in selling expenses, are expensed as incurred and were $2,529,109, $3,867,371 and $5,676,799 for the years ended December 31, 1996, 1997 and 1998, respectively.

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

                          I.C. ISAACS & COMPANY, INC.

EARNINGS PER SHARE

    Earnings per share is based on the weighted average number of shares of common stock and dilutive common stock equivalents outstanding. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity. Basic and diluted earnings per share are the same during 1998 because the impact of dilutive securities is anti-dilutive. During 1996 and 1997 there were no dilutive common stock equivalents outstanding.

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

    Supplementary pro forma earnings per share for the year ended December 31, 1996 and 1997 were $.83 and $1.17, respectively. Supplementary earnings per share for the year ended December 31, 1996 are based upon the weighted average number of shares of common stock used in the calculation of pro forma net income per share increased by the sale of 722,041 shares at the initial public offering price of $10.00 per share, the proceeds of which would be necessary to repay approximately $7,220,408 of the Company's term loan and revolving credit facility. Supplementary pro forma earnings per share for the year ended December 31, 1997 are based on the weighted average of the above shares increased by 1,950,000 shares related to the repayment of the term loan and credit facility for the period prior to the initial public offering and 7,800,000 shares for the period subsequent to the initial public offering.

RECENT ACCOUNTING PRONOUNCEMENTS

    Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), establishes standards for reporting and display of comprehensive income, its components accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company adopted SFAS 130 during the first quarter of 1998 and has no items of comprehensive income to report.

    Statement of Financial Accounting Standards (SFAS) 131, "Disclosure about Segments of a Business Enterprise", establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public for periods ending after December 15, 1997. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Presently, the Company operates in one business segment.

    In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132, "Employers Disclosures about Pensions and Other Postretirement Benefits"

                          I.C. ISAACS & COMPANY, INC.

("SFAS 132"). SFAS 132 revised employers' disclosures about pension and other postretirement benefit plans but does not change measurement or recognition of those plans. Also, SFAS 132 requires additional information on changes in the benefit obligations and fair values of plan assets. Presently, the Company does not offer postretirement benefits. Consequently, disclosures about the Company's pension plan did not change upon adoption of SFAS 132.

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

                          I. C. ISAACS & COMPANY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. INVENTORIES

    Inventories consist of the following:

                                                                         DECEMBER 31,
                                                                 ----------------------------
                                                                     1997           1998
                                                                 -------------  -------------
Raw materials..................................................  $   4,742,653  $   4,790,634
Work-in process................................................      1,864,569      1,531,424
Finished goods.................................................     17,329,004     16,799,913
                                                                 -------------  -------------
                                                                 $  23,936,226  $  23,121,971
                                                                 -------------  -------------
                                                                 -------------  -------------

2. PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment consists of the following:

                                                             DECEMBER 31,          ESTIMATED
                                                      --------------------------    USEFUL
                                                          1997          1998         LIVES
                                                      ------------  ------------  -----------
Land................................................  $    185,660  $    731,004
Building and improvements...........................     5,339,371     5,439,734   18 years
Machinery, equipment and fixtures...................     9,485,268     9,086,270   5-7 years
Other...............................................     1,167,655     1,351,454    various
                                                      ------------  ------------
                                                        16,177,954    16,608,462
Less accumulated depreciation and amortization......    13,499,266    13,360,816
                                                      ------------  ------------
                                                      $  2,678,688  $  3,247,646
                                                      ------------  ------------
                                                      ------------  ------------

3. LONG-TERM DEBT

    Long-term debt consists of the following:

                                                                         DECEMBER 31,
                                                                 ----------------------------
                                                                     1997           1998
                                                                 -------------  -------------
Revolving line of credit (a)...................................  $          --  $   2,412,235
Notes payable (b)..............................................     11,250,000     11,250,000
Capital lease obligations (c)..................................        358,637        186,122
                                                                 -------------  -------------
Total..........................................................     11,608,637     13,848,357
Less current maturities of long-term debt and revolving line of
  credit.......................................................             --      2,412,235
Less current maturities of capital lease obligations...........        172,515        179,864
                                                                 -------------  -------------
                                                                 $  11,436,122  $  11,256,258
                                                                 -------------  -------------
                                                                 -------------  -------------

    (a) The Company has an asset-based revolving line of credit (the "Agreement") with Congress Financial Corporation ("Congress"). As of December 31, 1998 the Company had $2,412,235 in outstanding borrowings under its revolving line of credit. There were no borrowings as of December 31, 1997.

    In May 1998, the Company amended the Agreement with Congress. The amended Agreement provided that the Company could borrow up to 85.0% of the net eligible accounts receivable and a portion of imported inventory, as defined in the Agreement. Borrowings under the Agreement were limited to

                          I. C. ISAACS & COMPANY, INC.

3. LONG-TERM DEBT (CONTINUED)

$30.0 million including outstanding letters of credit which were limited to $12.0 million, and bore interest at the lender's prime rate of interest less 0.25% (effectively 7.5% at December 31, 1998). The amended Agreement was due to expire on June 30, 1999. Additional borrowings available under the revolving line of credit and letter of credit agreements were approximately $8.0 million at December 31, 1998. Borrowings under the Agreement are collateralized by the Company's accounts receivable, imported inventories and other assets. Outstanding letters of credit approximated $2.3 million at December 31, 1998. Among the provisions of the Agreement are requirements to maintain specified levels of working capital and net worth. Retained earnings of approximately $8.0 million are restricted as to the payment of dividends.

    In March 1999, the Company further amended the Agreement to extend the term of the Agreement through December 31, 2000. The amended Agreement provides that the Company may borrow up to 80.0% of net eligible accounts receivable and a portion of imported inventory, as defined in the Agreement. Borrowings under the Agreement may not exceed $25.0 million including outstanding letters of credit which are limited to $8.0 million, and bear interest at the lender's prime rate of interest plus 1.0%. In connection with amending the Agreement the Company will pay Congress a financing fee of $125,000, one half of which will be paid at the time of closing and the other half of which will be paid on June 30, 2000. The financing fee will be amortized over 21 months.

    Average short-term borrowings and the related interest rates are as follows:

                                                                     YEAR ENDED DECEMBER 31,
                                                                   ---------------------------
                                                                       1997           1998
                                                                   -------------  ------------
Borrowing under revolving line of credit.........................  $          --  $  2,412,235
Weighted average interest rate...................................           9.50%          8.5%
Maximum month-end balance during year............................  $  23,192,303  $  6,316,535
Average month-end balance during the year........................  $  17,144,863  $  2,035,144

    (b) In November 1997, the Company purchased certain BOSS trademark rights from Brookhurst, Inc. and issued a $11,250,000 secured limited recourse promissory note to finance this acquisition. The note bears interest at 10%, payable quarterly; principal is payable in full on December 31, 2007. The note is collateralized by the domestic BOSS trademark rights.

    (c) The Company leases equipment under various capital leases which are included in property, plant and equipment for $1,048,037 at December 31, 1997 and 1998. Amortization expense related to assets under capital leases amounted to $191,490, $169,107 and $143,252 for the years ended December 31, 1996, 1997 and 1998, respectively.

    As of December 31, 1998, future net minimum lease payments under capital leases that have initial or remaining noncancelable lease terms in excess of one year are as follows:

1999..............................................................  $ 189,548
2000..............................................................      6,296
                                                                    ---------
Total minimum lease payments......................................    195,844
Less: amount representing interest................................      9,722
                                                                    ---------
Present value of net minimum lease payments.......................    186,122
Less: current portion.............................................    179,864
                                                                    ---------
Long-term capital lease obligations...............................  $   6,258
                                                                    ---------
                                                                    ---------

                          I. C. ISAACS & COMPANY, INC.

4. ACCRUED EXPENSES

    Accrued expenses consist of the following:

                                                                           DECEMBER 31,
                                                                    --------------------------
                                                                        1997          1998
                                                                    ------------  ------------
Royalties.........................................................  $    901,925  $    912,657
Accrued professional fees.........................................       150,000       150,000
Payable to salesmen...............................................       127,634         2,519
Severance benefits................................................            --       300,000
Payroll tax withholdings..........................................       139,214       111,725
Customer credit balances..........................................       240,530       226,479
Property taxes....................................................       136,700            --
Accrued interest..................................................       174,401       189,816
Franchise taxes payable...........................................            --        96,000
Other.............................................................       108,960        85,109
                                                                    ------------  ------------
                                                                    $  1,979,364  $  2,074,305
                                                                    ------------  ------------
                                                                    ------------  ------------

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

    The income tax provision (benefit) consists of the following:

                                                                           YEAR ENDED
                                                                          DECEMBER 31,
                                                                   ---------------------------
                                                                       1997           1998
                                                                   -------------  ------------
Current
  Federal........................................................  $     128,000  $   (128,000)
  State and local................................................         28,000       (26,000)
                                                                   -------------  ------------
                                                                         156,000      (154,000)
Deferred.........................................................     (1,505,000)           --
Valuation allowance..............................................             --     1,505,000
                                                                   -------------  ------------
                                                                   $  (1,349,000) $  1,351,000
                                                                   -------------  ------------
                                                                   -------------  ------------

                          I. C. ISAACS & COMPANY, INC.

5. INCOME TAXES (CONTINUED)

    Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. Significant items comprising ICI's deferred tax asset are as follows:

                                                         DECEMBER 31, 1997  DECEMBER 31, 1998
                                                         -----------------  -----------------
Net operating loss carryforwards.......................    $    --            $   5,632,000
Depreciation and amortization..........................          602,000            554,000
Allowance for doubtful accounts........................          486,000            560,000
Inventory valuation....................................          372,000            217,000
Other..................................................           45,000             13,000
                                                         -----------------  -----------------
                                                               1,505,000          6,976,000
Valuation allowance....................................         --               (6,976,000)
                                                         -----------------  -----------------
Net deferred tax asset.................................    $   1,505,000           --
                                                         -----------------  -----------------
                                                         -----------------  -----------------

    The pro forma provision for income taxes represents the income tax provisions that would have been reported had ICI been subject to federal and state income taxes for the entire period. The pro forma estimated effective tax rate was 41.0%.

    The pro forma income tax provision consists of the following:

                                                                     YEARS ENDED DECEMBER 31,
                                                                    --------------------------
                                                                        1996          1997
                                                                    ------------  ------------
Current
  Federal.........................................................  $  2,900,000  $  4,796,000
  State...........................................................       465,000     1,021,000
                                                                    ------------  ------------
                                                                       3,365,000     5,817,000
Deferred..........................................................      (100,000)     (200,000)
                                                                    ------------  ------------
                                                                    $  3,265,000  $  5,617,000
                                                                    ------------  ------------
                                                                    ------------  ------------

    A reconciliation between the statutory and effective tax rates is as follows:

                                                                         YEARS ENDED DECEMBER 31,
                                                                    -----------------------------------
                                                                       1996         1997        1998
                                                                    -----------  -----------  ---------
Federal statutory rate............................................        35.0%        35.0%      (35.0)%
State and local taxes, net of federal benefit.....................         5.0          5.0         (5.0)
Nondeductible entertainment expense...............................          .5           .5      --
Nondeductible goodwill amortization...............................          .5           .5          3.5
Change in valuation allowance.....................................      --           --             10.0
Net operating losses not currently available......................      --           --             35.3
                                                                           ---          ---   ---------
                                                                          41.0%        41.0%         8.8%
                                                                           ---          ---   ---------
                                                                           ---          ---   ---------

6. STOCK OPTIONS

    In May 1997, ICI adopted the 1997 Omnibus Stock Plan (the "Plan"). Under the Plan, ICI may grant qualified and nonqualified stock options, stock appreciation rights, restricted stock or performance awards, payable in cash or shares of common stock, to selected employees. The Company has reserved 500,000

                          I. C. ISAACS & COMPANY, INC.

6. STOCK OPTIONS (CONTINUED)

shares of common stock for issuance under the Plan. In August 1998, the Board of Directors granted options to purchase 351,000 shares of common stock at $2.125 per share. Options vest at the end of the second year and expire 10 years from the date of grant and upon termination of employment.

    The Board of Directors has approved an increase in the shares of Common Stock that may be issued with respect to awards granted under the Plan to an aggregate of 1.1 million shares. This increase is subject to approval by the Company's stockholders at the 1999 annual meeting of stockholders.

    The following table relates to options activity in 1998, under the Plan:

                                                                       NUMBER OF   OPTION PRICE
                                                                        SHARES       PER SHARE
                                                                      -----------  -------------
Granted.............................................................     351,000     $   2.125
Cancelled...........................................................      (5,000)    $   2.125
                                                                      -----------
Outstanding.........................................................     346,000     $   2.125
                                                                      -----------

    Included in the outstanding stock options are 30,000 granted to non-employee directors. ICI recorded compensation expense of $30,000 in August 1998 related to these stock options.

    ICI has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS 123"), but applies the intrinsic value method set forth in Accounting Principles Board Opinion No. 25. For stock options granted to employees, ICI has estimated the fair value of each option granted using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 5.01%, expected volatility of 40%, expected option life of 5.5 years and no dividend payment expected. Using these assumptions, the fair value of the stock options granted is $1.00. There were no adjustments made in calculating the fair value to account for vesting provisions or for non-transferability or risk of forfeiture. The weighted average remaining life for options outstanding at December 31, 1998 is nine years.

    If ICI had elected to recognize compensation expense based on the fair value at the grant dates, consistent with the method prescribed by SFAS No. 123, net loss per share would have been changed to the pro forma amount indicated below:

                                                                                YEAR ENDED
                                                                             DECEMBER 31, 1998
                                                                             -----------------
Net loss:
  As reported..............................................................   $   (16,792,549)
  Pro forma................................................................       (17,108,549)
Basic and diluted loss per share:
  As reported..............................................................   $         (2.15)
  Pro forma................................................................             (2.19)

7. COMMITMENTS AND CONTINGENCIES

    The Company rents real and personal property under leases expiring at various dates through 2003. Certain of the leases stipulate payment of real estate taxes and other occupancy expenses. Minimum

                          I. C. ISAACS & COMPANY, INC.

7. COMMITMENTS AND CONTINGENCIES (CONTINUED)

annual rental commitments under noncancelable operating leases in effect at December 31, 1998 are summarized as follows:

                                                                  COMPUTER
                                         TRUCKS     SHOWROOMS     HARDWARE     MACHINERY      TOTAL
                                       ----------  ------------  -----------  -----------  ------------
1999.................................  $   57,720  $    310,106   $  48,231    $   3,654   $    419,711
2000.................................      57,720       284,072      22,224           --        364,016
2001.................................      57,720       295,914       5,556           --        359,190
2002.................................      43,290       284,804          --           --        328,094
2003.................................          --       218,820          --           --        218,820
                                       ----------  ------------  -----------  -----------  ------------
                                       $  216,450  $  1,393,716   $  76,011    $   3,654   $  1,689,831
                                       ----------  ------------  -----------  -----------  ------------
                                       ----------  ------------  -----------  -----------  ------------

    Total rent expense is as follows:

                                                                  YEAR ENDED DECEMBER 31,
                                                          ----------------------------------------
                                                              1996          1997          1998
                                                          ------------  ------------  ------------
Minimum rentals.........................................  $    773,987  $    855,347  $    796,367
Other lease costs.......................................       459,823       463,934       750,274
                                                          ------------  ------------  ------------
                                                          $  1,233,810  $  1,319,281  $  1,546,641
                                                          ------------  ------------  ------------
                                                          ------------  ------------  ------------

    During 1990, the Company executed a license agreement for the manufacture and sale of "sportswear" under the "BOSS" trademark. This agreement had an expiration date in December 1999 with additional options to extend it through 2004. The agreement provided for certain minimum license fees and additional license fees of 5.0% of denim sales and 6.0% of non-denim sales, as defined. Total license fees amounted to $4,209,750, $6,448,204 and $3,746,215 for 1996,
1997 and 1998, respectively.

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

                          I. C. ISAACS & COMPANY, INC.

7. COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

    The percentage of BOSS sportswear sales to total sales was 72.2%, 74.6% and 74.1% for the years ended December 31, 1996, 1997 and 1998, respectively.

    In November, 1996, the Company and one of its insurance carriers reached an agreement whereby the insurance company agreed to provide reimbursement for the legal costs associated with the litigation described above. The Company records the reimbursement when received from the insurance carrier. As part of this agreement, the Company received $718,558 in 1996 and $117,435 in 1997.

    In September 1993, the Company purchased a license agreement for the manufacture and sale of certain apparel under the Beverly Hills Polo Club (BHPC) trademark. The agreement was amended in 1996, expires in December 2001, with an option to extend through 2004. The licensor may terminate the agreement if the Company does not meet minimum sales requirements as set forth in the agreement. The agreement provides for minimum annual license fees or license fees of 5% of sales whichever is greater. Also, the Company is required to spend 1% of annual sales on product advertising. The license fees were $607,287, $1,129,278 and $1,073,981 for 1996, 1997 and 1998, respectively.

    In 1996, Isaacs Europe executed exclusive licenses for the manufacture and sale, in Europe, of sportswear under the BHPC trademark. The license agreements have an initial term of three years ending December 31, 1999, renewable at the Company's option, provided the Company is not in breach thereof at the time the renewal notice is given, through December 31, 2004. Under the international retail agreement, the Company is required to pay royalties equal to (i) in 2000, 3% of wholesale purchases by the Company of Beverly Hills Polo Club products sold to Beverly Hills Polo Club stores ("Wholesale Purchases") and (ii) thereafter, the greater of (x) 4% of Wholesale Purchases plus 2% of retail sales and (y) minimum annual licence fees. Under the international wholesale agreement, the Company is required to pay royalties equal to (i) in 2000, the greater of (x) 3% of net shipments by the Company of products directly to authorized Beverly Hills Polo Club distributors or to retail stores ("Net Shipments") and (y) guaranteed minimum annual royalties and (ii) thereafter, the greater of (x) 6% of Net Shipments and (z) guaranteed minimum annual royalties.

    In May 1998, the Company entered into a license agreement with BHPC Marketing, Inc., to manufacture and market boys' knitted and woven shirts, cotton pants, jeanswear, shorts, swimwear and outerwear under the Beverly Hills Polo Club-Registered Trademark- brand in the United States and Puerto Rico. The initial term of the agreement is three years, commencing January 1, 1999, with renewal options for a total of six years. Under the agreement the Company is required to make payments to the licensor in an amount equal to 5.0% of net sales. Payments are subject to guaranteed minimum annual royalties as follows:

                          I. C. ISAACS & COMPANY, INC.

7. COMMITMENTS AND CONTINGENCIES (CONTINUED)

    The minimum license fees under the Beverly Hills Polo Club agreements are as follows:

YEAR ENDING DECEMBER 31,
----------------------------------------------------------------------------------
1999..............................................................................  $  636,000
2000..............................................................................     661,000
2001..............................................................................     736,000

    In November 1997 and as further amended in March 1998, the Company entered into an exclusive license agreement with Girbaud Design, Inc. and its affiliate to manufacture and market men's jeanswear, casualwear, outerwear and active influenced sportswear under the Girbaud brand and certain related trademarks in the United States, Puerto Rico and the U.S. Virgin Islands. The agreement has an initial term of two years and may be extended at the option of the Company for up to a total of ten years. Under the agreement the Company is required to make payments to the licensor in an amount equal to 6.25% of net sales of regular licensed merchandise and 3.0% of certain irregular and closeout licensed merchandise. Payments are subject to guaranteed minimum annual royalties. The minimum guarantee is $1,500,000.

    Beginning with the first quarter of 1998, the Company was obligated to pay the greater of actual royalties earned or 8.3% of the minimum guaranteed royalties for that year. The Company was required to spend at least $350,000 in advertising for the men's Girbaud brand in 1998 and is required to spend at least $500,000 each year thereafter while the agreement is in effect.

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

    Beginning with the first quarter of 1999, the Company is obligated to pay the greater of actual royalties earned or 8.3% of the minimum guaranteed royalties for that year. The Company was required to spend at least $550,000 in advertising for the women's Girbaud brand in 1998 and and is required to spend at least $400,000 each year thereafter while the agreement is in effect. In addition, the Company is required to contribute $190,000 per year to the licensor's advertising and promotional expenditures for the Girbaud brand. In December 1998 the Girbaud women's license agreement was amended to provide that the Company would spend an additional $1.8 million on sales and marketing in 1999. Total license fees were $1,200,000 in 1998.

    The Company is party to employment agreements with five executive officers which provide for specified levels of compensation and certain other benefits. The agreements also provide for severance payments from the termination date through the expiration date under certain circumstances.

    In the second quarter of 1998, the Company closed its Newton, Mississippi manufacturing facility. This closure resulted in a charge of $0.2 million against earnings for the period ended September 30, 1998. The production in this facility, the majority of which is jeans, was transferred to a third party independent

                          I. C. ISAACS & COMPANY, INC.

7. COMMITMENTS AND CONTINGENCIES (CONTINUED)

contractors facilities in Mexico. The actual expenses incurred were not significantly different than the reserve provided by the Company in the first quarter.

    In November 1998, the Company announced that it intends to close its Carthage, Mississippi manufacturing facility. This closure, which occurred in the first quarter of 1999, resulted in a charge of $0.3 million against earnings in the fourth quarter of 1998. The production in this facility, the majority of which is ladies pants and jeans under the Company's private labels, will be transferred to the remaining Company-owned plant in Raleigh, Mississippi, as well as to independent contractors in Mexico.

8. RETIREMENT PLAN

    The Company sponsors a defined benefit pension plan that covers substantially all employees with more than one year of service. The Company's policy is to fund pension costs accrued. Contributions to the plan reflect benefits attributed to employees' service to date, as well as service expected to be earned in the future. The benefits are based on the number of years of service and the employee's compensation during the three consecutive complete years of service prior to or including the year of termination of employment. Plan assets consist primarily of common stocks, fixed income securities and cash. The latest available actuarial valuation is as of December 31, 1998.

    Pension expense for 1996, 1997 and 1998 was approximately $284,000, $373,000 and $616,000, respectively, and includes the following components:

                                                                                   YEARS ENDED DECEMBER 31,
                                                                              -----------------------------------
                                                                                 1996        1997        1998
                                                                              ----------  ----------  -----------
Service cost of current period..............................................  $  193,000  $  211,000  $   267,000
Interest on the above service costs.........................................      15,000      17,000       20,000
                                                                              ----------  ----------  -----------
                                                                                 208,000     228,000      287,000
Interest on the projected benefit obligation................................     555,000     618,000      712,000
Expected return on plan assets..............................................    (526,000)   (566,000)    (630,000)
Amortization of prior service cost..........................................      16,000      42,000       42,000
Amortization of transition amount...........................................      31,000      31,000       31,000
Amortization of loss........................................................          --      20,000      174,000
                                                                              ----------  ----------  -----------
Pension cost................................................................  $  284,000  $  373,000  $   616,000
                                                                              ----------  ----------  -----------
                                                                              ----------  ----------  -----------

                          I. C. ISAACS & COMPANY, INC.

8. RETIREMENT PLAN (CONTINUED)

    The following table sets forth the Plan's funded status and amounts recognized at December 31, 1996, 1997 and 1998:

                                                                                YEARS ENDED DECEMBER 31,
                                                                        -----------------------------------------
                                                                            1996          1997          1998
                                                                        ------------  ------------  -------------
Vested benefits.......................................................  $  6,730,000  $  7,500,000  $   8,653,000
Nonvested benefits....................................................        56,000        43,000        103,000
                                                                        ------------  ------------  -------------
Accumulated benefit obligation........................................     6,786,000     7,543,000      8,756,000
Effect of anticipated future compensation levels and other events.....       862,000       983,000      1,655,000
                                                                        ------------  ------------  -------------
Projected benefit obligation..........................................     7,648,000     8,526,000     10,411,000
                                                                        ------------  ------------  -------------
Fair value of assets held in the plan.................................     7,357,000     7,852,000      9,245,000
                                                                        ------------  ------------  -------------
Excess of projected benefit obligation over plan assets...............      (291,000)     (674,000)    (1,166,000)
Unrecognized net loss from past experience different from that
  assumed.............................................................       661,000       935,000      2,519,000
Unrecognized prior service cost.......................................       143,000       342,000        299,000
Unamortized liability at transition...................................       124,000        93,000         62,000
                                                                        ------------  ------------  -------------
Net prepaid periodic pension cost.....................................  $    637,000  $    696,000  $   1,714,000
                                                                        ------------  ------------  -------------
                                                                        ------------  ------------  -------------

    With respect to the above table, the weighted average discount rate used to measure the projected benefit obligation was 8% for 1996 and 1997 and 7.5% for 1998; the rate of increase in future compensation levels is 3%; and the expected long-term rate of return on assets is 8%. The net prepaid periodic pension cost is included in other assets in the accompanying consolidated balance sheets.

9. FOURTH QUARTER ADJUSTMENTS

    During the fourth quarter ended December 31, 1998, ICI increased the inventory valuation reserve by $2,500,000 and the valuation allowance related to the deferred tax asset by $1,505,000 which had the effect of increasing the net loss by $4,005,000 or $0.58 per share. During the fourth quarter ended December 31, 1997 ICI increased the allowance for doubtful accounts by $400,000 which had the effect of reducing net income by $400,000 or $0.08 per share.

10. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

    Cash paid during the year for interest amounted to $1,389,023, $2,213,776 and $1,689,005 for 1996, 1997 and 1998, respectively. Cash paid for income taxes was $1,799,450 in 1998.

    During 1997, the Company purchased a trademark totaling $11,250,000 by issuing a note payable.

                                 EXHIBIT INDEX

EXHIBIT NO.                                                  DESCRIPTION
------------------  ----------------------------------------------------------------------------------------------
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

        *10.08(m)   Ninth Amendment to Financing Agreements dated April, 1995

        *10.08(n)   Tenth Amendment to Financing Agreements dated June 23, 1995

        *10.08(o)   Eleventh Amendment to Financing Agreements dated January 1, 1996

        *10.08(p)   Twelfth Amendment to Financing Agreements dated June 25, 1996

        *10.08(q)   Thirteenth Amendment to Financing Agreements dated August, 1996

        *10.08(r)   Term Promissory Note dated June, 1996

EXHIBIT NO.                                                  DESCRIPTION
------------------  ----------------------------------------------------------------------------------------------
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

        *10.12      Uniforms License Agreement dated November 5, 1997

        *10.13      Trademark License Agreement Relating to BOSS Golf and Other Marks dated
                      November 5, 1997

        *10.14      Beverly Hills Polo Club Exclusive Domestic License Agreement dated December 14, 1995

        *10.15      Beverly Hills Polo Club Amendment to Exclusive License Agreement (Men's) dated June 3, 1997

        *10.16      Beverly Hills Polo Club Exclusive Domestic License Agreement dated June 1, 1993

        *10.17      Beverly Hills Polo Club Assignment of Licenses (Women's) dated August 31, 1993

EXHIBIT NO.                                                  DESCRIPTION
------------------  ----------------------------------------------------------------------------------------------
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

        *10.22      Beverly Hills Polo Club Amendment to Exclusive License Agreement (Wholesale) dated June 3,
                      1997

        *10.23      Beverly Hills Polo Club International Exclusive License Agreement (Retail) dated August 15,
                      1996

        *10.24      Beverly Hills Polo Club Amendment to International Exclusive License Agreement (Retail) dated
                      June 3, 1997

        *10.25      Beverly Hills Polo Club Amendment to Exclusive License Agreement dated July 29, 1997

       **10.26(a)   Girbaud Trademark License and Technical Assistance Agreement dated January 15, 1998

       **10.26(b)   Girbaud Trademark License and Technical Assistance Agreement for Women's Collection dated
                      March 4, 1998

       **10.26(c)   Cancellation Agreement dated March 4, 1998

        *10.27(a)   Defined Benefit Pension Plan

        *10.27(b)   First Amendment to Defined Benefit Pension Plan

       **10.28      Beverly Hills Polo Club Letter Agreement dated March 18, 1998

       **10.29      Beverly Hills Polo Club Letter Agreement dated February 27, 1998

       **10.30      Beverly Hills Polo Club Letter Agreement dated February 27, 1998

      ***10.31      Beverly Hills Polo Club Exclusive Domestic License Agreement (Boys) dated April 24, 1998

     ****10.32      Amendment No. 1 dated June 18, 1998 to Trademark License and Technical Assistance Agreement
                      for Women's Collections dated January 15, 1998 by and between I.C. Isaacs & Co., L.P. and
                      Latitude Licensing Corp.

     ****10.33      Fourteenth Amendment to Financing Agreements dated July 31, 1997

     ****10.34      Fifteenth Amendment to Financing Agreements dated May 1, 1998

    *****10.35      Amendment by and between BHPC Marketing, Inc. and I.C. Isaacs & Company, L.P. dated October
                      21, 1998 relating to the Exclusive Domestic License Agreement dated December 14, 1995

    *****10.36      Letter Agreement by and between BHPC Marketing, Inc. and I.C. Isaacs & Company, L.P. dated
                      October 21, 1998 relating to the Exclusive Domestic License Agreement for Women's BHPC
                      Sportswear dated June 1, 1993

         10.37      Amended and Restated Omnibus Stock Plan

EXHIBIT NO.                                                  DESCRIPTION
------------------  ----------------------------------------------------------------------------------------------
         10.38      Amendment by and between BHPC Marketing, Inc. and I.C. Isaacs Europe, S.L. dated November 12,
                      1998 relating to the International Exclusive License Agreement (Wholesale) dated August 15,
                      1996

         10.39      Amendment by and between BHPC Marketing, Inc. and I.C. Isaacs Europe, S.L. dated November 12,
                      1998 relating to the International Exclusive License Agreement (Retail) dated August 15,
                      1996

       ++10.40      Amendment No. 1 dated November 12, 1998 to Trademark License and Technical Assistance
                      Agreement for Men's Collections dated January 15, 1998 by and between I.C. Isaacs & Co.,
                      L.P. and Latitude Licensing Corp.

       ++10.41      Amendment No. 2 dated November 12, 1998 to Trademark License and Technical Assistance
                      Agreement for Women's Collections dated January 15, 1998 by and between I.C. Isaacs & Co.,
                      L.P. and Latitude Licensing Corp.

         10.42      Executive Employment Agreement by and between I.C. Isaacs & Company, Inc. and Daniel Gladstone dated January 21, 1999

    *****10.43      Amendment No. 1 to Employment Agreement by and between I.C. Isaacs & Company, Inc. and Robert
                      J. Arnot dated August 27, 1998

    *****10.44      Amendment No. 1 to Employment Agreement by and between I.C. Isaacs & Company, Inc. and Gerald
                      W. Lear dated August 27, 1998

    *****10.45      Amendment No. 1 to Employment Agreement by and between I.C. Isaacs & Company, Inc. and Eugene
                      C. Wielepski dated August 27, 1998

    *****10.46      Amendment No. 1 to Employment Agreement by and between I.C. Isaacs & Company, Inc. and Thomas
                      Ormandy dated August 27, 1998

    *****10.47      Consulting Agreement by and between I.C. Isaacs & Company and Gary Brashers dated August 27,
                      1998

         10.48      Amendment No. 2 to Employment Agreement by and between I.C. Isaacs & Company, Inc. and Robert
                      J. Arnot dated February 11, 1999

         10.49      Amendment No. 2 to Employment Agreement by and between I.C. Isaacs & Company, Inc. and Gerald
                      W. Lear dated February 11, 1999

         10.50      Amendment No. 2 to Employment Agreement by and between I.C. Isaacs & Company, Inc. and Eugene
                      C. Wielepski dated February 11, 1999

         10.51      Amendment No. 2 to Employment Agreement by and between I.C. Isaacs & Company, Inc. and Thomas
                      Ormandy dated February 11, 1999

         10.52      Amendment No. 1 to Consulting Agreement by and between I.C. Isaacs & Company and Gary Brashers dated February 11, 1999

         10.53      Sixteenth Amendment to Financing Agreements dated March 26, 1999

         10.54      Amendment by and between BHPC Marketing, Inc. dated March 1, 1999 relating to the
                      International Exclusive License Agreement (Wholesale) dated August 15, 1996

         10.55      Amendment by and between BHPC Marketing, Inc. dated March 1, 1999 relating to the
                      International Exclusive License Agreement (Retail) dated August 15, 1996

         10.56      Amendment No. 1 dated March 4, 1998 to Trademark License and Technical Assistance Agreement
                      for Men's Collections by and between the Company and Latitude Licensing Corp.

EXHIBIT NO.                                                  DESCRIPTION
------------------  ----------------------------------------------------------------------------------------------
       ++10.57      Amendment No. 3 dated December 23, 1998 to Trademark License and Technical Assistance
                      Agreement for Women's Collections by and between the Company and Latitude Licensing Corp.

        *21.01      List of Subsidiaries

         23.01      Consent of BDO Seidman, LLP

         27.01      Financial Data Schedule

------------------------

* Previously filed with the Company's Registration Statement on Form S-1 (SEC File No. 333-37155).

** Previously filed with the Company's Annual Report on Form 10-K for the Year Ended December 31, 1997 (SEC File No. 0-23379).

*** Previously filed with the Company's Quarterly Report on Form 10-Q for the Quarter Ended March 31, 1998 (SEC File No. 0-23379).

**** Previously filed with the Company's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1998 (SEC File No. 0-23379).

***** Previously filed with the Company's Quarterly Report on Form 10-Q for the Quarter Ended September 30, 1998 (SEC File No. 0-23379).

****** Previously filed with the Company's Current Report on Form 8-K dated
       August 27, 1998 (SEC File No. 0-23379).

  + Certain portions of this exhibit have been omitted pursuant to an order granting confidential treatment and have been filed separately with the Securities and Exchange Commission.

 ++ Certain portions of this exhibit have been omitted pursuant to a request for an order granting confidential treatment and have been filed separately with the Securities and Exchange Commission.