Form 10-Q
period 1999-03-31
IC ISAACS & CO INC
filed 1999-05-17
CIK 1041179

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999.
                                       OR

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

                            ------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    As of May 15, 1999, 6,782,200 shares of common stock ("Common Stock") of the Registrant were outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         PART I--FINANCIAL INFORMATION
                          I.C. ISAACS & COMPANY, INC.
                          CONSOLIDATED BALANCE SHEETS

ITEM 1. FINANCIAL STATEMENTS.

                                                                                     DECEMBER 31,     MARCH 31,
                                                                                         1998           1999
                                                                                     -------------  -------------
ASSETS
Current
  Cash, including temporary investments of $887,845 and $393,000...................  $   1,345,595  $     867,613
  Accounts receivable, less allowance for doubtful accounts of $1,353,000 and
    $1,350,000.....................................................................     14,904,501     16,108,662
  Inventories (Note 1).............................................................     23,121,971     19,991,620
  Refundable income taxes (Note 4).................................................      1,799,450        561,449
  Prepaid expenses and other.......................................................        882,355        544,944
                                                                                     -------------  -------------
      Total current assets.........................................................     42,053,872     38,074,288
Property, plant and equipment, at cost, less accumulated depreciation and
  amortization.....................................................................      3,247,646      3,096,522
Trademark and licenses, less accumulated amortization of $1,412,500 and $1,723,750
  (Note 7).........................................................................     10,437,500     10,126,250
Goodwill, less accumulated amortization of $1,412,790 and $1,474,755...............      1,239,310      1,177,345
Other assets.......................................................................      2,067,815      2,387,566
                                                                                     -------------  -------------
                                                                                     $  59,046,143  $  54,861,971
                                                                                     -------------  -------------
                                                                                     -------------  -------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current
  Checks issued against future deposits............................................  $   1,298,929  $     507,614
  Current maturities of long term debt and revolving line of credit (Note 2).......      2,412,235      3,796,044
  Current maturities of capital lease obligations..................................        179,864        138,860
  Accounts payable.................................................................      4,301,707      2,251,188
  Accrued expenses and other current liabilities (Note 3)..........................      2,074,305      2,237,895
  Accrued compensation.............................................................        209,773        219,638
                                                                                     -------------  -------------
      Total current liabilities....................................................     10,476,813      9,151,239
                                                                                     -------------  -------------
Long-term debt
  Note payable.....................................................................     11,250,000     11,250,000
  Capital lease obligations........................................................          6,258       --
                                                                                     -------------  -------------
      Total long-term debt.........................................................     11,256,258     11,250,000
                                                                                     -------------  -------------
Commitments and Contingencies (Note 7)
STOCKHOLDERS' EQUITY (NOTES 5 AND 6)
  Preferred stock; $.0001 par value; 5,000,000 shares authorized, none
    outstanding....................................................................       --             --
  Common stock; $.0001 par value; 50,000,000 shares authorized, 8,344,699 shares
    issued; 6,782,200 shares outstanding...........................................            834            834
  Additional paid-in capital.......................................................     38,924,998     38,924,998
  Retained earnings (deficit)......................................................      1,597,270     (1,255,070)
  Treasury stock, at cost (1,562,499 shares).......................................     (3,210,030)    (3,210,030)
                                                                                     -------------  -------------
      Total stockholders' equity...................................................     37,313,072     34,460,732
                                                                                     -------------  -------------
                                                                                     $  59,046,143  $  54,861,971
                                                                                     -------------  -------------
                                                                                     -------------  -------------

          See accompanying notes to consolidated financial statements.

                          I.C. ISAACS & COMPANY, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                   THREE MONTHS ENDED MARCH 31,
                                                                                   ----------------------------
                                                                                       1998           1999
                                                                                   -------------  -------------
Net Sales........................................................................  $  34,270,880  $  22,527,838
Cost of Sales....................................................................     23,563,591     15,859,409
                                                                                   -------------  -------------
Gross profit.....................................................................     10,707,289      6,668,429
                                                                                   -------------  -------------
Operating Expenses
    Selling......................................................................      4,326,084      4,186,154
    License fees.................................................................      1,782,042      1,941,522
    Distribution and shipping....................................................      1,069,845        850,332
    General and administrative...................................................      2,142,216      2,138,401
    Provision for severance......................................................        226,326             --
                                                                                   -------------  -------------
Total operating expenses.........................................................      9,546,513      9,116,409
                                                                                   -------------  -------------
Operating income (loss)..........................................................      1,160,776     (2,447,980)
                                                                                   -------------  -------------
Other Income (Expense)
    Interest, net of interest income of $133,336 and $10,809.....................       (239,414)      (430,323)
    Other net....................................................................        312,438         25,963
                                                                                   -------------  -------------
Total other income (expense).....................................................         73,024       (404,360)
                                                                                   -------------  -------------
Income (loss) before income taxes................................................      1,233,800     (2,852,340)
Provision for income taxes.......................................................        506,000             --
                                                                                   -------------  -------------
Net Income (Loss)................................................................  $     727,800  $  (2,852,340)
                                                                                   -------------  -------------
                                                                                   -------------  -------------
Basic and diluted earnings (loss) per share......................................  $        0.09  $       (0.42)
Weighted average shares outstanding..............................................      8,198,667      6,782,200
                                                                                   -------------  -------------
                                                                                   -------------  -------------

          See accompanying notes to consolidated financial statements.

                          I.C. ISAACS & COMPANY, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    THREE MONTHS ENDED MARCH 31,
                                                                                    ----------------------------
                                                                                        1998           1999
                                                                                    -------------  -------------
Operating Activities
  Net income (loss)...............................................................  $     727,800  $  (2,852,340)
Adjustments to reconcile net income (loss) to net cash used in operating activities
    Provision for doubtful accounts...............................................        339,498        288,703
    Write off of accounts receivable..............................................       (259,498)      (291,703)
    Provision for sales returns and discounts.....................................      1,603,680        989,511
    Sales returns and discounts...................................................     (1,509,918)      (943,252)
    Depreciation and amortization.................................................        542,335        553,899
    Gain on sale of assets........................................................             --        (14,000)
    Other.........................................................................            242             --
(Increase) decrease in assets
      Accounts receivable.........................................................     (1,972,775)    (1,247,420)
      Inventories.................................................................     (2,676,814)     3,130,351
      Refundable income taxes.....................................................             --      1,238,001
      Prepaid expenses and other..................................................       (301,465)       337,411
      Other assets................................................................         (2,359)      (319,751)
Increase (decrease) in liabilities
      Accounts payable............................................................        387,711     (2,050,519)
      Accrued expenses and other current liabilities..............................      1,069,571        163,590
      Accrued compensation........................................................        271,321          9,865
      Income taxes payable........................................................        295,336             --
                                                                                    -------------  -------------
Cash used in operating activities.................................................     (1,485,335)    (1,007,654)
                                                                                    -------------  -------------
Investing Activities
  Capital expenditures............................................................  $    (955,697) $    (129,560)
  Acquisition of Girbaud license..................................................       (600,000)            --
  Proceeds from sale of assets....................................................             --        114,000
                                                                                    -------------  -------------
Cash used in investing activities.................................................     (1,555,697)       (15,560)
                                                                                    -------------  -------------

Financing Activities
  Checks issued against future deposits...........................................             --       (791,315)
  Issuance of common stock........................................................      4,774,860             --
  Principal proceeds from debt....................................................         61,525      1,383,809
  Principal payments on debt......................................................        (38,738)       (47,262)
                                                                                    -------------  -------------
Cash provided by financing activities.............................................      4,797,647        545,232
                                                                                    -------------  -------------
Increase (decrease) in cash and cash equivalents..................................      1,756,615       (477,982)
Cash and Cash Equivalents, at beginning of period.................................      7,422,067      1,345,595
                                                                                    -------------  -------------
Cash and Cash Equivalents, at end of period.......................................  $   9,178,682  $     867,613
                                                                                    -------------  -------------
                                                                                    -------------  -------------

          See accompanying notes to consolidated financial statements.

                          I.C. ISAACS & COMPANY, INC.

                         SUMMARY OF ACCOUNTING POLICIES

BASIS OF PRESENTATION

    The consolidated financial statements include the accounts of I. C. Isaacs & Company, Inc. ("ICI"), I.C. Isaacs Europe, S.L. ("Isaacs Europe"), I.C. Isaacs & Company, L.P. (the "Partnership"), Isaacs Design, Inc. ("Design") and I. C. Isaacs Far East (collectively, the "Company"). ICI operates as the general partner of the Partnership and has a 99.0% ownership interest. Design operates as the limited partner of the Partnership and has a 1.0% ownership interest. The Company established Isaacs Europe in July 1996 as the exclusive licensee of Beverly Hills Polo Club-Registered Trademark- sportswear in Europe. Isaacs Europe did not have any significant revenue or expenses in 1998 or thus far in 1999. All intercompany balances and transactions have been eliminated.

BUSINESS DESCRIPTION

    The Company, which operates in one business segment, designs, manufactures and markets full lines of sportswear for young men, women and boys under the BOSS-Registered Trademark- brand in the United States and Puerto Rico and for men and boys under the Beverly Hills Polo Club-Registered Trademark- brand in the United States, Puerto Rico and Europe. The Company offers broad collections of men's and women's sportswear under the Girbaud-Registered Trademark- designer brand in the United States and Puerto Rico. The Company also manufactures and markets women's pants and jeans under various other Company-owned brand names as well as under third-party private labels for sale to major chain stores and catalogs.

INTERIM FINANCIAL INFORMATION

    In the opinion of management, the interim financial information as of March 31, 1999 and for the three months ended March 31, 1998 and 1999 contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods. Results for interim periods are not necessarily indicative of results to be expected for an entire year.

RISKS AND UNCERTAINTIES

    The apparel industry is highly competitive. The Company competes primarily with larger, well capitalized companies which have sought to increase market share through price reductions. Recently, the Company has experienced increased competition from a number of competitors, including the Tommy Jeans division of Tommy Hilfiger and the Polo Jeans division of Polo Ralph Lauren, at both the department store and specialty store channels of distribution. The Company believes that both Tommy Jeans and Polo Jeans have undertaken strategies that include massive consumer advertising and the addition of sales efforts directed at specialty stores as a way to expand distribution. The Company continues to redesign its sportswear to meet changing consumer tastes. Also, the Company has developed and implemented new marketing initiatives to promote the BOSS brand. The risk to the Company is that such a strategy may lead to continued pressure on profit margins. In the past several years, many of the Company's competitors have switched much of their apparel manufacturing from the United States to foreign locations such as Mexico, the Dominican Republic and throughout Asia. As competitors lower production costs it gives them greater flexibility to alter prices. Over the last several years, the Company has switched a majority of its production to contractors outside the United States to reduce costs. Management believes that it will continue this strategy for the foreseeable future.

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

CONCENTRATION OF CREDIT RISK

    Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of trade accounts receivable. The Company's customer base is not concentrated in any specific geographic region, but is concentrated in the retail industry. For the three months ended March 31, 1998 and 1999, sales to the Company's largest customer were $7,853,401 and $4,274,388, respectively. These amounts constitute 22.9% and 19.0% of total sales, respectively. The significant customer was the same during both periods. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

    The Company is also subject to concentrations of credit risk with respect to its cash and cash equivalents, which it minimizes by placing these funds with high-quality institutions.

    The Company is exposed to credit losses in the event of nonperformance by the counterparties to the letter of credit agreements, but it does not expect any financial institutions to fail to meet their obligations given their high credit rating.

GOODWILL

    The Company has recorded goodwill based on the excess of the purchase price over the value of net assets acquired. The Company analyzes the operating income of the women's Company-owned and third party private label lines in relation to the amortization of goodwill associated with those assets on a quarterly basis for evidence of impairment of the goodwill. During the year ended December 31, 1998, management determined that a reduction in sales had significantly impacted the operating income of the women's Company-owned and third party private label lines and that an impairment of the goodwill associated with the line has occurred. In response, management recorded a one-time write down of $435,000 and reduced the estimated life of the goodwill from 40 years to 20 years. Effective October 1, 1998, the remaining goodwill is being amortized over 63 months. Management will continue to analyze the profitability of the women's third party private label lines on a quarterly basis for any additional impairment.

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

                          I.C. ISAACS & COMPANY, INC.

asset. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved.

INCOME TAXES

    The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS 109"). Under SFAS 109, deferred taxes are determined using the liability method, which requires the recognition of deferred tax assets and liabilities based on differences between financial statement and income tax basis using presently enacted tax rates.

EARNINGS PER SHARE

    Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity. There is no difference in basic and diluted earnings per share in the first quarter of 1998 or 1999.

RECENT ACCOUNTING PRONOUNCEMENTS

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

                          I.C. ISAACS & COMPANY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. INVENTORIES

    Inventories consist of the following:

                                                                 DECEMBER 31,     MARCH 31,
                                                                     1998           1999
                                                                 -------------  -------------
Raw Materials..................................................  $   4,790,634  $   4,198,023
Work-in-process................................................      1,531,424        996,851
Finished Goods.................................................     16,799,913     14,796,746
                                                                 -------------  -------------
                                                                 $  23,121,971  $  19,991,620
                                                                 -------------  -------------
                                                                 -------------  -------------

2. LONG-TERM DEBT

    In March 1999, the Company amended its revolving line of credit agreement to extend the term of the agreement through December 31, 2000. The line of credit agreement was originally set to expire on June 30, 1999. The amended agreement provides that the Company may borrow up to 80.0% of net eligible accounts receivable and a portion of imported inventory, as defined in the agreement. Borrowings under the agreement may not exceed $25.0 million including outstanding letters of credit, which are limited to $8.0 million, and bear interest at the lender's prime rate of interest plus 1.0%. In connection with amending the Agreement the Company will pay Congress a financing fee of $125,000, one half of which was paid at the time of closing and the other half of which will be paid on June 30, 2000. The financing fee will be amortized over 21 months. The Company is now required to maintain minimum levels of working capital and tangible net worth. The Company was in compliance with these restrictive covenants as of March 31, 1999.

3. ACCRUED EXPENSES

    Accrued expenses consist of the following:

                                                                   DECEMBER 31,   MARCH 31,
                                                                       1998          1999
                                                                   ------------  ------------
Royalties........................................................   $  912,657   $  1,072,060
Accrued professional fees........................................      150,000        162,500
Payable to salesmen..............................................        2,519        114,422
Severance benefits...............................................      300,000        148,067
Payroll tax withholdings.........................................      111,725        228,331
Customer credit balances.........................................      226,479        169,936
Property taxes...................................................           --         17,400
Accrued interest.................................................      189,816        187,500
Franchise taxes payable..........................................       96,000             --
Other............................................................       85,109        137,679
                                                                   ------------  ------------
                                                                    $2,074,305   $  2,237,895
                                                                   ------------  ------------
                                                                   ------------  ------------

4. INCOME TAXES

    The Company has estimated its annual effective tax rate at 0% due to the uncertainty over the level of earnings in 1999. Also, the Company has net operating loss carryforwards of approximately $17.0 million

                          I.C. ISAACS & COMPANY, INC.

4. INCOME TAXES (CONTINUED)
for income tax reporting purposes for which no income tax benefit has been recorded due to the uncertainty over the generation of taxable income in 1999.

5. STOCKHOLDERS' EQUITY

    In June 1998, the Company's Board of Directors authorized a stock repurchase program. Under this program the Company may repurchase up to $4.0 million of its common stock. From inception through March 31, 1999, the Company had purchased 1,537,800 shares at a cost of $3,195,162.

6. STOCK OPTIONS

    In May 1997, ICI adopted the 1997 Omnibus Stock Plan. Under the 1997 Omnibus Stock Plan, ICI may grant qualified and nonqualified stock options, stock appreciation rights, restricted stock or performance awards, payable in cash or shares of common stock, to selected employees. The 1997 Omnibus Stock Plan is administered by the Board of Directors. The Company has reserved 500,000 shares of common stock for issuance under the 1997 Omnibus Stock Plan. In August 1998 the Company granted options to purchase 351,000 shares of the Company's common stock at an exercise price of $2.125 per share. In January 1999 the Company granted options to purchase 244,000 shares of the Company's common stock at an exercise price of $1.56 per share. The shares will become fully vested on the second anniversary of the grant date.

    The Board of Directors has approved an increase in the shares of common stock that may be issued with respect to awards granted under the Plan to an aggregate of 1.1 million shares. This increase is subject to approval by the Company's stockholders at the 1999 annual meeting of stockholders.

    The following table relates to options activity in the first quarter of 1999, under the Plan:

                                                                  NUMBER OF     OPTION PRICE
                                                                   SHARES         PER SHARE
                                                                 -----------  -----------------

Outstanding at December 31, 1998...............................     346,000        $2.125
Granted........................................................     244,000         $1.56
Cancelled......................................................     (90,000)       $2.125
Outstanding at March 31, 1999..................................     500,000    $1.56 to $2.125

    ICI has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS 125"), but applies the intrinsic value method set forth in Accounting Principles Board Opinion No. 25. For stock options granted to employees, ICI has estimated the fair value of each option granted using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rate of 4.70%, expected volatility of 90%, expected option life of 5.5 years and no dividend payment expected. Using these assumptions, the fair value of the stock options granted is $1.16. There were no adjustments made in calculating the fair value to account for vesting provisions or for non-transferability or risk of forfeiture. The weighted average remaining life for options outstanding at March 31, 1999 is nine years.

                          I.C. ISAACS & COMPANY, INC.

6. STOCK OPTIONS (CONTINUED)
    If ICI had elected to recognize compensation expense based on the fair value at the grant dates, consistent with the method prescribed by SFAS No. 123, net loss per share would have been changed to the pro forma amount indicated below:

                                                                           THREE MONTHS ENDED
                                                                             MARCH 31, 1999
                                                                           -------------------

Net loss:
  As reported............................................................     $  (2,852,340)
  Pro forma..............................................................        (3,135,952)

Basic and diluted loss per share:
  As reported............................................................     $       (0.42)
  Pro forma..............................................................             (0.46)

7. COMMITMENTS AND CONTINGENCIES

    In November 1997 and as further amended in March 1998, the Company entered into an exclusive license agreement with Girbaud Design, Inc. and its affiliate to manufacture and market men's jeanswear, casual wear, outerwear and active influenced sportswear under the Girbaud-Registered Trademark- brand and certain related trademarks in the United States, Puerto Rico and the U.S. Virgin Islands. The agreement has an initial term of two years and may be extended at the option of the Company for up to a total of ten years. Under the agreement the Company is required to make payments to the licensor in an amount equal to 6.25% of net sales of regular licensed merchandise and 3.0% of certain irregular and closeout licensed merchandise. Payments are subject to guaranteed minimum annual royalties of $1,500,000 in 1999.

    Beginning with the first quarter of 1998, the Company became obligated to pay the greater of actual royalties earned or the minimum guaranteed royalties for that year. The Company was required to spend at least $350,000 in advertising for the men's Girbaud-Registered Trademark- brand in 1998 and is required to spend at least $500,000 each year thereafter while the agreement is in effect.

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

    Beginning with the first quarter of 1999, the Company is obligated to pay the greater of actual royalties earned or the minimum guaranteed royalties for that year. The Company was required to spend at least $550,000 in advertising for the women's Girbaud-Registered Trademark- brand in 1998 and is required to spend at least $400,000 each year thereafter while the agreement is in effect. In addition, while the agreement is in effect the Company is required to pay $190,000 per year to the licensor for advertising and promotional

                          I.C. ISAACS & COMPANY, INC.

7. COMMITMENTS AND CONTINGENCIES (CONTINUED) expenditures related to the Girbaud-Registered Trademark- brand. In December 1998, the Girbaud women's license agreement was amended to provide that the Company would spend an additional $1.8 million on sales and marketing in 1999 in conjunction with a one year deferral of the requirement that the Company open a Girbaud-Registered Trademark- retail store in New York City.

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

1999..............................................................  $ 636,000
2000..............................................................  $ 661,000
2001..............................................................  $ 736,000

    On August 15, 1996, I.C. Isaacs Europe, S.L., a Spanish limited corporation and wholly-owned subsidiary of the Company, entered into retail and wholesale license agreements (collectively, the "International Agreements") for use of the Beverly Hills Polo Club-Registered Trademark- Trademark in Europe. The International Agreements, as amended, provide certain exclusive rights to use the Beverly Hills Polo Club-Registered Trademark- Trademark in all countries in Europe for an initial term of three years ending December 31, 1999, renewable at the Company's option, provided the Company is not in breach thereof at the time the renewal notice is given, through three consecutive extensions ending December 31, 2004. The International Agreements are subject to substantially the same terms and conditions as the Beverly Hills Polo Club-Registered Trademark-Agreements described above. Effective March 1, 1999, BHPC Marketing, Inc. amended the international agreements to eliminate all royalties through December 31, 1999 and to revise the formula related to royalty payments in 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

IMPORTANT INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

    This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Those statements include indications regarding the intent, belief or current expectations of the Company and its management, including indications regarding the strength of upcoming collections, statements regarding anticipated cost savings, disclosures regarding the Company's year 2000 readiness, expenditures and plans, the Company's anticipated working capital needs and the Company's expectations for 1999. Words such as "believes," "anticipates," "expects," "intends," "plans," and similar expressions are used to identify forward-looking statements but are the exclusive means of identifying such statements. Forward-looking statements are subject to a variety of risks and uncertainties, many of which are beyond the Company's control, which could cause actual results to differ materially from those contemplated in such forward-looking statements, including in particular the risks and uncertainties described under "Risk Factors" in the Company's Prospectus which include, among other things, (i) changes in the marketplace for the Company's products, including customer tastes, (ii) the introduction of new products or pricing changes by the Company's competitors,
(iii) changes in the economy, and (iv) termination of one or more of its agreements for use of the BOSS-Registered Trademark-, Beverly Hills Polo Club-Registered Trademark- and Girbaud-Registered Trademark- brand names and images in the manufacture and sale of the Company's products. Existing and prospective investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to update or revise the information contained in this Quarterly Report on Form 10-Q, whether as a result of new information, future events or circumstances or otherwise.

    "BOSS-Registered Trademark-" and "I.C. Isaacs-Registered Trademark-" are trademarks of the Company. All other trademarks and service marks appearing herein, including "Girbaud-Registered Trademark-" and "Beverly Hills Polo Club-Registered Trademark-" are property of their respective owners and are not property of the Company.

RESULTS OF OPERATIONS

    The following table sets forth, for the periods indicated, the percentage relationship to net sales of certain items in the Company's consolidated financial statements for the periods indicated.

                                                                                   THREE MONTHS
                                                                                      ENDED
                                                                                    MARCH 31,
                                                                               --------------------
                                                                                 1998       1999
                                                                               ---------  ---------
Net sales....................................................................      100.0%     100.0%
Cost of sales................................................................       68.8       70.4
                                                                               ---------  ---------
Gross profit.................................................................       31.2       29.6
Selling expenses.............................................................       12.6       18.6
License fees.................................................................        5.2        8.6
Distribution and shipping expenses...........................................        3.1        3.8
General and administrative expenses..........................................        6.9        9.5
                                                                               ---------  ---------
Operating Income (loss)......................................................        3.4%     (10.9)%
                                                                               ---------  ---------
                                                                               ---------  ---------

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

    NET SALES.

    Net sales decreased 34.4% to $22.5 million in the three months ended March 31, 1999 from $34.3 million in the three months ended March 31, 1998. The decrease was primarily due to lower volume shipments of BOSS-Registered Trademark- and Beverly Hills Polo Club-Registered Trademark-men's sportswear partially offset by increases in shipments of the Girbaud-Registered Trademark- brand. Net sales of BOSS-Registered Trademark-sportswear decreased $13.5 million or 52.7% to $12.1 million due to intense competition in the jeanswear market, particularly with respect to the BOSS-Registered Trademark-brand. Net sales of the BOSS-Registered Trademark- jeans and tops segments were $4.4 million and $4.5 million, respectively, in the three months ended March 31, 1999 versus $9.4 million and $11.9 million, respectively, in the three months ended March 31, 1998. Net sales of Beverly Hills Polo Club-Registered Trademark-sportswear decreased $1.0 million or 19.2% to $4.2 million due to lower demand for men's bottoms and tops. The Company's women's private label sales decreased $0.6 million or 17.6% to $2.8 million from March 31, 1998 to March 31, 1999. Net sales of Girbaud sportswear were $3.4 million in the three months ended March 31, 1999. The Company began to recognize revenue from shipments of Girbaud-Registered Trademark- men's sportswear in the second quarter of 1998 and from shipments of Girbaud-Registered Trademark- women's sportswear in the last quarter of 1998. In May 1998, the Company entered into an exclusive license agreement to manufacture and market boys' sportswear under the Beverly Hills Polo Club-Registered Trademark- brand in the United States and Puerto Rico. The Company began marketing boys' sportswear under the Beverly Hills Polo Club-Registered Trademark- brand in the first quarter of 1999. In November 1998, the Company entered into exclusive international license agreements to manufacture and market men's and women's sportswear under the Girbaud brand in selected countries in Central and South America and in the Caribbean. International sales were insignificant for the three months ended March 31, 1998 and 1999.

    GROSS PROFIT.

    Gross profit decreased 37.4% to $6.7 million in the three months ended March 31, 1999 from $10.7 million in the three months ended March 31, 1998. Gross profit as a percentage of net sales decreased from 31.2% to 29.6% over the same period. The decrease in gross profit was due to the following factors: reduced margins due to excess capacity at the Company's Carthage manufacturing facility, which was closed during the first quarter of 1999; reduced margins on the shipment of inventory that was previously written down offset by sales of Girbaud-Registered Trademark- products, which generate higher margins in relation to the Company's other products. The decline in gross profit was offset somewhat by the continued shift of production of denim bottoms from the United States to Mexico to take advantage of the lower labor and overhead costs.

SELLING, DISTRIBUTION, GENERAL AND ADMINISTRATIVE EXPENSES.

    Selling, distribution, general, and administrative expenses ("SG&A") decreased 4.0% to $7.2 million in the three months ended March 31, 1999 from $7.5 million in the three months ended March 31, 1998. As a percentage of net sales, SG&A expenses increased to 31.9% from 22.6% over the same period due to lower net sales coupled with higher advertising expenditures as well as salary and office expenses related to the new Girbaud division offset somewhat by lower commissions to the Company's salespersons. Advertising expenditures increased $.4 million to $1.2 million as the Company continued to focus on enhancing the identity and image of its brands through increased media exposure. Also, the Company is required to spend at least $0.9 million in advertising for the women's and men's Girbaud-Registered Trademark- brands in 1999 as well as $1.8 million on sales and marketing in 1999. Distribution and shipping expenses decreased $0.2 million to $0.9 million for the three months ended March 31, 1999 from $1.1 million for the three months ended March 31, 1998. The Company experienced a reduction in overtime wages, due to decreased merchandise shipments, which was offset by salary increases for existing employees. General and administrative expenses remained essentially unchanged at $2.1 million.

LICENSE FEES.

    License fees increased $0.1 million to $1.9 million in the three months ended March 31, 1999 from $1.8 million in the three months ended March 31, 1998. As a percentage of net sales, license fees increased from 5.2% to 8.6%. Due to higher royalty rates and guaranteed minimum fees, license fees increased despite declining sales.

OPERATING INCOME.

    Operating income decreased 300.0% to $(2.4) million in the three months ended March 31, 1999 from $1.2 million in the three months ended March 31, 1998. The decline was due to lower sales and gross profit offset by a decrease in operating expenses. The Company generated a net loss of approximately $2.9 million, or $0.42 per share, for the quarter ended March 31, 1999. The Company expects to report a net loss for the quarter ending June 30, 1999 similar to the loss reported for the quarter ended March 31, 1999.

INTEREST EXPENSE.

    Interest expense increased $0.2 million to $0.4 million in the three months ended March 31, 1999. The Company began borrowing under its asset-based line of credit in the third quarter of 1998 and has continued to borrow in the first quarter of 1999. In addition, the Company incurred interest expense related to the $11.25 million note payable associated with its purchase of the BOSS-Registered Trademark- trademark in November 1997.

OTHER INCOME.

    The Company recognized $0.3 million of income in the three months ended March 31, 1998 related to a refund of excess premiums paid on its employee health insurance plan. There was no comparable refund in 1999.

INCOME TAXES.

    The Company has estimated its annual effective tax rate at 0% due to the uncertainty over the level of earnings in 1999. Also, the Company has net operating loss carryforwards of approximately $17.0 million for income tax reporting purposes for which no income tax benefit has been recorded due to the uncertainty over the generation of taxable income in 1999.

LIQUIDITY AND CAPITAL RESOURCES

    The Company has relied primarily on internally generated funds, trade credit and asset-based borrowings to finance its operations. The Company's capital requirements primarily result from working capital needed to support increases in inventory and accounts receivable. The Company's working capital decreased significantly during the first three months of 1999 compared to the first three months of 1998, primarily due to a cumulative net loss of $20.4 million over the four quarters ended March 31, 1999. As of March 31, 1999, the Company had cash, including temporary investments, of $0.9 million and working capital of $28.9 million compared to $9.2 million and $51.1 million, respectively, as of March 31, 1998.

OPERATING CASH FLOW

    Cash used by operations totaled $1.0 million for the first three months of 1999 due to the net loss of $2.9 million offset by increases in accounts receivable and decreases in inventories and accounts payable. Cash used for investing activities for the first three months of 1999 were minimal. Cash provided by financing activities totaled $0.5 million for the first three months of 1999, resulting primarily from borrowings on the Company's revolving line of credit.

    Accounts receivable increased $1.2 million from December 31, 1998 to March 31, 1999 compared to $2.0 million from December 31, 1997 to March 31, 1998. The continued increases in a time of declining sales stems from slower than expected cash collections. Inventory decreased $3.1 million from December 31, 1998 to March 31, 1999 compared to an increase of $2.7 million from December 31, 1997 to March 31, 1998. The Company has strengthened its control over inventory in order to reduce growth in inventory in a time of declining sales. The decrease in accounts payable of $2.1 million is directly related to the decrease in inventory levels.

    Capital expenditures were $0.1 million for the first three months of 1999 compared with $1.0 million for the first three months of 1998. The Company does not expect to incur significant capital expenditures during the rest of 1999.

CREDIT FACILITIES

    The Company has an asset-based revolving line of credit with Congress Financial Corporation that allowed it to borrow up to $30.0 million based on a percentage of eligible accounts receivable and inventory. Borrowings under the revolving line of credit bore interest at the lender's prime rate less 0.25%. In March 1999, the Company amended the Agreement to extend the date of termination of the Agreement from June 30, 1999 to December 31, 2000. The amended Agreement provides that the Company may borrow up to 80.0% of net eligible accounts receivable and a portion of imported inventory, as defined in the Agreement. Borrowings under the Agreement may not exceed $25.0 million including outstanding letters of credit, which are limited to $8.0 million, and bear interest at the lender's prime rate of interest plus 1.0%. In connection with amending the Agreement the Company will pay Congress a financing fee of $125,000, one half of which was paid at the time of closing and the other half of which will be paid on June 30, 2000. The financing fee will be amortized over 21 months.

    In November 1997, the Company borrowed $11.25 million from Ambra, Inc. to finance the acquisition of certain BOSS-Registered Trademark- trademark rights. This obligation is evidenced by a secured limited recourse promissory note which matures on December 31, 2007 (the "Note"). The Note bears interest at 10.0% per annum, payable quarterly; principal is payable in full upon maturity of the Note.

    The Company extends credit to its customers. Accordingly, the Company may have significant risk in collecting accounts receivable from its customers. The Company has credit policies and procedures which it uses to minimize exposure to credit losses. The Company's collection personnel regularly contact customers with receivable balances outstanding beyond 30 days to expedite collection. If these collection efforts are unsuccessful, the Company may discontinue merchandise shipments until the outstanding balance is paid. Ultimately, the Company may engage an outside collection organization to collect past due accounts. Timely contact with customers by collection personnel has been effective in reducing credit losses to an immaterial amount. In the first quarter of 1998 and 1999, the Company's credit losses were $0.3 million. In each of these periods, the Company's actual credit losses as a percentage of net sales has been less than one and one-half percent.

    The Company believes that current levels of cash and cash equivalents ($0.9 million at March 31, 1999) together with cash from operations and existing credit facilities, will be sufficient to meet its working capital requirements for the next 12 months.

YEAR 2000 COMPLIANCE AND EXPENDITURES

    The Company has determined that it will be required to modify or replace portions of its information technology systems, both hardware and software, so that they will properly recognize and utilize dates beyond December 31, 1999 (the "Year 2000 issue"). As a result, the Company has developed a plan to review and, as appropriate, modify or replace the software (and replace some hardware) in its computer systems. The Company presently believes that with modifications to existing software, conversions to new software and replacement of some hardware, the Year 2000 issue will be satisfactorily resolved in its own systems. The Company has established an internal auditing process to track and verify the results of its plan and tests. The Company has substantially completed the renovation, validation and implementation phases of its plan with respect to its mission-critical systems. The Company is also working with key external parties with whom it has important financial and operational relationships, including banks, utilities and other vendors and third party payors, to assess the remediation efforts made by these parties with respect to their own systems and to determine the extent to which such systems are vulnerable to the Year 2000 issue. The Company has not yet received sufficient information from these parties about their remediation plans to predict the outcome of their efforts. The Company is also developing a contingency plan that is expected to address financial and operational problems that might arise on and around January 1, 2000. This contingency plan would include identifying back-up processes that do not rely on computers whenever possible. The Company has incurred and expects to continue to incur expenses allocable to internal staff, as well as costs for outside consultants, and computer systems' remediation and replacement in order to achieve Year 2000 compliance. The Company completed the conversion of its primary software programs in November 1998 and testing occurred in the first quarter of 1999. The Company currently estimates that these costs will total approximately $0.5 million, $0.2 million of which was incurred in 1998. The costs of the year 2000 program and the date on which the Company plans to complete Year 2000 modifications are based on current estimates, which reflect numerous assumptions about future events, including the continued availability of certain resources, the timing and effectiveness of third-party remediation plans and other factors. The Company can give no assurance that these estimates will be achieved, and actual results could differ materially from the Company's plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct relevant computer source codes and embedded technology, the results of internal and external testing and the timelessness and the effectiveness of remediation efforts of third parties.

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

SEASONALITY

    The Company's business is impacted by the general seasonal trends that are characteristic of the apparel and retail industries. In the Company's segment of the apparel industry, sales are generally higher in the first and third quarters. Historically, the Company has taken greater markdowns in the second and fourth quarters. The Company generally receives orders for its products three to five months prior to the time the products are delivered to stores. As of March 31, 1999, the Company had unfilled orders of approximately $23.0 million, compared to approximately $32.0 million of such orders as of March 31, 1998. The backlog of orders at any given time is affected by a number of factors, including seasonality, weather conditions, scheduling of manufacturing and shipment of products. As the timing of the shipment of products may vary from year to year, the results for any particular quarter may not be indicative of the results for the full year.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company's principal market risk results from changes in floating interest rates on short-term debt. The Company does not use interest rate swap agreements to mitigate the risk of adverse changes in the prime interest rate. However, the impact of a 100 basis point change in interest rates affecting the Company's short-term debt would not be material to the net loss, cash flow or working capital. The Company does not hold long-term interest sensitive assets and therefore is not exposed to interest rate fluctuations for its assets. The Company does not hold or purchase any derivative financial instruments for trading purposes.

                           PART II--OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

    (a) Exhibits.

    None

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

Dated: May 17, 1999

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             NAME                        CAPACITY                   DATE
------------------------------  ---------------------------  -------------------
                                Chairman of the Board,
                                  Chief
     /s/ ROBERT J. ARNOT          Executive Officer and
------------------------------    Director                      May 17, 1999
       Robert J. Arnot            (Principal Executive
                                  Officer)

                                Vice President and Chief
                                  Financial
   /s/ EUGENE C. WIELEPSKI        Officer and Director
------------------------------    (Principal                    May 17, 1999
     Eugene C. Wielepski          Financial and Accounting
                                  Officer)