Form 10-Q
period 1999-06-30
IC ISAACS & CO INC
filed 1999-08-13
CIK 1041179

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

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999.
                                       OR

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

                            ------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    As of August 13, 1999, 7,182,200 shares of common stock ("Common Stock") of the Registrant were outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         PART I--FINANCIAL INFORMATION
                          I.C. ISAACS & COMPANY, INC.
                          CONSOLIDATED BALANCE SHEETS

ITEM 1. FINANCIAL STATEMENTS.

                                                                                     DECEMBER 31,     JUNE 30,
                                                                                         1998           1999
                                                                                     -------------  -------------
ASSETS
Current
  Cash, including temporary investments of $887,845 and $358,000...................  $   1,345,595  $   1,290,316
  Accounts receivable, less allowance for doubtful accounts of $1,353,000 and
    $625,000.......................................................................     14,904,501     16,597,139
  Inventories (Note 1).............................................................     23,121,971     19,138,468
  Refundable income taxes (Note 4).................................................      1,799,450        458,843
  Prepaid expenses and other.......................................................        882,355        451,568
                                                                                     -------------  -------------
      Total current assets.........................................................     42,053,872     37,936,334
Property, plant and equipment, at cost, less accumulated depreciation and
  amortization.....................................................................      3,247,646      3,133,585
Trademark and licenses, less accumulated amortization of $1,412,500 and $2,035,000
  (Note 7).........................................................................     10,437,500      9,815,000
Goodwill, less accumulated amortization of $1,412,790 and $1,536,720...............      1,239,310      1,115,380
Other assets.......................................................................      2,067,815      2,389,489
                                                                                     -------------  -------------
                                                                                     $  59,046,143  $  54,389,788
                                                                                     -------------  -------------
                                                                                     -------------  -------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current
  Checks issued against future deposits............................................  $   1,298,929  $     687,715
  Current maturities of long term debt and revolving line of credit (Note 2).......      2,412,235      4,274,620
  Current maturities of capital lease obligations..................................        179,864         92,605
  Accounts payable.................................................................      4,301,707      2,962,723
  Accrued expenses and other current liabilities (Note 3)..........................      2,074,305      2,669,590
  Accrued compensation.............................................................        209,773        283,959
                                                                                     -------------  -------------
      Total current liabilities....................................................     10,476,813     10,971,212
                                                                                     -------------  -------------
Long-term debt
  Note payable.....................................................................     11,250,000     11,250,000
  Capital lease obligations........................................................          6,258       --
                                                                                     -------------  -------------
      Total long-term debt.........................................................     11,256,258     11,250,000
                                                                                     -------------  -------------
Commitments and Contingencies (Note 7)
Stockholders' Equity (Notes 5 and 6)
Preferred stock; $.0001 par value; 5,000,000 shares authorized, none outstanding...       --             --
Common stock; $.0001 par value; 50,000,000 shares authorized, 8,344,699 shares
  issued; 6,782,200 and 6,682,200 shares outstanding...............................            834            834
Additional paid-in capital.........................................................     38,924,998     38,924,998
Retained earnings (deficit)........................................................      1,597,270     (3,447,226)
Treasury stock, at cost (1,562,499 and 1,646,710 shares)...........................     (3,210,030)    (3,310,030)
                                                                                     -------------  -------------
      Total stockholders' equity...................................................     37,313,072     32,168,576
                                                                                     -------------  -------------
                                                                                     $  59,046,143  $  54,389,788
                                                                                     -------------  -------------
                                                                                     -------------  -------------

          See accompanying notes to consolidated financial statements.

                          I.C. ISAACS & COMPANY, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                      THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                                      ----------------------------  ----------------------------
                                                          1998           1999           1998           1999
                                                      -------------  -------------  -------------  -------------
Net sales...........................................  $  26,834,405  $  20,756,858  $  61,105,285  $  43,284,696
Cost of sales.......................................     20,766,194     14,648,477     44,329,785     30,507,886
                                                      -------------  -------------  -------------  -------------
Gross profit........................................      6,068,211      6,108,381     16,775,500     12,776,810
                                                      -------------  -------------  -------------  -------------
Operating expenses
  Selling...........................................      4,338,970      2,792,414      8,665,054      6,978,568
  License fees (Note 7).............................      1,455,446      1,729,286      3,237,488      3,670,808
  Distribution and shipping.........................        952,622        684,827      2,022,467      1,535,159
  General and administrative........................      2,801,473      2,124,609      4,943,689      4,263,010
  Provision for severance (Note 7)..................       --              750,000       --              750,000
  Provision for plant closing.......................       --             --              226,326       --
                                                      -------------  -------------  -------------  -------------
      Total operating expenses......................      9,548,511      8,081,136     19,095,024     17,197,545
                                                      -------------  -------------  -------------  -------------
Operating loss......................................     (3,480,300)    (1,972,755)    (2,319,524)    (4,420,735)
                                                      -------------  -------------  -------------  -------------
Other income (expense)
  Interest, net of interest income of $98,838,
    $10,809, $232,174 and $14,564...................       (304,390)      (419,323)      (543,804)      (849,646)
  Other, net........................................         17,709        199,922        330,147        225,885
                                                      -------------  -------------  -------------  -------------
Total other expense.................................       (286,681)      (219,401)      (213,657)      (623,761)
                                                      -------------  -------------  -------------  -------------
Loss before income taxes............................     (3,766,981)    (2,192,156)    (2,533,181)    (5,044,496)
Income tax benefit..................................        660,000       --              154,000       --
                                                      -------------  -------------  -------------  -------------
Net loss............................................  $  (3,106,981) $  (2,192,156) $  (2,379,181) $  (5,044,496)
                                                      -------------  -------------  -------------  -------------
                                                      -------------  -------------  -------------  -------------

Basic and diluted loss per share....................  $       (0.37) $       (0.32) $       (0.29) $       (0.74)
Weighted average shares outstanding.................      8,314,522      6,781,101      8,256,914      6,781,648
                                                      -------------  -------------  -------------  -------------
                                                      -------------  -------------  -------------  -------------

          See accompanying notes to consolidated financial statements.

                          I.C. ISAACS & COMPANY, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       SIX MONTHS ENDED JUNE 30,
                                                                                      ----------------------------
                                                                                          1998           1999
                                                                                      -------------  -------------
Operating Activities
  Net loss..........................................................................  $  (2,379,181) $  (5,044,496)
  Adjustments to reconcile net loss to net cash used in operating activities
    Provision for doubtful accounts.................................................        707,571        487,495
    Write off of accounts receivable................................................       (867,571)    (1,215,495)
    Provision for sales returns and discounts.......................................      3,339,011      2,021,258
    Sales returns and discounts.....................................................     (3,446,011)    (2,009,293)
    Depreciation and amortization...................................................      1,114,917      1,103,660
    Gain on sale of assets..........................................................       --             (211,448)
    Compensation expense on stock options...........................................       --                2,363
    Other...........................................................................         23,269       --
    (Increase) decrease in assets
      Accounts receivable...........................................................      1,953,259       (976,603)
      Inventories...................................................................     (3,991,348)     3,983,503
      Refundable income taxes.......................................................     (1,803,634)     1,340,607
      Prepaid expenses and other....................................................        (12,122)       430,787
      Other assets..................................................................       (315,708)      (339,530)
    Increase (decrease) in liabilities
      Accounts payable..............................................................     (1,284,223)    (1,338,984)
      Accrued expenses and other current liabilities................................        331,446        592,922
      Accrued compensation..........................................................         (6,867)        74,186
      Income taxes payable..........................................................       (156,000)      --
                                                                                      -------------  -------------
Cash used in operating activities...................................................     (6,793,192)    (1,099,068)
                                                                                      -------------  -------------
Investing Activities
  Capital expenditures..............................................................     (1,275,541)      (225,313)
  Proceeds from the sale of assets..................................................       --              211,448
  Acquisition of Girbaud license....................................................       (600,000)      --
                                                                                      -------------  -------------
Cash used in investing activities...................................................     (1,875,541)       (13,865)
                                                                                      -------------  -------------
Financing Activities
  Checks issued against future deposits.............................................       --             (611,214)
  Issuance of common stock..........................................................      4,774,860       --
  Principal proceeds from debt......................................................        817,544      1,862,385
  Principal payments on debt........................................................        (86,258)       (93,517)
  Purchase of treasury stock........................................................       (161,213)      (100,000)
                                                                                      -------------  -------------
Cash provided by financing activities...............................................      5,344,933      1,057,654
                                                                                      -------------  -------------
Decrease in cash and cash equivalents...............................................     (3,323,800)       (55,279)
Cash and Cash Equivalents, at beginning of period...................................      7,422,067      1,345,595
                                                                                      -------------  -------------
Cash and Cash Equivalents, at end of period.........................................  $   4,098,267  $   1,290,316
                                                                                      -------------  -------------
                                                                                      -------------  -------------

          See accompanying notes to consolidated financial statements.

                          I.C. ISAACS & COMPANY, INC.

                         SUMMARY OF ACCOUNTING POLICIES

BASIS OF PRESENTATION

    The consolidated financial statements include the accounts of I. C. Isaacs & Company, Inc. ("ICI"), I.C. Isaacs Europe, S.L. ("Isaacs Europe"), I.C. Isaacs & Company L.P. (the "Partnership"), Isaacs Design, Inc. ("Design") and I. C. Isaacs Far East (collectively, the "Company"). ICI operates as the general partner of the Partnership and has a 99.0% ownership interest. Design operates as the limited partner of the Partnership and has a 1.0% ownership interest. The Company established Isaacs Europe in July 1996 as the exclusive licensee of Beverly Hills Polo Club-Registered Trademark- sportswear in Europe. Isaacs Europe did not have any significant revenue or expenses in 1998 or thus far in 1999. All intercompany balances and transactions have been eliminated.

BUSINESS DESCRIPTION

    The Company, which operates in one business segment, is a designer, manufacturer and marketer of branded sportswear based in New York City and Baltimore. The Company offers full lines of sportswear for men and women under the Marithe and Francois Girbaud-Registered Trademark- brand in the United States and Puerto Rico, for young men, women and boys under the BOSS-Registered Trademark- brand in the United States and Puerto Rico, and for men and boys under the Beverly Hills Polo Club-Registered Trademark- brand in the United States, Puerto Rico and Europe. The Company also markets women's pants and jeans under various other Company-owned brand names and under third-party private labels.

INTERIM FINANCIAL INFORMATION

    In the opinion of management, the interim financial information as of June 30, 1999 and for the six months ended June 30, 1998 and 1999 contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods. Results for interim periods are not necessarily indicative of results to be expected for an entire year.

RISKS AND UNCERTAINTIES

    The apparel industry is highly competitive. The Company competes primarily with larger, well capitalized companies which have sought to increase market share through massive consumer advertising and price reductions. Recently, the Company has experienced increased competition from a number of competitors, including the Tommy Jeans division of Tommy Hilfiger and the Polo Jeans division of Polo Ralph Lauren, as well as competitors in the urban jeanswear segment such as FUBU, Mecca and Phat Farm, at both the department store and specialty store channels of distribution. The Company continues to redesign each of its jeanswear and sportswear lines to meet changing consumer tastes. Also, the Company has developed and implemented new marketing initiatives to promote each of its brands, including "shop-in-shops" for its Girbaud brand. The risk to the Company is that such a strategy may lead to continued pressure on profit margins. In the past several years, many of the Company's competitors have switched much of their apparel manufacturing from the United States to foreign locations such as Mexico, the Dominican Republic and throughout Asia. As competitors lower production costs, it gives them greater flexibility to alter prices. Over the last several years, the Company has switched a majority of its production to contractors outside the United States to reduce costs. Management believes that it will continue this strategy for the foreseeable future.

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

CONCENTRATION OF CREDIT RISK

    Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of trade accounts receivable. The Company's customer base is not concentrated in any specific geographic region, but is concentrated in the retail industry. For the six months ended June 30, 1998, sales to the Company's largest customer were $12,978,219. This amount constituted 21.2% of total sales. For the six months ended June 30, 1999 sales to the Company's two largest customers were $9,214,832 and $5,687,959, respectively. These amounts constituted 21.3% and 13.1% of total sales, respectively. The largest customer was the same during both periods. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

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

GOODWILL

    The Company has recorded goodwill based on the excess of the purchase price over the value of net assets acquired. The Company analyzes the operating income of the women's Company-owned and third party private label lines in relation to the amortization of goodwill associated with those assets on a quarterly basis for evidence of impairment of the goodwill. During the year ended December 31, 1998, management determined that a reduction in sales had significantly impacted the operating income of the women's Company-owned and third party private label lines and that an impairment of the goodwill associated with the lines had occurred. In response, management recorded a one-time write down of $435,000 and reduced the estimated life of the goodwill from 40 years to 20 years. Effective October 1, 1998, the remaining goodwill is being amortized over 63 months. Management will continue to analyze the profitability of the women's third party private label lines on a quarterly basis for any additional impairment.

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

INCOME TAXES

    The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). Under SFAS 109, deferred taxes are determined using the liability method, which requires the recognition of deferred tax assets and liabilities based on differences between financial statement and income tax basis using presently enacted tax rates.

EARNINGS PER SHARE

    Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity. There is no difference in basic and diluted earnings per share in the first or second quarter of 1998 or 1999.

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

                          I.C. ISAACS & COMPANY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. INVENTORIES

    Inventories consist of the following:

                                                                 DECEMBER 31,     JUNE 30,
                                                                     1998           1999
                                                                 -------------  -------------
Raw Materials..................................................  $   4,790,634  $   2,953,512
Work-in-process................................................      1,531,424      1,151,888
Finished Goods.................................................     16,799,913     15,033,068
                                                                 -------------  -------------
                                                                 $  23,121,971  $  19,138,468
                                                                 -------------  -------------
                                                                 -------------  -------------

2. LONG-TERM DEBT

    In March 1999, the Company amended its revolving line of credit agreement to extend the term of the agreement through December 31, 2000. The line of credit agreement was originally set to expire on June 30, 1999. The amended agreement provides that the Company may borrow up to 80.0% of net eligible accounts receivable and a portion of imported inventory, as defined in the agreement. Borrowings under the agreement may not exceed $25.0 million including outstanding letters of credit, which are limited to $8.0 million, and bear interest at the lender's prime rate of interest plus 1.0%. In connection with amending the agreement the Company will pay Congress a financing fee of $125,000, one half of which was paid at the time of closing and the other half of which will be paid on June 30, 2000. The financing fee will be amortized over 21 months. The Company is now required to maintain minimum levels of working capital and tangible net worth. The Company was in compliance with these restrictive covenants as of June 30, 1999.

3. ACCRUED EXPENSES

    Accrued expenses consist of the following:

                                                                   DECEMBER 31,    JUNE 30,
                                                                       1998          1999
                                                                   ------------  ------------
Royalties........................................................   $  912,657   $  1,056,344
Accrued professional fees........................................      150,000         50,000
Payable to salesmen..............................................        2,519         29,204
Payroll tax withholdings.........................................      111,725        244,496
Customer credit balances.........................................      226,479        173,684
Accrued interest.................................................      189,816        191,306
Franchise taxes payable..........................................       96,000             --
Reserve for severance............................................      300,000        700,000
Deferred fees....................................................           --         62,500
Other............................................................       85,109        162,056
                                                                   ------------  ------------
                                                                    $2,074,305   $  2,669,590
                                                                   ------------  ------------
                                                                   ------------  ------------

4. INCOME TAXES

    The Company has estimated its annual effective tax rate at 0% due to the uncertainty over the level of earnings in 1999. Also, the Company has net operating loss carryforwards of approximately $17.0 million

                          I.C. ISAACS & COMPANY, INC.

4. INCOME TAXES (CONTINUED)
for income tax reporting purposes for which no income benefit has been recorded due to the uncertainty over the generation of taxable income in 1999.

5. STOCKHOLDERS' EQUITY

    In June 1998, the Company's Board of Directors authorized a stock repurchase program. Under this program the Company may repurchase up to $4.0 million of its common stock. From inception through June 30, 1999, the Company had purchased 1,622,011 shares at a cost of $3,295,162.

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

    In 1999, the Board of Directors and the Company's stockholders approved an increase in the number of shares of common stock that may be issued with respect to awards granted under the Plan to an aggregate of 1.1 million shares.

    The following table relates to option activity in the first six months of 1999, under the Plan:

                                                                   NUMBER OF     OPTION PRICE
                                                                    SHARES        PER SHARE
                                                                  -----------  ----------------
Outstanding at December 31, 1998................................     346,000   $2.13
Granted.........................................................     663,250   $  1.19 to $1.56
Cancelled.......................................................    (110,000)  $2.13
Outstanding at June 30, 1999....................................     899,250   $  1.19 to $2.13

    ICI has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS 124"), but applies the intrinsic value method set forth in Accounting Principles Board Opinion No. 25. For stock options granted to employees, ICI has estimated the fair value of each option granted using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rate of 6.08%, expected volatility of 90%, expected option life of 4.5 years and no dividend payment expected. Using these assumptions, the fair value of the stock options granted is $0.84. There were no adjustments made in calculating the fair value to account for vesting provisions or for non-transferability or risk of forfeiture. The weighted average remaining life for options outstanding at June 30, 1999 is nine years.

                          I.C. ISAACS & COMPANY, INC.

6. STOCK OPTIONS (CONTINUED)
    If ICI had elected to recognize compensation expense based on the fair value at the grant dates, consistent with the method prescribed by SFAS No. 123, net loss per share would have been changed to the pro forma amount indicated below:

                                                                             SIX MONTHS ENDED
                                                                               JUNE 30, 1999
                                                                             -----------------
Net loss:
  As reported..............................................................    $  (5,044,496)
  Pro forma................................................................       (5,114,137)
Basic and diluted loss per share:
  As reported..............................................................    $       (0.74)
  Pro forma................................................................            (0.75)

7. COMMITMENTS AND CONTINGENCIES

    In addition to items set forth in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, the following items are noted:

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

    In March 1998, the Company entered into an exclusive license agreement with Latitude Licensing Corp. to manufacture and market women's jeanswear, casual wear and active influenced sportswear under the Girbaud-Registered Trademark-brand and certain related trademarks in the United States, Puerto Rico and the U.S. Virgin Islands. The agreement has an initial term of two years and may be extended at the option of the Company for up to a total of ten years. The Company paid an initial license fee of $600,000. Under the agreement, if the Company is required to make payments to the licensor in an amount equal to 6.25% of net sales of regular licensed merchandise and 3.0% of certain irregular and closeout licensed merchandise. Payments are subject to guaranteed minimum annual royalties as follows:

1999..............................................................  $ 700,000
2000..............................................................  $ 800,000

    Beginning with the first quarter of 1999, the Company is obligated to pay the greater of actual royalties earned or the minimum guaranteed royalties for that year. The Company is required to spend at least $550,000 in advertising for the women's Girbaud-Registered Trademark- brand in 1998 and is required to spend at least $400,000 each year thereafter while the agreement is in effect. In addition, while the agreement is in effect

                          I.C. ISAACS & COMPANY, INC.

7. COMMITMENTS AND CONTINGENCIES (CONTINUED) the Company is required to pay $190,000 per year to the licensor for advertising and promotional expenditures related to the Girbaud-Registered Trademark- brand. In December 1998, the Girbaud-Registered Trademark- women's license agreement was amended to provide that the Company would spend an additional $1.8 million on sales and marketing in 1999 in conjunction with a one year deferral of the requirement that the Company open a Girbaud retail store in New York City. In August 1999, the Company issued 500,000 shares of restricted common stock to Latitude Licensing Corp. in connection with an amendment of the Girbaud women's license agreement to further defer the obligation to open a Girbaud retail store. Under the new agreement, if the Company has not signed a lease agreement for a Girbaud retail store by July 31, 2002 it will become obligated to pay Latitude Licensing Corp. an additional $500,000 in royalties.

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

    On August 15 1996, I.C. Isaacs Europe, S.L., a Spanish limited corporation and wholly-owned subsidiary of the Company, entered into retail and wholesale license agreements (collectively, the "International Agreements") for use of the Beverly Hills Polo Club-Registered Trademark- Trademark in Europe. The International Agreements, as amended, provide certain exclusive rights to use the Beverly Hills Polo Club-Registered Trademark- Trademark in all countries in Europe for an initial term of three years ending December 31, 1999, renewable at the Company's option, provided the Company is not in breach thereof at the time the renewal notice is given, through three consecutive extensions ending December 31, 2004. The International Agreements are subject to substantially the same terms and conditions as the Beverly Hills Polo Club-Registered Trademark-Agreements described above. Effective March 1, 1999, BHPC Marketing, Inc. amended the international agreements to eliminate all royalties through December 31, 1999 and to revise the formula related to royalty payments in 2000.

    In June 1999, the Company's President and Chief Operating Officer resigned. As part of this resignation, the Company will pay a total of $700,000 over the next two years. The Company also transferred a life insurance policy with a cash surrender value of $50,000 to the former President and Chief Operating Officer. Also in connection with this resignation, the Company purchased 84,211 shares of the common stock of the Company held by this individual at the market price of $1.19 per share, for a total of $100,000. This individual's options vested immediately upon his resignation and are exercisable up to the tenth anniversary of the grant date.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

IMPORTANT INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

    This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Those statements include indications regarding the intent, belief or current expectations of the Company and its management, including the Company's plans with respect to the manufacturing, marketing and distribution of its products, its expectations with respect to risks of its investments and the performance of the counterparties to its letter of credit agreement, its plans not to invest in derivative instruments and its expectations regarding future capital expenditures. Such statements are subject to a variety of risks and uncertainties, many of which are beyond the Company's control, which could cause actual results to differ materially from those contemplated in such forward-looking statements, including in particular the risks and uncertainties described under "Risk Factors" in the Company's Prospectus which include, among other things, (i) changes in the marketplace for the Company's products, including customer tastes, (ii) the introduction of new products or pricing changes by the Company's competitors,
(iii) changes in the economy, and (iv) termination of one or more of its agreements for use of the BOSS-Registered Trademark-, Beverly Hills Polo Club-Registered Trademark- and Girbaud-Registered Trademark- brand names and images in the manufacture and sale of the Company's products. Existing and prospective investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to update or revise the information contained in this Quarterly Report on Form 10-Q, whether as a result of new information, future events or circumstances or otherwise.

    "BOSS-Registered Trademark-" and "I.C. Isaacs-Registered Trademark-" are trademarks of the Company. All other trademarks or service marks, including "Girbaud-Registered Trademark-" and "Marithe and Francois
Girbaud-Registered Trademark-" (collectively, "Girbaud") and "Beverly Hills Polo Club-Registered Trademark-" appearing in this Form 10-Q are the property of their respective owners and are not the property of the Company.

RESULTS OF OPERATIONS

    The following table sets forth the percentage relationship to net sales of certain items in the Company's consolidated financial statements for the periods indicated:

                                                                                    SIX MONTHS
                                                                                      ENDED
                                                                                     JUNE 30
                                                                               --------------------
                                                                                 1998       1999
                                                                               ---------  ---------
Net sales....................................................................      100.0%     100.0%
Cost of sales................................................................       72.5       70.5
                                                                               ---------  ---------
Gross profit.................................................................       27.5       29.5
Selling expenses.............................................................       14.2       16.1
License fees.................................................................        5.3        8.5
                                                                               ---------  ---------
Distribution and shipping expenses...........................................        3.3        3.5
General and administrative expenses..........................................        8.5       11.0
                                                                               ---------  ---------
Operating loss...............................................................       (3.8)%     (10.2)%
                                                                               ---------  ---------
                                                                               ---------  ---------

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

    NET SALES.

    Net sales decreased 22.4% to $20.8 million in the three months ended June 30, 1999 from $26.8 million in the three months ended June 30, 1998. The decrease was primarily due to lower volume shipments of BOSS-Registered Trademark- and Beverly Hills Polo Club-Registered Trademark-men's sportswear and women's private label lines.

These decreases were partially offset by increases in sales of both the men's and women's Girbaud-Registered Trademark- brand. Net sales of BOSS-Registered Trademark- sportswear decreased $7.9 million or 38.3% to $12.7 million due to intense competition in the jeanswear market, particularly with respect to the BOSS-Registered Trademark- brand. Net sales of Beverly Hills Polo Club-Registered Trademark- remained essentially unchanged at $3.3 million. However, during the three months ended June 30, 1999, the Company had sales of $0.4 million of boys' sportswear under the Beverly Hills Polo
Club-Registered Trademark- brand, which the Company began to market in the first quarter of 1999. Net sales of Girbaud-Registered Trademark- sportswear were $4.2 million in the three months ended June 30, 1999. The Company began to recognize revenue from shipments of Girbaud-Registered Trademark- men's sportswear in the second quarter of 1998. Those sales totaled $0.8 million in the three months ended June 30, 1998. The Company began to recognize revenue from shipments of Girbaud-Registered Trademark- women's sportswear in the fourth quarter of 1998. In November 1998, the Company entered into exclusive international license agreements to manufacture and market men's and women's sportswear under the Girbaud-Registered Trademark- brand in selected countries in Central and South America and in the Caribbean. International sales were insignificant for the three months ended June 30, 1998 and 1999. The Company's women's private label sales decreased $1.4 million or 70.0% to $0.6 million for the three months ended June 30, 1999.

    GROSS PROFIT.

    Gross profit remained essentially unchanged at $6.1 million in the three months ended June 30, 1999 and 1998. Gross profit as a percentage of net sales increased from 22.6% to 29.4% over the same period. The increase in gross profit as a percentage of sales was primarily due to higher sales of Girbaud-Registered Trademark- sportswear at higher margins and additional cost savings from the continued shift of production of denim bottoms from the United States to Mexico to take advantage of lower labor and overhead costs.

    SELLING, DISTRIBUTION, GENERAL AND ADMINISTRATIVE EXPENSES.

    Selling, distribution, general and administrative expenses ("SG&A") decreased 21.0% to $6.4 million in the three months ended June 30, 1999 from $8.1 million in the three months ended June 30, 1998. As a percentage of net sales, SG&A expenses increased to 30.8% from 30.2% over the same period due to lower net sales and a provision for severance offset somewhat by decreases in advertising expenditures, lower selling expenses and lower commissions to the Company's sales persons. Advertising expenditures decreased $0.9 million to $0.8 million as the Company focused more on local targeted advertising campaigns for BOSS-Registered Trademark- and Beverly Hills Polo Club-Registered Trademark-with less use of national print and television. Also, the Company is required to spend $0.9 million in advertising for the women's and men's
Girbaud-Registered Trademark- brands as well as $1.8 million on sales and marketing in 1999. Distribution and shipping expenses decreased $0.3 million to $0.7 million for the three months ended June 30, 1999. The Company experienced a reduction in personnel and wages due to decreased merchandise shipments. General and administrative expenses decreased $0.7 million to $2.1 million for the three months ended June 30, 1999. The Company reduced personnel during the second half of 1998 and also experienced a reduction in bad debt expense from a year ago. In the second quarter of 1999 the Company's President and Chief Operating Officer resigned. In connection with this resignation the Company recorded a provision for severance of $0.8 million.

    LICENSE FEES.

    License fees increased $0.3 million to $1.7 million in the three months ended June 30, 1999 from $1.4 million in the three months ended June 30, 1998. As a percentage of net sales, license fees increased from 5.2% to 8.2%. The license fees increased in a period of declined sales due to minimum royalty payments with respect to BOSS products under the Foreign Manufacturing Rights Agreement executed in November 1997 and minimum royalties of $125,000 and $58,000 per month paid under the Girbaud-Registered Trademark- men's and women's license agreements.

    OPERATING LOSS.

    Operating loss decreased 42.9% to ($2.0) million in the three months ended June 30, 1999 from $3.5 million in the three months ended June 30, 1998. The improvement was due to reduced operating expenses, particularly in selling expenses, offset somewhat by a provision for severance in the second quarter of 1999.

    INTEREST EXPENSE.

    Interest expense increased $0.1 million to $0.4 million in the three months ended June 30, 1999. The Company has incurred interest expense related to its line of credit and the $11.25 million note payable associated with its purchase of the BOSS-Registered Trademark- trademark. During the three months ended June 30, 1998 the Company earned $0.1 million in interest income on available cash. During the six months ended June 30, 1999, the Company's borrowings under its line of credit were generally higher than the comparable period one year earlier. Interest income in the three months ended June 30, 1999 was insignificant.

    INCOME TAXES.

    The Company recorded an income tax benefit in the three months ended June 30, 1998 to recognize a tax benefit for the carryback of net operating losses to recover income taxes paid during 1997, and estimated tax payments made in the first three months of 1999. There was no such comparable item in the three months ended June 30, 1999.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

    NET SALES.

    Net sales decreased 29.1% to $43.3 million in the six months ended June 30, 1999 from $61.1 million in the six months ended June 30, 1998. The decrease was primarily due to lower volume shipments of BOSS-Registered Trademark- and Beverly Hills Polo Club-Registered Trademark- men's sportswear and women's private label lines. These decreases were partially offset by increases in sales of both the men's and women's products under the Girbaud-Registered Trademark-brand. Net sales of BOSS-Registered Trademark- sportswear decreased $21.5 million or 46.4% to $24.8 million due to intense competition in the jeanswear market, particularly with respect to the BOSS-Registered Trademark- brand. Net sales of Beverly Hills Polo Club-Registered Trademark- decreased $1.1 million. During the six months ended June 30, 1999, the Company had sales of $0.5 million of boys' sportswear under the Beverly Hills Polo Club-Registered Trademark-brand, which the Company began to market in the first quarter of 1999. Net sales of Girbaud-Registered Trademark- sportswear were $7.6 million in the six months ended June 30, 1999. The Company began to recognize revenue from shipments of Girbaud-Registered Trademark- men's sportswear in the second quarter of 1998. Those sales totaled $0.8 million in the six months ended June 30, 1998. The Company began to recognize revenue from shipments of Girbaud-Registered Trademark- women's sportswear in the fourth quarter of 1998. In November 1998, the Company entered into exclusive international license agreements to manufacture and market men's and women's sportswear under the Girbaud-Registered Trademark- brand in selected countries in Central and South America and in the Caribbean. International sales were insignificant for the six months ended June 30, 1998 and 1999. The Company's women's private label sales decreased $3.1 million or 39.7% to $4.7 million for the six months ended June 30, 1999.

    GROSS PROFIT.

    Gross profit decreased 24.4% to $12.7 million in the six months ended June 30, 1999. Gross profit as a percentage of net sales increased from 27.5% to 29.5% over the same period. The increase in gross profit as a percentage of sales was primarily due to higher sales of Girbaud-Registered Trademark-jeanswear and sportswear at higher margins and additional cost savings from the continued shift of production of denim bottoms from the United States to Mexico to take advantage of lower labor and overhead costs.

    SELLING, DISTRIBUTION, GENERAL AND ADMINISTRATIVE EXPENSES.

    SG&A decreased 15.1% to $13.5 million in the six months ended June 30, 1999 from $15.9 million in the six months ended June 30, 1998. As a percentage of net sales, SG&A expenses increased to 31.2% from 26.0% over the same period due to lower net sales and a provision for severance offset somewhat by decreases in advertising expenditures, lower selling expenses and lower commissions to the Company's sales persons. Advertising expenditures decreased $0.7 million to $1.9 million as the Company focused more on local targeted advertising campaigns for BOSS-Registered Trademark- and Beverly Hills Polo Club-Registered Trademark-with less use of national print and television. Also, the Company is required to spend $0.9 million in advertising as well as $1.8 million on sales and marketing for the women's and men's Girbaud-Registered Trademark- brands in 1999. Distribution and shipping expenses decreased $0.5 million to $1.5 million for the six months ended June 30, 1999. The Company experienced a reduction in personnel and wages due to decreased merchandise shipments. General and administrative expenses decreased $0.6 million to $4.3 million for the six months ended June 30, 1999. The Company reduced personnel during the second half of 1998 and also experienced a reduction in bad debt expense from a year ago. In the second quarter of 1999 the Company's President and Chief Operating Officer resigned. In connection with this resignation the Company recorded a provision for severance of $0.8 million.

    LICENSE FEES.

    License fees increased $0.5 million to $3.7 million in the six months ended June 30, 1999 from $3.2 million in the six months ended June 30, 1998. As a percentage of net sales, license fees increased from 5.3% to 8.5%. The license fees increased in a period of declining sales due to minimum royalty payments with respect to BOSS-Registered Trademark- products under the Foreign Manufacturing Rights Agreement executed in November 1997 and minimum royalties of $125,000 and $58,000 per month paid under the Girbaud-Registered Trademark-men's and women's license agreements.

    OPERATING LOSS.

    Operating loss increased 91.3% to $4.4 million in the six months ended June 30, 1999 from $2.3 million in the six months ended June 30, 1998. The decline was due to lower sales and gross profit.

    INTEREST EXPENSE.

    Interest expense increased $0.1 million to $0.9 million in the six months ended June 30, 1999. The Company repaid its asset-based line of credit with a portion of the proceeds of its initial public offering completed in December 1997. Borrowings under the line of credit were insignificant in the first six months of 1998. However, the Company incurred interest expense related to the $11.25 million note payable associated with its purchase of the BOSS-Registered Trademark- trademark in November 1997. This expense of $.6 million was partially offset by interest income of $0.2 million earned on available cash. The Company invests its excess cash in short-term investments. During the six months ended June 30, 1999, the Company's borrowings under its line of credit were generally higher than the comparable period one year earlier. The Company did not have significant excess cash during the six months ended June 30, 1999.

    OTHER INCOME.

    The Company recognized $0.3 million of income in the six months ended June 30, 1998 related to a refund of excess premiums paid on its employee health insurance plan. There was no comparable refund in 1999.

    INCOME TAXES.

    The Company recorded an income tax benefit in the first six months of 1998 to recognize a tax benefit for the carryback of net operating losses to recover income taxes paid during 1997, and estimated tax payments made in the first three months of 1998. There was no such comparable item in the six months ended June 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

    The Company has relied primarily on internally generated funds, trade credit and asset based borrowings to finance its operations and expansion. The Company's capital requirements primarily result from working capital needed to support increases in inventory and accounts receivable. The Company's working capital declined significantly during the first six months of 1999 compared to the first six months of 1998, primarily due to cumulative net losses of $19.5 million for the twelve months ended June 30, 1999. As of June 30, 1999, the Company had cash, including temporary investments of $1.3 million and working capital of $27.0 million compared to $4.1 and $47.7 million, respectively as of June 30, 1998.

    OPERATING CASH FLOW.

    Cash used by operations totaled $1.1 million for the first six months of 1999 due to increases in accounts receivable. These increases were partially offset by decreases in inventories, refundable income taxes and accounts payable. Cash used for investing activities for the first six months of 1999 were insignificant. Cash provided by financing activities totaled $1.1 million for the first six months of 1999, resulting primarily from borrowings on its revolving line of credit.

    Inventory decreased $4.0 million from December 31, 1998 to June 30, 1999, compared to an increase of $4.0 million from December 31, 1997 to June 30, 1998. The increase in 1998 was due to the buildup of finished goods because of the decline in net sales of BOSS-Registered Trademark- men's and Beverly Hills Polo Club-Registered Trademark- sportswear coupled with the $1.0 million in Girbaud-Registered Trademark- inventory recently manufactured but not yet sold. The decrease in 1999 was due to the reduction of excess inventory at significant markdowns. Accounts receivable increased due to a slow down in cash collections.

    The decrease in refundable income taxes results from the return, in 1999, of estimated income taxes paid in the first quarter of 1998 and a refund of income taxes paid in 1997. The refunds result from the planned carryback of net operating losses to 1997.

    Capital expenditures were $0.2 million for the first six months of 1999 compared to $1.3 million for the first six months of 1998. The Company does not expect to incur significant capital expenditures during the rest of 1999.

    CREDIT FACILITIES.

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

    The Company extends credit to its customers. Accordingly, the Company may have significant risk in collecting accounts receivable from its customers. The Company has credit policies and procedures which it uses to minimize exposure to credit losses. The Company's collection personnel regularly contact customers with receivable balances outstanding beyond 30 days to expedite collection. If these collection efforts are unsuccessful, the Company may discontinue merchandise shipments until the outstanding balance is paid. Ultimately, the Company may engage an outside collection organization to collect past due accounts. Timely contact with customers by collection personnel has been effective in reducing credit losses to an immaterial amount. For the six months ended June 30, 1998 and 1999, the Company's credit losses were $0.9 and $1.2, respectively. The Company's actual credit losses as a percentage of net sales were 1.5% and 2.8% respectively.

    The Company believes that current levels of cash and cash equivalents ($1.3 million at June 30, 1999) together with cash from operations and existing credit facilities, will be sufficient to meet its capital requirements for the next 12 months.

YEAR 2000 COMPLIANCE AND EXPENDITURES

    The Company has determined that it will be required to modify or replace portions of its information technology systems, both hardware and software, so that they will properly recognize and utilize dates beyond December 31, 1999 (the "Year 2000 issue"). As a result, the Company has developed a plan to review and, as appropriate, modify or replace the software (and replace some hardware) in its computer systems. The Company presently believes that with modifications to existing software, conversions to new software and replacement of some hardware, the Year 2000 issue will be satisfactorily resolved in its own systems. The Company has established an internal auditing process to track and verify the results of its plan and tests. The Company has substantially completed the renovation, validation and implementation phases of its plan with respect to its mission-critical systems. The Company is also working with key external parties with whom it has important financial and operational relationships, including banks, utilities and other vendors and third party payors, to assess the remediation efforts made by these parties with respect to their own systems and to determine the extent to which such systems are vulnerable to the Year 2000 issue. The Company has not yet received sufficient information from these parties about their remediation plans to predict the outcome of their efforts. The Company is also developing a contingency plan that is expected to address financial and operational problems that might arise on and around January 1, 2000. This contingency plan would include identifying back-up processes that do not rely on computers whenever possible. The Company has incurred and expects to continue to incur expenses allocable to internal staff, as well as costs for outside consultants, and computer systems remediation and replacement in order to achieve Year 2000 compliance. The Company completed the conversion of its primary software programs in November 1998 and testing occurred in the first quarter of 1999. The Company currently estimates that these costs will total approximately $0.5 million, $0.2 million of which was incurred in 1998. The costs of the year 2000 program and the date on which the Company plans to complete Year 2000 modifications are based on current estimates, which reflect numerous assumptions about future events, including the continued availability of certain resources, the timing and effectiveness of third-party remediation plans and other factors. The Company can give no assurance that these estimates will be achieved, and actual results could differ materially from the Company's plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct relevant computer source codes and embedded technology, the results of internal and external testing and the timelessness and the effectiveness of remediation efforts of third parties.

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

SEASONALITY

    The Company's business is impacted by the general seasonal trends that are characteristic of the apparel and retail industries. In the Company's segment of the apparel industry, sales are generally higher in the first and third quarters. Historically, the Company has taken greater markdowns in the second and fourth quarters. The Company generally receives orders for its products three to five months prior to the time the products are delivered to stores. As of June 30, 1999, the Company had unfilled orders of approximately $25 million, compared to approximately $41 million of such orders as of June 30, 1998. The backlog of orders at any given time is affected by a number of factors, including seasonality, weather conditions, scheduling of manufacturing and shipment of products. As the timing of the shipment of products may vary from year to year, the results for any particular quarter may not be indicative of the results for the full year.

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

                           PART II--OTHER INFORMATION

ITEM 4. RESULTS OF VOTING AT ANNUAL MEETING OF SHAREHOLDERS.

(a) The Company held its annual meeting of shareholders on June 3, 1999.

(b) No response required.

(c) 1. The following individuals were nominees for the Board of Directors, and the number of votes for or withheld for each nominee were as follows: Jon Hechler--For 5,546,077, Withheld 49,129; Daniel Gladstone--For 5,546,077, Withheld 49,129; Thomas P. Ormandy--For 5,546,077; Withheld 49,129.

   2. Approval of the adoption of the Amended and Restated Omnibus Stock Plan. The number of votes for, against and abstaining is as follows: For 3,373,063; Against 389,680; Abstaining 1,750.

   3. Approval of BDO Seidman LLP as the independent auditors of the Company for the fiscal year ending December 31, 1999. The number of votes for, against and abstaining is as follows: For 5,555,627; Against 17,629; Abstaining 21,950.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

    (a) Exhibits.

    Exhibit 10.58 Severance and Redemption Agreement dated June 30, 1999 by and between the Company and Gerald W. Lear.

    Exhibit 10.59 Second Amended and Restated Shareholders' Agreement dated June 30, 1999.

    Exhibit 10.60 Amendment No. 4 to the Trademark License and Technical Assistance Agreement Covering Women's Products dated August 2, 1999.

    Exhibit 10.61  Shareholders' Agreement dated August 9, 1999.

    (b) Reports on Form 8-K.

    On July 8, 1999, the Company filed a Report on Form 8-K reporting the announcement of the resignation of Gerald W. Lear as President and Chief Operating Officer and as a director of the Company.

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

Dated: August 13, 1999

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             NAME                        CAPACITY                   DATE
------------------------------  ---------------------------  -------------------
                                Chairman of the Board,
     /s/ ROBERT J. ARNOT          Chief Executive Officer
------------------------------    and Director (Principal      August 13, 1999
       Robert J. Arnot            Executive Officer)

                                Vice President and Chief
   /s/ EUGENE C. WIELEPSKI        Financial Officer and
------------------------------    Director (Principal          August 13, 1999
     Eugene C. Wielepski          Financial and Accounting
                                  Officer)