Form 10-Q
period 1999-09-30
IC ISAACS & CO INC
filed 1999-11-15
CIK 1041179

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999.
                                       OR

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

                            ------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    As of November 10, 1999, 7,197,990 shares of common stock ("Common Stock") of the Registrant were outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         PART I--FINANCIAL INFORMATION

                          I.C. ISAACS & COMPANY, INC.

                          CONSOLIDATED BALANCE SHEETS

ITEM 1. FINANCIAL STATEMENTS.

                                                              DECEMBER 31,   SEPTEMBER 30,
                                                                  1998           1999
                                                              ------------   -------------
ASSETS
Current
  Cash, including temporary investments of $887,845 and
    $847,000................................................  $ 1,345,595     $ 1,123,489
  Accounts receivable, less allowance for doubtful accounts
    of $1,353,000 and $700,000..............................   14,904,501      18,637,254
  Inventories (Note 1)......................................   23,121,971      19,956,675
  Refundable income taxes (Note 4)..........................    1,799,450         361,995
  Prepaid expenses and other................................      882,355         379,732
                                                              -----------     -----------
      Total current assets..................................   42,053,872      40,459,145
Property, plant and equipment, at cost, less accumulated
  depreciation and amortization.............................    3,247,646       3,177,634
Trademark and licenses, less accumulated amortization of
  $1,412,500 and $224,884 (Note 7)..........................   10,437,500       1,125,116
Deferred royalty expense (Note 7)...........................      --            2,300,000
Goodwill, less accumulated amortization of $1,412,790 and
  $1,598,685................................................    1,239,310       1,053,415
Other assets................................................    2,067,815       2,372,899
                                                              -----------     -----------
                                                              $59,046,143     $50,488,209
                                                              ===========     ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current
  Checks issued against future deposits.....................  $ 1,298,929     $   591,861
  Current maturities of revolving line of credit (Note 2)...    2,412,235       5,171,229
  Current maturities of capital lease obligations...........      179,864          24,808
  Accounts payable..........................................    4,301,707       3,432,355
  Accrued expenses and other current liabilities (Note 3)...    2,074,305       7,435,708
  Accrued compensation......................................      209,773         309,620
                                                              -----------     -----------
      Total current liabilities.............................   10,476,813      16,965,581
                                                              -----------     -----------
Long-term debt
  Note payable..............................................   11,250,000         --
  Capital lease obligations.................................        6,258         --
                                                              -----------     -----------
      Total long-term debt..................................   11,256,258         --
                                                              -----------     -----------
Commitments and Contingencies (Note 7)
STOCKHOLDERS' EQUITY (NOTES 5 AND 6)
  Preferred stock; $.0001 par value; 5,000,000 shares
    authorized, none outstanding............................      --              --
  Common stock; $.0001 par value; 50,000,000 shares
    authorized, 8,344,699 shares issued; 6,782,200 and
    7,197,990 shares outstanding............................          834             834
  Additional paid-in capital................................   38,924,998      38,674,998
  Retained earnings.........................................    1,597,270      (2,843,174)
  Treasury stock, at cost (1,562,499 and 1,146,709
    shares).................................................   (3,210,030)     (2,310,030)
                                                              -----------     -----------
      Total stockholders' equity............................   37,313,072      33,522,628
                                                              -----------     -----------
                                                              $59,046,143     $50,488,209
                                                              ===========     ===========

          See accompanying notes to consolidated financial statements.

                          I.C. ISAACS & COMPANY, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                               THREE MONTHS ENDED           NINE MONTHS ENDED
                                                  SEPTEMBER 30,               SEPTEMBER 30,
                                            -------------------------   -------------------------
                                               1998          1999          1998          1999
                                            -----------   -----------   -----------   -----------
Net Sales.................................  $32,890,127   $24,884,949   $93,995,412   $68,169,645
Cost of Sales.............................   26,969,140    16,999,481    71,298,925    47,507,367
                                            -----------   -----------   -----------   -----------
Gross profit..............................    5,920,987     7,885,468    22,696,487    20,662,278
                                            -----------   -----------   -----------   -----------
Operating Expenses
  Selling.................................    4,725,073     3,254,190    13,390,127    10,232,758
  License fees (Note 7)...................    1,735,999       941,695     4,973,487     4,612,503
  Distribution and shipping...............    1,000,318       696,871     3,022,785     2,232,030
  General and administrative..............    2,672,428     2,034,337     7,616,117     6,297,347
  Provision for severance (Note 7)........      --            --            --            750,000
  Provision for plant closing.............      --            --            226,326       --
                                            -----------   -----------   -----------   -----------
      Total operating expenses............   10,133,818     6,927,093    29,228,842    24,124,638
                                            -----------   -----------   -----------   -----------
Operating Income (loss)...................   (4,212,831)      958,375    (6,532,355)   (3,462,360)
                                            -----------   -----------   -----------   -----------
Other Income (expense)
  Interest, net...........................     (489,198)     (582,033)   (1,033,002)   (1,431,679)
  Other, net..............................      (68,663)      227,710       261,484       453,595
                                            -----------   -----------   -----------   -----------
Total other income (expense)..............     (557,861)     (354,323)     (771,518)     (978,084)
                                            -----------   -----------   -----------   -----------
Income (loss) before income taxes.........   (4,770,692)      604,052    (7,303,873)   (4,440,444)
Income tax benefit........................      --            --            154,000       --
                                            -----------   -----------   -----------   -----------
Net Income (loss).........................  $(4,770,692)  $   604,052   $(7,149,873)  $(4,440,444)
                                            ===========   ===========   ===========   ===========

Basic earnings (loss) per share...........  $     (0.62)  $      0.09   $     (0.88)  $     (0.65)
Weighted average shares outstanding.......    7,733,214     6,980,599     8,080,994     6,848,751
                                            ===========   ===========   ===========   ===========
Diluted earnings (loss) per share.........  $     (0.62)  $      0.09   $     (0.88)  $     (0.65)
Weighted average shares outstanding.......    7,733,214     7,035,917     8,080,994     6,848,751
                                            ===========   ===========   ===========   ===========

          See accompanying notes to consolidated financial statements.

                          I.C. ISAACS & COMPANY, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  NINE MONTHS ENDED
                                                                    SEPTEMBER 30,
                                                              --------------------------
                                                                  1998          1999
                                                              ------------   -----------
Operating Activities
  Net loss..................................................  $ (7,149,873)  $(4,440,444)
  Adjustments to reconcile net income to net cash provided
    by operating activities
    Provision for doubtful accounts.........................     1,229,952       698,635
    Write off of accounts receivable........................    (1,064,952)   (1,282,292)
    Provision for sales returns and discounts...............     4,509,674     3,139,876
    Sales returns and discounts.............................    (4,549,674)   (3,004,637)
    Depreciation and amortization...........................     2,099,021     1,700,951
    Gain on sale of assets..................................       --           (288,788)
    Gain on restructuring of licensing arrangement..........       --           (156,250)
    Compensation expense on stock options...................        30,000         3,938
    Other...................................................        (2,506)      --
    (Increase) decrease in assets
      Accounts receivable...................................      (343,144)   (3,284,335)
      Inventories...........................................    (2,720,356)    3,165,296
      Refundable income taxes...............................    (1,694,703)    1,437,455
      Prepaid expenses and other............................      (854,692)      502,621
      Other assets..........................................       (12,705)     (340,796)
    Increase (decrease) in liabilities
      Accounts payable......................................      (982,744)     (869,352)
      Accrued expenses and other current liabilities........       471,678     1,057,467
      Accrued compensation..................................        20,287        99,847
      Income taxes payable..................................      (156,000)      --
                                                              ------------   -----------
Cash used in operating activities...........................   (11,170,737)   (1,860,808)
                                                              ------------   -----------
Investing Activities
  Capital expenditures......................................    (1,375,064)     (440,698)
  Acquisition of Girbaud license............................      (600,000)      --
  Proceeds from sale of assets..............................       --            288,788
                                                              ------------   -----------
Cash used in investing activities...........................    (1,975,064)     (151,910)
                                                              ------------   -----------
Financing Activities
  Checks issued against future deposits.....................     1,748,008      (707,068)
  Issuance of common stock..................................     4,774,860       --
  Principal proceeds from debt..............................     3,314,359     2,758,994
  Principal payments on debt................................      (129,386)     (161,314)
  Purchase of treasury stock................................    (2,445,162)     (100,000)
                                                              ------------   -----------
Cash provided by financing activities.......................     7,262,679     1,790,612
                                                              ------------   -----------
Decrease in cash and cash equivalents.......................    (5,883,122)     (222,106)
Cash and Cash Equivalents, at beginning of period...........     7,422,067     1,345,595
                                                              ------------   -----------
Cash and Cash Equivalents, at end of period.................  $  1,538,945   $ 1,123,489
                                                              ============   ===========

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

BUSINESS DESCRIPTION

    The Company, which operates in one business segment, is a designer, manufacturer and marketer of branded sportswear based in New York City and Baltimore. The Company offers full lines of sportswear for men and women under the Marithe and Francois Girbaud-Registered Trademark- brand in the United States and Puerto Rico, for young men, women and boys under the BOSS-Registered Trademark- brand in the United States and Puerto Rico, and for men and boys under the Beverly Hills Polo Club-Registered Trademark- brand in the United States, Puerto Rico and Europe. The Company also markets women's pants and jeans under various other Company-owned brand names and under third-party private labels and recently announced the launch of a new Urban Expedition (UBX) brand, which it plans to roll out in early 2000.

INTERIM FINANCIAL INFORMATION

    In the opinion of management, the interim financial information as of September 30, 1999 and for the nine months ended September 30, 1998 and 1999 includes normal recurring adjustments and all other adjustments necessary for a fair presentation of the results for such periods. Results for interim periods are not necessarily indicative of results to be expected for an entire year.

RISKS AND UNCERTAINTIES

    The apparel industry is highly competitive. The Company competes primarily with larger, well capitalized companies which have sought to increase market share through massive consumer advertising and price reductions. The Company has continued to experience increased competition from a number of competitors, including the Tommy Jeans division of Tommy Hilfiger and the Polo Jeans division of Polo Ralph Lauren, as well as competitors in the urban jeanswear segment such as FUBU, Mecca and Phat Farm, at both the department store and specialty store channels of distribution. The Company continues to redesign its jeanswear and sportswear lines in an effort to be competitive and compatible with changing consumer tastes. Also, the Company has developed and implemented new marketing initiatives to promote each of its brands, including "shop-in-shops" for its Girbaud-Registered Trademark- brand. The risk to the Company is that such a strategy may lead to continued pressure on profit margins. In the past several years, many of the Company's competitors have switched much of their apparel manufacturing from the United States to foreign locations such as Mexico, the Dominican Republic and throughout Asia. As competitors lower production costs, it gives them greater flexibility to alter prices. Over the last several years, the Company has switched a majority of its production to contractors outside the United States to reduce costs. Management believes that it will continue this strategy for the foreseeable future.

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

CONCENTRATION OF CREDIT RISK

    Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of trade accounts receivable. The Company's customer base is not concentrated in any specific geographic region, but is concentrated in the retail industry. For the nine months ended September 30, 1998, sales to the Company's largest customer were $24,740,706. This amount constituted 26.3% of total sales. For the nine months ended September 30, 1999 sales to the Company's two largest customers were $9,288,127 and $6,915,539, respectively. These amounts constituted 13.6% and 10.1% of total sales, respectively. The largest customer was the same during both periods. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

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

EARNINGS PER SHARE

    Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity. There is no difference in basic and diluted earnings per share in the first three quarters of 1998 or for the first two quarters of 1999. Since the Company generated net income for the quarter ended September 30, 1999, it considered whether any outstanding stock options had a dilutive effect on earnings per share for the period. The dilutive effect of the stock options is reflected in the weighted average shares outstanding for the period ended September 30, 1999. Even after considering the dilutive effect of stock options for the period ended September 30, 1999, there was no difference between basic and fully diluted earnings per share.

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

                          I.C. ISAACS & COMPANY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. INVENTORIES

    Inventories consist of the following:

                                                     DECEMBER 31,   SEPTEMBER 30,
                                                         1998           1999
                                                     ------------   -------------
Raw Materials......................................  $ 4,790,634     $ 2,312,834
Work-in-process....................................    1,531,424       1,364,374
Finished Goods.....................................   16,799,913      16,279,467
                                                     -----------     -----------
                                                     $23,121,971     $19,956,675
                                                     ===========     ===========

2. LONG-TERM DEBT

    In March 1999, the Company amended its revolving line of credit agreement to extend the term of the agreement through December 31, 2000. The line of credit agreement had been set to expire on June 30, 1999. The amended agreement provides that the Company may borrow up to 80.0% of net eligible accounts receivable and a portion of imported inventory, as defined in the agreement. Borrowings under the agreement may not exceed $25.0 million including outstanding letters of credit, which are limited to $8.0 million, and bear interest at the lender's prime rate of interest plus 1.0%. In connection with amending the agreement the Company will pay Congress a financing fee of $125,000, one half of which was paid at the time of closing and the other half of which will be paid on June 30, 2000. The financing fee will be amortized over 21 months. Under the terms of the credit agreement, as amended, the Company is required to maintain minimum levels of working capital and tangible net worth. The Company was in compliance with these restrictive covenants as of September 30, 1999.

3. ACCRUED EXPENSES

    Accrued expenses consist of the following:

                                                      DECEMBER 31,   SEPTEMBER 30,
                                                          1998           1999
                                                      ------------   -------------
Non-cash liability due under licensing
  arrangement.......................................   $  --          $4,300,000
Royalties...........................................      912,657      1,208,932
Reserve for severance...............................      300,000        612,502
Accrued interest....................................      189,816        562,000
Customer credit balances............................      226,479        166,535
Payroll tax withholdings............................      111,725        132,253
Bonus accrual.......................................      --              63,000
Deferred fees.......................................      --              62,500
Payable to salesmen.................................        2,519         54,343
Accrued professional fees...........................      150,000         50,000
Other...............................................       85,109        171,443
Franchise taxes payable.............................       96,000         52,200
                                                       ----------     ----------
                                                       $2,074,305     $7,435,708
                                                       ==========     ==========

                          I.C. ISAACS & COMPANY, INC.

4. INCOME TAXES

    The Company has estimated its annual effective tax rate at 0% due to the uncertainty over the level of earnings in 1999. Also, the Company has net operating loss carryforwards of approximately $17.0 million for income tax reporting purposes for which no income benefit has been recorded due to the uncertainty over the generation of taxable income in 1999.

5. STOCKHOLDERS' EQUITY

    In June 1998, the Company's Board of Directors authorized a stock repurchase program. Under this program the Company may repurchase up to $4.0 million of its common stock. From inception through September 30, 1999, the Company had purchased 1,622,011 shares at a cost of $3,295,162. In August 1999, the Company issued 500,000 shares of restricted common stock out of its treasury shares, in connection with an amendment of the Girbaud-Registered Trademark- women's license agreement. In November 1999, the Company issued 2.0 million shares of restricted Series A Convertible Preferred Stock in connection with a restructuring of the licensing arrangement for the use of the Boss-Registered Trademark- trademark. Also in connection with such restructuring, the Company agreed to issue an additional 1.3 million restricted shares of the same series of convertible preferred stock and 666,667 shares of restricted common stock on April 30, 2000. The preferred stock is convertible into a promissory note in a principal amount equal to $1.00 multiplied by the number of shares converted in 2003. Common Stock issued to Ambra is subject to certain piggyback registration rights and, beginning December 15, 2000, certain demand registration rights.

6. STOCK OPTIONS

    In May 1997, ICI adopted the 1997 Omnibus Stock Plan. Under the 1997 Omnibus Stock Plan, ICI may grant qualified and nonqualified stock options, stock appreciation rights, restricted stock or performance awards, payable in cash or shares of common stock, to selected employees. The 1997 Omnibus Stock Plan is administered by the Board of Directors. The Company reserved 500,000 shares of common stock for issuance under the 1997 Omnibus Stock Plan. In August 1998 the Company granted options to purchase 351,000 shares of the Company's common stock at an exercise price of $2.125 per share. In January 1999 the Company granted options to purchase 244,000 shares of the Company's common stock at an exercise price of $1.56 per share. The shares will become fully vested on the second anniversary of the grant date.

    In 1999, the Board of Directors and the Company's stockholders approved an increase in the number of shares of common stock that may be issued with respect to awards granted under the Plan to an aggregate of 1.1 million shares.

    The following table relates to option activity in the first nine months of 1999, under the Plan:

                                                     NUMBER OF    OPTION PRICE
                                                      SHARES       PER SHARE
                                                     ---------   --------------
Outstanding at December 31, 1998...................   346,000    $2.13
Granted............................................   663,250    $1.19 to $1.56
Cancelled..........................................  (110,000)   $2.13
Outstanding at September 30, 1999..................   899,250    $1.19 to $2.13

    ICI has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS 124"), but applies the intrinsic value method set forth in Accounting Principles Board Opinion No. 25. For stock options granted to employees,

                          I.C. ISAACS & COMPANY, INC.

6. STOCK OPTIONS (CONTINUED)

ICI has estimated the fair value of each option granted using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rate of 6.08%, expected volatility of 90%, expected option life of 4.5 years and no dividend payment expected. Using these assumptions, the fair value of the stock options granted is $0.84. There were no adjustments made in calculating the fair value to account for vesting provisions or for non-transferability or risk of forfeiture. The weighted average remaining life for options outstanding at September 30, 1999 is nine years.

    If ICI had elected to recognize compensation expense based on the fair value at the grant dates, consistent with the method prescribed by SFAS No. 123, net loss per share would have been changed to the pro forma amount indicated below:

                                                             NINE MONTHS ENDED
                                                             SEPTEMBER 30, 1999
                                                             ------------------
Net loss:
  As reported..............................................     $(4,440,444)
  Pro forma................................................      (4,579,726)
Basic and diluted loss per share:
  As reported..............................................     $     (0.65)
  Pro forma................................................           (0.67)

7. COMMITMENTS AND CONTINGENCIES

    In November 1997, the Company, Ambra Inc. (Ambra) and Hugo Boss AG (Hugo
Boss) executed certain agreements including an agreement whereby the Company borrowed $11.25 million from Ambra to finance the acquisition of certain BOSS-Registered Trademark- trademark rights. This obligation was evidenced by a note scheduled to mature on December 31, 2007, which bore interest at 10% per annum, payable quarterly, with principal payable in full upon maturity. As part of the same transaction, the Company sold its foreign BOSS-Registered Trademark-trademark rights and related assets to Ambra and entered into a foreign rights manufacturing agreement (the "Foreign Rights Manufacturing Agreement") with Ambra, which allowed the Company to manufacture apparel in certain foreign countries for sale in the United States using the BOSS-Registered Trademark-brand and image in exchange for an annual royalty payment. The Company retained ownership of its domestic BOSS-Registered Trademark- trademark rights subject to a concurrent use agreement with Hugo Boss (the "Concurrent Use Agreement").

    On October 22, 1999, the Company, Ambra and Hugo Boss entered into an agreement to restructure the licensing arrangement for the use of the BOSS-Registered Trademark- trademark. Pursuant to this agreement, the Company transferred to Ambra substantially all of its rights in the marks containing the term "BOSS-Registered Trademark-" throughout the world and agreed to issue, on November 6, 1999, 2.0 million shares of a newly designated Series A Convertible Preferred Stock having an estimated fair market of $2.0 million in exchange for the cancellation of the $11.25 million note. As a result of this transaction, the Company recognized a gain of $156,250 in the quarter ended September 30, 1999. In the same agreement, the Company, Ambra and Hugo Boss agreed to terminate the Foreign Rights Manufacturing Agreement, the Concurrent Use Agreement and an option on the part of Ambra to purchase the Company's domestic BOSS-Registered Trademark- trademark rights, which was originally entered into in November 1997. The Company, Ambra and Hugo Boss also agreed to enter into a license agreement granting the Company rights to use various trademarks including the word "Boss-Registered Trademark-" in the manufacture and domestic sale of specified types of apparel. Except for the initial term and the minimum annual royalties, the Company's rights under the new license agreement are substantially similar

                          I.C. ISAACS & COMPANY, INC.

7. COMMITMENTS AND CONTINGENCIES (CONTINUED)

to those it previously had. As consideration, together with the royalties discussed below, for the new license agreement, the Company will issue to Ambra, on April 30, 2000, 1.3 million shares of the same series of convertible preferred stock having an estimated fair market value of $1.3 million and 666,667 shares of common stock, which had an aggregate value of $1.0 million based on the market price of $1.50 at the time the parties agreed to this transaction. The total of $2.3 million has been recorded as deferred royalty expense and will be amortized over the period beginning October 1, 1999 and ending December 31, 2003. The new license agreement extends through December 31, 2003, with renewal options, at the option of Isaacs, through December 31, 2007. The minimum annual royalties under the new license agreement are as follows:

1999                                   $2,800,000
2000                                   $3,200,000
2001                                   $3,200,000
2002                                   $2,600,000
2003                                   $2,100,000

    The minimum annual royalties under the initial term of the previous license agreement were as follows:

1999                                   $4,000,000
2000                                   $4,000,000
2001                                   $4,000,000

    Based on the terms of the new license agreement, the Company recorded a reduction in royalty expense of $1,004,000 in the quarter ended September 30, 1999.

    Except as set forth below, the Series A Convertible Preferred Stock to be issued by the Company to Ambra in November 1999 and April 2000, will have all of the same preferences, rights and voting powers as the common stock. The preferred stock shall not be entitled to vote on any matters to be voted upon by the stockholders' of the Company, except that the holders of the preferred stock will be entitled to vote as a separate class, with a majority required for the creation of an equity security senior to the preferred stock. The preferred stock shall have a liquidation preference of $1.00. The Company, at any time, may redeem any or all of the preferred stock at a redemption price of $1.00 per share. Upon the occurrence of certain acceleration events, as defined in its license agreement with the Company, the licensor of the Boss-Registered Trademark- mark may demand redemption of the preferred stock at a redemption price equal to $1.00 per share. Any or all of the unredeemed shares of preferred stock will be convertible, at the option of the holder, for a 60 day period beginning October 31, 2003 into a promissory note of the Company in a principal amount equal to $1.00 multiplied by the total number of preferred shares being converted. Interest will accrue at an annual rate of 12%, with principle and interest payable in four quarterly installments beginning
January 1, 2004. For financial reporting purposes, the preferred stock will be considered redeemable preferred stock and will be classified outside of stockholders' equity.

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

                          I.C. ISAACS & COMPANY, INC.

7. COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

1999........................................................  $700,000
2000........................................................  $800,000

    Beginning with the first quarter of 1999, the Company is obligated to pay the greater of actual royalties earned or the minimum guaranteed royalties for that year. The Company was required to spend at least $550,000 in advertising for the women's Girbaud-Registered Trademark- brand in 1998 and is required to spend at least $400,000 each year thereafter while the agreement is in effect. In addition, while the agreement is in effect the Company is required to pay $190,000 per year to the licensor for advertising and promotional expenditures related to the Girbaud-Registered Trademark- brand. In December 1998, the Girbaud-Registered Trademark- women's license agreement was amended to provide that the Company would spend an additional $1.8 million on sales and marketing in 1999 in conjunction with a one year deferral of the requirement that the Company open a Girbaud retail store in New York City. In August 1999, the Company issued 500,000 shares of restricted common stock to Latitude Licensing Corp. in connection with an amendment of the Girbaud women's license agreement to further defer the obligation to open a Girbaud retail store. The market value of the shares issued, as of the date of issuance, was $750,000 and, together with the initial license fee of $600,000, is being amortized over the remaining life of the agreement. Under the new agreement, if the Company has not signed a lease agreement for a Girbaud retail store by July 31, 2002 it will become obligated to pay Latitude Licensing Corp. an additional $500,000 in royalties.

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

1999........................................................  $636,000
2000........................................................  $661,000
2001........................................................  $736,000

                          I.C. ISAACS & COMPANY, INC.

7. COMMITMENTS AND CONTINGENCIES (CONTINUED)

    On August 15 1996, I.C. Isaacs Europe, S.L., a Spanish limited corporation and wholly-owned subsidiary of the Company, entered into retail and wholesale license agreements (collectively, the "International Agreements") for use of the Beverly Hills Polo Club-Registered Trademark- Trademark in Europe. The International Agreements, as amended, provide certain exclusive rights to use the Beverly Hills Polo Club-Registered Trademark- Trademark in all countries in Europe for an initial term of three years ending December 31, 1999, renewable at the Company's option, provided the Company is not in breach thereof at the time the renewal notice is given, through three consecutive extensions ending December 31, 2004. The International Agreements are subject to substantially the same terms and conditions as the Beverly Hills Polo Club-Registered Trademark-Agreements described above. Effective March 1, 1999, BHPC Marketing, Inc. amended the international agreements to eliminate all royalties through December 31, 1999 and all of 2000.

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

    On November 11, 1999, the Company learned of a putative class action lawsuit filed on November 10, 1999 in the United States District Court for the District of Maryland by Leo Bial and Robert W. Hampton, which purports to have been brought on behalf of purchasers of the Company's common stock between December 17, 1997 and November 11, 1998. The complaint alleges that the registration statement and prospectus issued in connection with the Company's initial public offering, completed in December 1997, contained materially false and misleading statements concerning the Company's products, business operations and prospects and that the Company issued a series of materially false and misleading statements, which artificially inflated the price of the Company's common stock during the class period. Specifically, it alleges violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by the Company and certain of its current and former officers and directors. The plaintiffs seek recission, damages, costs and expenses, including attorneys' fees and experts' fees, and such other relief as may be just and proper. The Company believes that the allegations set forth in the complaint are without merit and intends to vigorously contest the allegations contained therein.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

IMPORTANT INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

    This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Those statements include indications regarding the intent, belief or current expectations of the Company and its management, including the Company's plans with respect to the manufacturing, marketing and distribution of its products, its expectations with respect to risks of its investments and the performance of the counterparties to its letter of credit agreement, its plans not to invest in derivative instruments, its expectations regarding future capital expenditures and its beliefs and intent with respect to the pending class action lawsuit. Such statements are subject to a variety of risks and uncertainties, many of which are beyond the Company's control, which could cause actual results to differ materially from those contemplated in such forward-looking statements, including in particular the risks and uncertainties described under "Risk Factors" in the Company's Prospectus which include, among other things, (i) changes in the marketplace for the Company's products, including customer tastes, (ii) the introduction of new products or pricing changes by the Company's competitors,
(iii) changes in the economy, and (iv) termination of one or more of its agreements for use of the BOSS-Registered Trademark-, Beverly Hills Polo Club-Registered Trademark- and Girbaud-Registered Trademark- brand names and images in the manufacture and sale of the Company's products. Existing and prospective investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to update or revise the information contained in this Quarterly Report on Form 10-Q, whether as a result of new information, future events or circumstances or otherwise.

    "I.C. Isaacs-Registered Trademark-" is a trademark of the Company. The Company has filed a federal trademark application for the mark "Urban Expedition
(UBX)." All other trademarks or service marks, including
"Girbaud-Registered Trademark-" and "Marithe and Francois
Girbaud-Registered Trademark-" (collectively, "Girbaud"),
"BOSS-Registered Trademark-" and "Beverly Hills Polo Club-Registered Trademark-" appearing in this Form 10-Q are the property of their respective owners and are not the property of the Company.

RESTRUCTURING OF THE BOSS LICENSE AGREEMENT

    In November 1997, the Company, Ambra Inc. (Ambra) and Hugo Boss AG (Hugo
Boss) executed certain agreements including an agreement whereby the Company borrowed $11.25 million from Ambra to finance the acquisition of certain BOSS-Registered Trademark- trademark rights. This obligation was evidenced by a note scheduled to mature on December 31, 2007, which bore interest at 10% per annum, payable quarterly, with principal payable in full upon maturity. As part of the same transaction, the Company sold its foreign BOSS-Registered Trademark-trademark rights and related assets to Ambra and entered into a foreign rights manufacturing agreement (the "Foreign Rights Manufacturing Agreement") with Ambra, which allowed the Company to manufacture apparel in certain foreign countries for sale in the United States using the BOSS-Registered Trademark-brand and image in exchange for annual royalty payment. The Company retained its ownership of its domestic BOSS-Registered Trademark- trademark rights subject to a concurrent use agreement with Hugo Boss (the "Concurrent Use Agreement").

    On October 22, 1999, the Company, Ambra and Hugo Boss entered into an agreement to restructure the licensing arrangement for the use of the BOSS-Registered Trademark- trademark. Pursuant to this agreement, the Company transferred to Ambra substantially all of its rights in the marks containing the term "BOSS-Registered Trademark-" throughout the world and issued, on November 6, 1999, 2.0 million shares of a newly designated Series A Convertible Preferred Stock having an estimated fair market of $2.0 million in exchange for the cancellation of the $11.25 million note. As a result of this transaction, the Company recognized a gain of $156,250 in the quarter ended September 30, 1999. In the same agreement, the Company, Ambra and Hugo Boss agreed to terminate the Foreign Rights Manufacturing Agreement, the Concurrent Use Agreement and an option on the part of Ambra to purchase the Company's domestic BOSS-Registered Trademark- trademark rights, which was originally entered into in November 1997. The Company, Ambra and Hugo Boss also agreed to enter into a license agreement granting the Company rights to use various trademarks including the word "Boss-Registered Trademark-" in the manufacture and domestic sale of specified types of apparel. Except for the initial term and the minimum annual royalties, the Company's rights under the new license agreement are substantially similar to those it previously had. As consideration, together with the royalties discussed below, for the restructuring of the license arrangement, the Company will issue to Ambra, on April 30, 2000, 1.3 million shares of the same convertible preferred stock having an estimated fair market value of $1.3 million and 666,667 shares of common stock, which had an aggregate value of $1.0 million based on the market price of $1.50 at the time the parties agreed to this transaction. The total of $2.3 million has been recorded as deferred royalty expense and will be amortized over the period beginning October 1, 1999 and ending December 31, 2003. The new license agreement extends through December 31, 2003, with renewal options, at the option of Isaacs, through December 31, 2007. The minimum annual royalties under the new licensing arrangement are as follows:

1999                                   $2,800,000
2000                                   $3,200,000
2001                                   $3,200,000
2002                                   $2,600,000
2003                                   $2,100,000

    The minimum annual royalties under the initial term of the previous license agreement were as follows:

1999                                   $4,000,000
2000                                   $4,000,000
2001                                   $4,000,000

    Based on the terms of the new license agreement, the Company recorded a reduction in royalty expense of $1,004,000 in the quarter ended September 30, 1999.

    Except as set forth below, the Series A Convertible Preferred Stock issued by the Company to Ambra in November 1999 and to be issued in April 2000, will have all of the same preferences, rights and voting powers as the common stock. The preferred stock shall not be entitled to vote on any matters to be voted upon by the stockholders' of the Company, except that the holders of the preferred stock will be entitled to vote as a separate class, with a majority required for the creation of an equity security senior to the preferred stock. The preferred stock shall have a liquidation preference of $1.00. The Company, at any time, may redeem any or all of the preferred stock at a redemption price of $1.00 per share. Upon the occurrence of certain acceleration events, as defined in the agreement, Ambra may demand redemption of the preferred stock at a redemption price equal to $1.00 per share. Any or all of the unredeemed shares of preferred stock will be convertible, at the option of the holder, for a 60 day period beginning October 31, 2003 into a promissory note of the Company in a principal amount equal to $1.00 multiplied by the total number of preferred shares being converted. Interest will accrue at an annual rate of 12%, with principle and interest payable in four quarterly installments beginning
January 1, 2004. For financial reporting purposes, the preferred stock will be considered redeemable preferred stock and will be classified outside of stockholders' equity.

RESULTS OF OPERATIONS

    The following table sets forth the percentage relationship to net sales of certain items in the Company's consolidated financial statements for the periods indicated:

                                                                   NINE MONTHS
                                                                      ENDED
                                                                  SEPTEMBER 30
                                                              ---------------------
                                                                1998         1999
                                                              --------     --------
Net sales...................................................   100.0%       100.0%
Cost of sales...............................................    75.9         69.7
                                                               -----        -----
Gross profit................................................    24.1         30.3
Selling expenses............................................    14.2         15.0
License fees................................................     5.3          6.8
Distribution and shipping expenses..........................     3.2          3.3
General and administrative expenses.........................     8.3         10.3
                                                               -----        -----
Operating loss..............................................    (6.9)%       (5.1)%
                                                               =====        =====

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED
  SEPTEMBER 30, 1998

    NET SALES.

    Net sales decreased 24.3% to $24.9 million in the three months ended September 30, 1999 from $32.9 million in the three months ended September 30, 1998. The decrease was primarily due to lower volume shipments of BOSS-Registered Trademark- and women's private label lines. These decreases were partially offset by increases in sales of both the men's and women's Girbaud-Registered Trademark- brand. Net sales of Girbaud-Registered Trademark-sportswear were $12.2 million in the three months ended September 30, 1999. The Company began to recognize revenue from shipments of Girbaud-Registered Trademark- men's sportswear in the second quarter of 1998. Those sales totaled $1.6 million in the three months ended September 30, 1998 compared to $9.4 million in the three months ended September 30, 1999. The Company began to recognize revenue from shipments of Girbaud-Registered Trademark- women's sportswear in the fourth quarter of 1998. Those sales totaled $2.8 million in the three months ended September 30, 1999. In November 1998, the Company entered into exclusive international license agreements to manufacture and market men's and women's sportswear under the Girbaud-Registered Trademark- brand in selected countries in Central and South America and in the Caribbean. International sales were insignificant for the three months ended September 30, 1998 and 1999. Net sales of BOSS-Registered Trademark- sportswear decreased $17.7 million or 71.1% to $7.2 million due to intense competition in the jeanswear market, particularly with respect to the BOSS-Registered Trademark- brand. Net sales of Beverly Hills Polo Club-Registered Trademark- increased $0.3 million to $4.5 million for the three months ended September 30, 1999. Also, during the three months ended September 30, 1999, the Company had sales of $0.5 million of boys' sportswear under the Beverly Hills Polo Club-Registered Trademark- brand, which the Company began to market in the first quarter of 1999. The Company's women's private label sales decreased $1.1 million or 50.0% to $1.1 million for the three months ended September 30, 1999.

    GROSS PROFIT.

    Gross profit increased 33.9% to $7.9 million in the three months ended September 30, 1999 from $5.9 million in the three months ended September 30, 1998. Gross profit as a percentage of net sales increased from 18.0% to 31.7% over the same period. The increase in gross profit was primarily due to increased sales of Girbaud-Registered Trademark- sportswear at higher margins and cost savings from the continued shift of production of denim bottoms from the United States to Mexico to take advantage of lower labor and overhead costs.

    SELLING, DISTRIBUTION, GENERAL AND ADMINISTRATIVE EXPENSES.

    Selling, distribution, general and administrative expenses ("SG&A") decreased 28.6% to $6.0 million in the three months ended September 30, 1999 from $8.4 million in the three months ended September 30, 1998. As a percentage of net sales, SG&A expenses decreased to 24.1% from 25.5% over the same period due to decreases in advertising expenditures, lower selling expenses and lower commissions to the Company's sales persons. Advertising expenditures decreased $1.0 million to $0.5 million as the Company focused more on local targeted advertising campaigns for BOSS-Registered Trademark- and Beverly Hills Polo Club-Registered Trademark- with less use of national print and television. Also, the Company is required to spend $0.9 million in advertising for the women's and men's Girbaud-Registered Trademark- brands as well as $1.8 million on sales and marketing in 1999. To date, expenditures on the Company's Urban Expedition (UBX) line have been immaterial. Distribution and shipping expenses decreased $0.3 million to $0.7 million for the three months ended September 30, 1999 due primarily to a reduction in personnel and wages at the Company's Milford, Delaware distribution facility. General and administrative expenses decreased $0.7 million to $2.0 million for the three months ended September 30, 1999. The Company reduced personnel during the second half of 1998. The Company reduced personnel during the second half of 1998, which resulted in decreased salary expense for the three months ended September 30, 1999. Also, the Company experienced a reduction in bad debt expense from the comparable period a year ago.

    LICENSE FEES.

    License fees decreased $0.8 million to $0.9 million in the three months ended September 30, 1999 from $1.7 million in the three months ended
September 30, 1998. As a percentage of net sales, license fees decreased from 5.3% to 3.8%. The license fees decreased due to the restructuring of the licensing arrangement for use of the BOSS-Registered Trademark- mark, which was partially offset by an increase in royalties under the Girbaud-Registered Trademark- agreement due to increased sales of its Girbaud-Registered Trademark- line

    OPERATING INCOME (LOSS).

    Operating income was $1.0 million in the three months ended September 30, 1999 compared to an operating loss of $(4.2) million in the three months ended September 30, 1998. The improvement was due to increased sales of the Girbaud-Registered Trademark- line and reduced operating expenses, particularly in selling expenses and licensing fees relating to the BOSS-Registered Trademark- mark.

    INTEREST EXPENSE.

    Interest expense increased $0.1 million to $0.6 million in the three months ended September 30, 1999. The Company has incurred interest expense related to its line of credit and in the past incurred interest on the $11.25 million note payable associated with its purchase of the BOSS-Registered Trademark-trademark, which was cancelled on October 22, 1999. During the three months ended September 30, 1999, the Company's borrowings under its line of credit were generally higher than the comparable period one year earlier.

    INCOME TAXES.

    The Company recorded an income tax benefit in the three months ended September 30, 1998 to recognize a tax benefit for the carryback of net operating losses to recover income taxes paid during 1997, and estimated tax payments made in the first three months of 1999. There was no comparable item in the three months ended September 30, 1999.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED
  SEPTEMBER 30, 1998

    NET SALES.

    Net sales decreased 27.4% to $68.2 million in the nine months ended September 30, 1999 from $94.0 million in the nine months ended September 30, 1998. The decrease was primarily due to lower volume shipments of BOSS-Registered Trademark- and Beverly Hills Polo Club-Registered Trademark-men's sportswear and women's private label lines. These decreases were partially offset by increases in sales of both the men's and women's products under the Girbaud-Registered Trademark- brand. Net sales of Girbaud-Registered Trademark-sportswear were $19.8 million in the nine months ended September 30, 1999. The Company began to recognize revenue from shipments of Girbaud-Registered Trademark- men's sportswear in the second quarter of 1998. Those sales totaled $2.4 million in the nine months ended September 30, 1998 compared to $16.5 million for the nine months ended September 30, 1999. The Company began to recognize revenue from shipments of Girbaud-Registered Trademark- women's sportswear in the fourth quarter of 1998. Those sales totaled $3.3 million for the nine months ended September 30, 1999. In November 1998, the Company entered into exclusive international license agreements to manufacture and market men's and women's sportswear under the Girbaud-Registered Trademark- brand in selected countries in Central and South America and in the Caribbean. International sales were insignificant for the nine months ended September 30, 1999. Net sales of BOSS-Registered Trademark-sportswear decreased $39.1 million or 55.0% to $32.0 million due to intense competition in the jeanswear market, particularly with respect to the BOSS-Registered Trademark- brand. Net sales of Beverly Hills Polo Club-Registered Trademark- decreased $0.8 million. During the nine months ended September 30, 1999, the Company had sales of $1.0 million of boys' sportswear under the Beverly Hills Polo Club-Registered Trademark- brand, which the Company began to market in the first quarter of 1999. The Company's women's private label sales decreased $3.2 million or 42.1% to $4.4 million for the nine months ended September 30, 1999.

    GROSS PROFIT.

    Gross profit decreased 8.8% to $20.7 million in the nine months ended September 30, 1999. Gross profit as a percentage of net sales increased from 24.1% to 30.3% over the same period. The increase in gross profit as a percentage of sales was primarily due to increased sales of Girbaud-Registered Trademark- jeanswear and sportswear at higher margins and cost savings from the continued shift of production of denim bottoms from the United States to Mexico to take advantage of lower labor and overhead costs.

    SELLING, DISTRIBUTION, GENERAL AND ADMINISTRATIVE EXPENSES.

    SG&A decreased 19.8% to $19.5 million in the nine months ended
September 30, 1999 from $24.3 million in the nine months ended September 30, 1998. As a percentage of net sales, SG&A expenses increased to 28.6% from 25.7% over the same period due to lower net sales and a provision for severance offset somewhat by decreases in advertising expenditures, lower selling expenses and lower commissions to the Company's sales persons. Advertising expenditures decreased $1.8 million to $2.4 million as the Company focused more on local targeted advertising campaigns for BOSS-Registered Trademark- and Beverly Hills Polo Club-Registered Trademark- with less use of national print and television. Also, the Company is required to spend $0.9 million in advertising as well as $1.8 million on sales and marketing for the women's and men's
Girbaud-Registered Trademark- brands in 1999. To date, expenditures on the Company's Urban Expedition (UBX) line have been immaterial. Distribution and shipping expenses decreased $0.8 million to $2.2 million for the nine months ended September 30, 1999 due primarily to a reduction in personnel and wages at the Company's Milford, Delaware distribution facility due to decreased merchandise shipments. General and administrative expenses decreased $0.8 million to $7.0 million for the nine months ended September 30, 1999. The Company reduced personnel during the second half of 1998. The Company reduced personnel during the second half of 1998, which resulted in decreased salary expense for the nine months ended September 30, 1999. Also, the Company experienced a reduction in bad debt expense from the comparable period a year ago. In the second quarter of 1999 the Company's President and Chief Operating Officer resigned. In connection with this resignation the Company recorded a provision for severance of $0.8 million.

    LICENSE FEES.

    License fees decreased $0.4 million to $4.6 million in the nine months ended September 30, 1999 from $5.0 million in the nine months ended September 30, 1998. As a percentage of net sales, license fees increased from 5.3% to 6.8%. The license fees as a percent of net sales increased in a period of declining sales due to minimum royalty payments with respect to BOSS-Registered Trademark-products under the Foreign Manufacturing Rights Agreement in the first quarter of 1999, and minimum royalties of $125,000 and $58,000 per month paid under the Girbaud-Registered Trademark- men's and women's license agreements. These higher royalties were offset by the restructuring of the licensing arrangement for use of the BOSS-Registered Trademark- mark in the third quarter of 1999.

    OPERATING LOSS.

    Operating loss decreased 46.2% to $(3.5) million in the nine months ended September 30, 1999 from $(6.5) million in the nine months ended September 30, 1998. The improvement was due to a higher gross margin and reduced operating expenses, particularly selling expenses and licensing fees relating to the use of the BOSS-Registered Trademark- mark, offset somewhat by a provision for severance in the second quarter of 1999.

    INTEREST EXPENSE.

    Interest expense increased $0.4 million to $1.4 million in the nine months ended September 30, 1999. The Company repaid its asset-based line of credit with a portion of the proceeds of its initial public offering completed in December 1997. Borrowings under the line of credit were insignificant in the first nine months of 1998. However, the Company incurred interest expense related to the $11.25 million note payable associated with its purchase of the BOSS-Registered Trademark- trademark in November 1997, which was cancelled on October 22, 1999. The Company invests its excess cash in short-term investments. During the nine months ended September 30, 1999, the Company's borrowings under its line of credit were generally higher than the comparable period one year earlier. The Company did not have significant excess cash during the nine months ended September 30, 1999.

    OTHER INCOME.

    The Company recognized $0.3 million of income in the nine months ended September 30, 1998 related to a refund of excess premiums paid on its employee health insurance plan. There was no comparable refund in 1999.

    INCOME TAXES.

    The Company recorded an income tax benefit in the first nine months of 1998 to recognize a tax benefit for the carryback of net operating losses to recover income taxes paid during 1997, and estimated tax payments made in the first three months of 1998. There was no such comparable item in the nine months ended September 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

    The Company has relied primarily on internally generated funds, trade credit and asset based borrowings to finance its operations and expansion. The Company's capital requirements primarily result from working capital needed to support increases in inventory and accounts receivable. The Company's working capital declined significantly during the first nine months of 1999 compared to the first nine months of 1998, primarily due to cumulative net losses of $14.1 million for the twelve months ended September 30, 1999. As of September 30, 1999, the Company had cash, including temporary investments of $1.1 million and working capital of $23.5 million compared to $1.5 and $41.8 million, respectively as of September 30, 1998.

    OPERATING CASH FLOW.

    Cash used by operations totaled $1.9 million for the first nine months of 1999 due to increases in accounts receivable and accrued expenses. These increases were partially offset by decreases in inventories, and refundable income taxes. Cash used for investing activities for the first nine months of 1999 were insignificant. Cash provided by financing activities totaled $1.8 million for the first nine months of 1999, resulting primarily from borrowings on its revolving line of credit.

    Inventory decreased $3.2 million from December 31, 1998 to September 30, 1999, compared to an increase of $2.7 million from December 31, 1997 to September 30, 1998. The increase in 1998 was due to the buildup of finished goods because of the decline in net sales of BOSS-Registered Trademark- men's and Beverly Hills Polo Club-Registered Trademark- sportswear coupled with $1.0 million in Girbaud-Registered Trademark- inventory recently manufactured but not yet sold. The decrease in 1999 was due to the reduction of excess inventory at significant markdowns as well as tighter controls on existing inventory levels. Accounts receivable increased due to a slow down in cash collections.

    The decrease in refundable income taxes results from the return, in 1999, of estimated income taxes paid in the first quarter of 1998 and a refund of income taxes paid in 1997. The refunds result from the planned carryback of net operating losses to 1997.

    Capital expenditures were $0.4 million for the first nine months of 1999 compared to $1.4 million for the first nine months of 1998. The Company does not expect to incur significant capital expenditures during the rest of 1999.

    In connection with the transfer of the $11.25 million promissory note to Ambra, effective September 30, 1999 the Company will save approximately $1.1 million in interest expense per full calendar year.

    CREDIT FACILITIES.

    The Company has an asset-based revolving line of credit with Congress Financial Corporation that allowed it to borrow up to $30.0 million based on a percentage of eligible accounts receivable and inventory. Borrowings under the revolving line of credit bore interest at the lender's prime rate less 0.25%. In March 1999, the Company amended the Agreement to extend the date of termination of the Agreement from June 30, 1999 to December 31, 2000. The amended Agreement provides that the Company may borrow up to 80.0% of net eligible accounts receivable and a portion of imported inventory, as defined in the Agreement. Borrowings under the Agreement may not exceed $25.0 million including outstanding letters of credit, which are limited to $8.0 million, and bear interest at the lender's prime rate of interest plus 1.0%. In connection with amending the Agreement the Company will pay Congress a financing fee of $125,000, one half of which was paid at the time of closing and the other half of which will be paid on June 30, 2000. The financing fee will be amortized over 21 months. Under the terms of the credit agreement, as amended, the Company is required to maintain minimum levels of working capital and tangible net worth. The Company was in compliance with these restrictive covenants as of September 30, 1999.

    The Company extends credit to its customers. Accordingly, the Company may have significant risk in collecting accounts receivable from its customers. The Company has credit policies and procedures which it uses to minimize exposure to credit losses. The Company's collection personnel regularly contact customers with receivable balances outstanding beyond 30 days to expedite collection. If these collection efforts are unsuccessful, the Company may discontinue merchandise shipments until the outstanding balance is paid. Ultimately, the Company may engage an outside collection organization to collect past due accounts. Timely contact with customers by collection personnel has been effective in reducing credit losses to an immaterial amount. For the nine months ended September 30, 1998 and 1999, the Company's credit losses were $1.1 million and $1.3 million, respectively. The Company's actual credit losses as a percentage of net sales were 1.1% and 1.9% respectively.

    The Company believes that current levels of cash and cash equivalents ($1.2 million at September 30, 1999) together with cash from operations and existing credit facilities, will be sufficient to meet its capital requirements for the next 12 months.

YEAR 2000 COMPLIANCE AND EXPENDITURES

    The Company determined that it needs to modify or replace portions of its information technology systems, both hardware and software, so that they will properly recognize and utilize dates beyond December 31, 1999 (the "Year 2000 issue"). As a result, the Company has developed a plan to review and, as appropriate, modify or replace the software (and replace some hardware) in its computer systems. The Company presently believes that with modifications to existing software, conversions to new software and replacement of some hardware, the Year 2000 issue will be satisfactorily resolved in its own systems. The Company has established an internal auditing process to track and verify the results of its plan and tests. The Company has substantially completed the renovation, validation and implementation phases of its plan with respect to its mission-critical systems. The Company is also working with key external parties with whom it has important financial and operational relationships, including banks, utilities and other vendors and third party payors, to assess the remediation efforts made by these parties with respect to their own systems and to determine the extent to which such systems are vulnerable to the Year 2000 issue. The Company has not yet received sufficient information from these parties about their remediation plans to predict the outcome of their efforts. The Company is also developing a contingency plan that is expected to address financial and operational problems that might arise on and around January 1, 2000. This contingency plan would include identifying back-up processes that do not rely on computers whenever possible. The Company has incurred and expects to continue to incur expenses allocable to internal staff, as well as costs for outside consultants, and computer systems remediation and replacement in order to achieve Year 2000 compliance. The Company completed the conversion of its primary software programs in November 1998 and testing occurred in the first quarter of 1999. The Company currently estimates that these costs will total approximately $0.5 million, $0.2 million of which was incurred in 1998. The costs of the year 2000 program and the date on which the Company plans to complete Year 2000 modifications are based on current estimates, which reflect numerous assumptions about future events, including the continued availability of certain resources, the timing and effectiveness of third-party remediation plans and other factors. The Company can give no assurance that these estimates will be achieved, and actual results could differ materially from the Company's plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct relevant computer source codes and embedded technology, the results of internal and external testing and the timelessness and the effectiveness of remediation efforts of third parties.

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

SEASONALITY

    The Company's business is impacted by the general seasonal trends that are characteristic of the apparel and retail industries. In the Company's segment of the apparel industry, sales are generally higher in the first and third quarters. Historically, the Company has taken greater markdowns in the second and fourth quarters. The Company generally receives orders for its products three to five months prior to the time the products are delivered to stores. As of September 30, 1999, the Company had unfilled orders of approximately $23 million, compared to approximately $29 million of such orders as of September 30, 1998. The backlog of orders at any given time is affected by a number of factors, including seasonality, weather conditions, scheduling of manufacturing and shipment of products. As the timing of the shipment of products may vary from year to year, the results for any particular quarter may not be indicative of the results for the full year.

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

                           PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

    On November 11, 1999, the Company learned of a putative class action lawsuit filed on November 10, 1999 in the United States District Court for the District of Maryland by Leo Bial and Robert W. Hampton, which purports to have been brought on behalf of purchasers of the Company's common stock between December 17, 1997 and November 11, 1998. The complaint alleges that the registration statement and prospectus issued in connection with the Company's initial public offering, completed in December 1997, contained materially false and misleading statements concerning the Company's products, business operations and prospects and that the Company issued a series of materially false and misleading statements, which artificially inflated the price of the Company's common stock during the class period. Specifically, it alleges violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by the Company and certain of its current and former officers and directors. The plaintiffs seek recission, damages, costs expenses, including attorneys' fees and experts' fees, and such other relief as may be just and proper. The Company believes that the allegations set forth in the complaint are without merit and intends to vigorously contest the allegations contained therein.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

    (a) On November 5, 1999, the Company filed a Certificate of Designation with the Secretary of State of the State of Delaware designating a new class of preferred stock denominated the Series A Convertible Preferred Stock (the "Preferred Stock"). Except as set forth below, the Preferred Stock will have all of the same preferences, rights and voting powers as the Common Stock. The Preferred Stock shall not be entitled to vote on any matters to be voted upon by the stockholders of the Company except that the holders of the Preferred Stock will be entitled to vote as a separate class, and the affirmative vote of stockholders holding, in the aggregate, a majority of the outstanding shares of Preferred Stock shall be required, for the creation of an equity security senior to the Preferred Stock or the amendment of the Certificate of Incorporation or By-laws of the Company to the detriment of the holders of the Preferred Stock. The Preferred Stock shall have a liquidation preference of $1.00 per share plus the amount of any declared but unpaid dividends on the Preferred Stock. The Company may from time to time and at any time redeem any or all of the Preferred Stock at a redemption price equal to $1.00 per share. Upon the occurrence of certain acceleration events under its license agreement with the Company, the licensor of the Boss-Registered Trademark- mark to the Company may demand a redemption of the Preferred Stock at a redemption price equal to $1.00 per share. Any or all of the unredeemed shares of Preferred Stock will be convertible, at the option of the holder, for a 60 day period beginning
October 1, 2003 into a promissory note of the Company in a principal amount equal to $1.00 multiplied by the total number of shares of Preferred Stock being converted, with interest thereafter at an annual interest rate of 12%, payable in four quarterly installments beginning January 1, 2004.

    (b) The Preferred Stock has a liquidation preference of $1.00 per share plus the amount of any declared but unpaid dividends on the Preferred Stock.

    (c) The following is a description of securities issued during the three-month period ended September 30, 1999 that were not registered under the Securities Act of 1933, as amended:

    (i) On August 6, 1999 the Company issued 500,000 shares of restricted common stock, par value $.0001, of the Company (the "Restricted Shares").

    (ii) The Restricted Shares were sold to Latitude License Corp. ("Latitude").

    (iii) The Restricted Shares were issued in consideration of an amendment to the Company's women's Girbaud-Registered Trademark- license agreement between the Company and Latitude to defer the Company's obligation to open a Girbaud retail store in New York City.

    (iv) The Restricted Shares were issued in a private placement pursuant to
       Section 4(2) of the Securities Act of 1933, as amended. The Restricted Shares were not offered in the form of general solicitation or advertisement, but rather to one party, Latitude, which is an accredited investor and the licensor, since 1997, of the Girbaud-Registered Trademark- mark to the Company. The Company made available to Latitude all materials and information relating to the investment that were requested by Latitude.

    (iv) There were no cash proceeds from the offering of the Restricted Shares.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

    (a)    Exhibits
           3.03   Certificate of Designation dated November 5, 1999.
           10.62  Agreement dated October 22, 1999 by and among I.C. Isaacs &
                  Company, Inc., I.C. Isaacs & Company L.P., Ambra Inc. and
                  Hugo Boss Inc.
           10.63  Restated and Amended License Rights Agreement dated
                  October 22, 1999 by and among Ambra Inc., Hugo Boss AG and
                  I.C. Isaacs & Company L.P.
           10.64 Shareholders' Agreement dated November 5, 1999 by and between I.C. Isaacs & Company, Inc. and Ambra Inc.
           10.65  Bill of Sale and Assignment of Trademark Rights dated
                  October 22, 1999 by and between I.C. Isaacs & Company L.P.
                  and Ambra Inc.
           10.66 Assumption of Assumed Agreements dated October 22, 1999 by and between I.C. Isaacs & Company L.P. and Ambra Inc.
    (b)    Reports on Form 8-K

    On November 5, 1999, the Company filed a Report on Form 8-K reporting the restructuring of its licensing arrangement with Ambra Inc. and Hugo Boss AG.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

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

Dated: November 15, 1999

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                        NAME                                    CAPACITY                  DATE
                        ----                                    --------                  ----
                                                       Chairman of the Board,
                 /s/ ROBERT J. ARNOT                     Chief Executive Officer
     -------------------------------------------         and Director (Principal    November 15, 1999
                   Robert J. Arnot                       Executive Officer)

                                                       Vice President and Chief
               /s/ EUGENE C. WIELEPSKI                   Financial Officer and
     -------------------------------------------         Director (Principal        November 15, 1999
                 Eugene C. Wielepski                     Financial and Accounting
                                                         Officer)