Form 10-K405
period 1999-12-31
IC ISAACS & CO INC
filed 2000-03-31
CIK 1041179

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

  DECEMBER 31, 1999

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

    As of March 24, 2000, the aggregate market value of the outstanding shares of the Registrant's Common Stock held by non-affiliates was approximately $21,144,095 based on the average closing price of the Common Stock as reported by the Nasdaq National Market on March 24, 2000. Determination of affiliate status for this purpose is not a determination of affiliate status for any other purpose.

    As of March 24, 2000, 7,197,990 shares of Common Stock were outstanding.

                       DOCUMENT INCORPORATED BY REFERENCE

Specified portions of the definitive Proxy Statement for the 2000 Annual Meeting of Stockholders of I.C. Isaacs & Company, Inc. to be held on June 8, 2000 are incorporated by reference into Part III hereof.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          I.C. ISAACS & COMPANY, INC.

                                   FORM 10-K

                               TABLE OF CONTENTS

                                                                                        PAGE
                                                                                      --------
                                            PART I

 ITEM 1.                BUSINESS....................................................       1
 ITEM 2.                PROPERTIES..................................................      15
 ITEM 3.                LEGAL PROCEEDINGS...........................................      15
 ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........      15

                                           PART II

 ITEM 5.                MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED
                        STOCKHOLDER MATTERS.........................................      16
 ITEM 6.                SELECTED FINANCIAL DATA.....................................      17
 ITEM 7.                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS...................................      18
 ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................      27
 ITEM 9.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                        AND FINANCIAL DISCLOSURE....................................      27

                                           PART III

*ITEM 10.               DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.............      28
*ITEM 11.               EXECUTIVE COMPENSATION......................................      28
*ITEM 12.               SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                        MANAGEMENT..................................................      28
*ITEM 13.               CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............      28

                                           PART IV

 ITEM 14.               EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
                        8-K.........................................................      28

 SIGNATURES.........................................................................      32

------------------------

* Incorporated by reference from the Registrant's definitive Proxy Statement for the 2000 Annual Meeting of Stockholders to be held June 8, 2000. The Proxy Statement will be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

    "I. C. Isaacs-Registered Trademark-" and "I.G. Design-Registered Trademark-" are trademarks of the Company. The Company has filed a federal trademark application for the mark "Urban Expedition (UBX)." All other trademarks or service marks, including "Girbaud-Registered Trademark-" and "Marithe and Francois Girbaud-Registered Trademark-" (collectively, "Girbaud"), "BOSS-Registered Trademark-" and "Beverly Hills Polo Club-Registered Trademark-" appearing in this Annual Report on Form 10-K are the property of their respective owners and are not the property of the Company.

           IMPORTANT INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THOSE STATEMENTS INCLUDE STATEMENTS REGARDING THE INTENT, BELIEF OR CURRENT EXPECTATIONS OF THE COMPANY AND ITS MANAGEMENT, INCLUDING INDICATIONS REGARDING THE STRENGTH OF UPCOMING COLLECTIONS, THE COMPANY'S BELIEF REGARDING THE PROMINENCE OF THE GIRBAUD BRAND IN THE COMPANY'S FUTURE, AND THE COMPANY'S EXPECTATIONS FOR 2000, STATEMENTS REGARDING ANTICIPATED AND/OR INTENDED COST SAVINGS AND ANTICIPATED WORKING CAPITAL NEEDS. WORDS SUCH AS "BELIEVES," "ANTICIPATES," "EXPECTS," "INTENDS," "PLANS," AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS BUT ARE NOT THE EXCLUSIVE MEANS OF IDENTIFYING SUCH STATEMENTS. SUCH STATEMENTS ARE FORWARD-LOOKING STATEMENTS WHICH ARE SUBJECT TO A VARIETY OF RISKS AND UNCERTAINTIES, MANY OF WHICH ARE BEYOND THE COMPANY'S CONTROL, WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE CONTEMPLATED IN SUCH FORWARD-LOOKING STATEMENTS, INCLUDING IN PARTICULAR THE RISKS AND UNCERTAINTIES DESCRIBED UNDER "RISK FACTORS" IN THE COMPANY'S PROSPECTUS, WHICH INCLUDE, AMONG OTHER THINGS (I) CHANGES IN THE MARKETPLACE FOR THE COMPANY'S PRODUCTS, INCLUDING CUSTOMER TASTES, (II) THE INTRODUCTION OF NEW PRODUCTS OR PRICING CHANGES BY THE COMPANY'S COMPETITORS, (III) CHANGES IN THE ECONOMY, AND
(IV) TERMINATION OF ONE OR MORE OR ITS AGREEMENTS FOR USE OF THE BOSS, BEVERLY HILLS POLO CLUB AND GIRBAUD BRAND NAMES AND IMAGES IN THE MANUFACTURE AND SALE OF THE COMPANY'S PRODUCTS. EXISTING AND PROSPECTIVE INVESTORS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE HEREOF. THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE OR REVISE THE INFORMATION CONTAINED IN THIS ANNUAL REPORT ON FORM 10-K, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR CIRCUMSTANCES OR OTHERWISE.

                                     PART I

ITEM 1. BUSINESS

INTRODUCTION

    I.C. Isaacs & Company, Inc. (together with its predecessors, subsidiaries and affiliated companies, including I.C. Isaacs & Company L.P., the "Company") is a designer, manufacturer and marketer of branded jeanswear and sportswear. Founded in 1913, the Company has assembled a portfolio of brands that addresses distinct fashion segments resulting in a diverse customer base. The Company offers collections of men's and women's jeanswear and sportswear under the Girbaud designer brand in the United States and Puerto Rico, lines of sportswear for young men and boys under the BOSS brand in the United States and Puerto Rico and collections of sportswear for men and boys under the Beverly Hills Polo Club brand in the United States, Puerto Rico and Europe. Recently, the Company introduced a focused collection of sportswear under the Company-owned Urban Expedition (UBX)-Registered Trademark- brand in the United States and Europe. Through a focused strategy of providing fashionable, branded merchandise, the Company has become a fashion source for youthful and contemporary consumers who purchase jeanswear and sportswear through specialty and department stores. The Company also offers women's pants and jeans under various other Company-owned brand names as well as under third-party private labels for sale to major chain stores and catalogs.

    In November 1997, the Company acquired an exclusive license to manufacture and market certain men's jeanswear and sportswear under the Girbaud brand in the United States and Puerto Rico. In March 1998, the Company acquired an exclusive license to manufacture and market certain women's jeanswear and sportswear under the Girbaud brand in the United States and Puerto Rico. The Girbaud brand is an internationally recognized designer label with a distinct European influence. By targeting customers who desire contemporary, international fashion, the Girbaud brand has enabled the Company to address another consumer segment with its branded product portfolio. The Company has positioned the Girbaud line with a broad assortment of products, styles and fabrications reflecting a contemporary European look. The Company markets a full collection of men's jeanswear and sportswear under the Girbaud brand, including a broad array of bottoms, tops, outerwear and leather sportswear. In August 1998, the Company introduced a women's sportswear collection under the Girbaud brand, which also includes a wide assortment of bottoms, tops and outerwear. Net sales of Girbaud products accounted for 32.9% and 4.1% of the Company's sales in 1999 and 1998, respectively. Based on its performance in 1999, the Company believes that the Girbaud brand has established itself as a dominant part of the Company's future.

    The Company continues to manufacture and market certain sportswear under the BOSS brand for sale at specified price points in the United States and Puerto Rico, subject to a licensing agreement with the owner of the BOSS mark. The Company has positioned the BOSS line to appeal to consumers who desire an urban, fashion-forward look at value prices. The BOSS collection consists of jeans, pants, tee shirts, sweatshirts, shorts, knit and woven shirts and outerwear. Net sales of BOSS sportswear accounted for 32.5% and 73.4% of the Company's net sales in 1999 and 1998, respectively.

    In addition, the Company manufactures and markets certain sportswear under the Beverly Hills Polo Club brand in the United States, Puerto Rico and Europe under an exclusive license. With its Beverly Hills Polo Club brand, the Company targets men and boys who desire updated traditional sportswear at competitive prices. The Beverly Hills Polo Club collection combines contemporary design details and innovative fabrics with classic American sportswear styling. The Beverly Hills Polo Club collection includes jeans, pants, shorts, knit and woven shirts and outerwear. The Company's Beverly Hills Polo Club line was introduced in the spring of 1994. Net sales of Beverly Hills Polo Club sportswear accounted for 17.3%, and 14.6% of the Company's net sales in 1999 and 1998, respectively.

    In the third quarter of 1999, the Company launched a new Company-owned brand, Urban Expedition (UBX)-Registered Trademark-. The Company has positioned this line to appeal to men and boys who desire an upscale urban look. The current line consists of a focused collection of denim jeans, shorts, jackets, vests, printed woven shirts, tee shirts and sweaters. The Company began shipping UBX products in the first quarter of 2000 and the products are now being sold to more than 300 stores in the United States and 100 stores in Europe.

    The Company also manufactures and markets a limited number of pants and jeans styles for women under its own "I.C. Isaacs" brand name and under third-party private labels for sale to major chain stores and catalogs. Net sales of these labels accounted for 6.2% and 7.9% of the Company's net sales in 1999 and 1998, respectively.

PRODUCTS

    The Company's jeanswear and sportswear collections under the Girbaud, BOSS and Beverly Hills Polo Club brands provide a broad range of product offerings for young men, women and boys, including a variety of tops, bottoms and outerwear. While each of these brands reflects a distinct image and style, they are all targeted to consumers who are seeking quality, fashionable products at competitive prices. The Company also manufactures and markets a focused collection of sportswear under its UBX brand and limited number of styles of women's pants and jeans under its "I.C. Isaacs" brand name as well as under third-party private labels.

    GIRBAUD PRODUCTS

    Girbaud is an internationally recognized designer brand. The Company markets innovative European-inspired men's and women's jeanswear and sportswear collections under the Girbaud label. The Girbaud collections include full lines of bottoms consisting of jeans and casual pants in a variety of fabrications, including denim, stretch denim, cotton twill and nylon, cotton tee shirts, polo shirts, knit and woven tops, sweaters, outerwear and leather sportswear. Reflecting contemporary European design, each of these collections is characterized by innovative styling and fabrication and is targeted to consumers ages 16 to 50. Estimated retail prices range from $20 to $25 for tee shirts, $50 to $75 for tops and bottoms, $60 to $90 for sweaters and $80 to $200 for outerwear and $150 to $300 for leather sportswear products.

    BOSS PRODUCTS

    The Company's BOSS products are designed to appeal to young men and boys who want a fashion-forward look with an urban attitude at a competitive price. The Company's BOSS products began as a line of jeans and other denim casual wear. The bottoms line currently consists of a wide variety of denim jeans in a broad array of colors, designs and styles together with shorts and corduroy and twill pants. Many of the BOSS jeans feature elements such as unique pocket treatments, innovative trim and embroidered logos. The BOSS tops collection consists of a range of products including cotton tee shirts, polo shirts, novelty knit tops and fleece sweatshirts. Many of these products utilize unique combinations of fabrications, as well as a broad array of appliqued logos and innovative prints and graphics. The estimated retail prices range from $35 and $50 for jeans, $19 to $22 for tee shirts, $30 to $55 for tops and $50 to $100 for outerwear products. The Company complements its BOSS young men's line with BOSS boys' and youth lines, which are targeted to appeal to boys ages 4 to 7 and youth ages 8 to 16. The BOSS boys' and youth product lines are substantially similar to the young men's line and include jeans, tee shirts, tops, sweatshirts and outerwear. Because the boys' market is more price conscious, some of the styles use less expensive fabrication and design detail. The boys' and youth lines typically sell at retail prices approximately 10% to 20% below the young men's line.

    BEVERLY HILLS POLO CLUB PRODUCTS

    The Beverly Hills Polo Club sportswear products are positioned to be an updated traditional sportswear brand. The products combine contemporary design details and innovative fabric with classic American styling. The Company has merchandised the Beverly Hills Polo Club line to place more emphasis on tops, including a full line of tee shirts, polo shirts, rugby shirts, denim shirts and sweatshirts made primarily in cotton fabrics such as pique, jersey and jersey fleece. The tops line is distinguished by innovative use of design, embroidery and fabric detail. The collections also include more contemporary styles and an array of novelty fabrics as well as product offerings such as printed woven shirts and outerwear, including jackets and downfilled parkas. Estimated retail prices range from $19 to $22 for tee shirts, $30 to $60 for tops and $60 to $120 for outerwear. While the primary focus of the Beverly Hills Polo Club line has been on tops, the collection also includes a full line of bottoms consisting of denim jeans, twill pants and corduroy casual pants. Estimated retail prices for jeans and casual pants range from $40 to $55 per pair.

    URBAN EXPEDITION (UBX) PRODUCTS

    The UBX brand is positioned to appeal to consumers seeking an upscale urban look. This focused line includes denim jeans, shorts, jackets, vests, printed woven shirts, tee shirts and sweaters. Estimated retail prices range from $20 to $25 for tee shirts, $20 to $60 for tops and $45 to $60 for jeans.

    OTHER COMPANY-OWNED AND THIRD-PARTY PRIVATE LABEL PRODUCTS

    The Company also produces a limited number of pants and jean styles for women under its own I.C. Isaacs brands as well as under customers' private labels for sale to major chain stores and catalogs. These brands focus on pull-on elastic waist pants and jeans. These pants are designed to appeal to more mature women looking for basic styling at value prices. The Company offers pants in a variety of fits, including missy, petite and large sizes. Estimated retail prices range from $15 to $24.

CUSTOMERS AND SALES

    The Company's products are sold in over 2,500 specialty stores, specialty store chains and department stores. The Company uses both sales representatives and distributors for the sale of its products. Sales representatives include employees of the Company as well as independent contractors. Each of the Company's distributors and non-employee sales representatives has an agreement with the Company pursuant to which the distributor or sales representative serves as the exclusive distributor or sales representative of specified products of the Company within a specified territory. The Company does not have long-term contracts with any of its customers. Instead, its customers purchase the Company's products pursuant to purchase orders and are under no obligation to continue to purchase the Company's products.

    The Company began marketing men's sportswear under the Girbaud brand in February 1998 and introduced a women's sportswear collection under the Girbaud brand in the second quarter of 1998. The Company's Girbaud men's products are being sold to more than 1,300 stores in the United States and Puerto Rico, including major department stores such as Nordstroms, Bloomingdales, Macy's East, Macy's West, Burdines, Saks, Inc., the May Company and Dayton Hudson, and many prominent speciality stores such as The Atrium in New York, Fred Segal Santa Monica, The Buckle, The Lark and Maurices. The

Company's Girbaud women's line is now being sold to more than 600 stores. The Company's Girbaud brand products are sold and marketed domestically under the direction of an 11-person sales force headquartered in New York. To date, sales of the Company's Girbaud products in Central and South America and the Caribbean have been immaterial.

    The Company's BOSS products are sold throughout the United States and Puerto Rico in over 1,400 specialty stores and specialty store chains. Substantially all of the Company's net revenues are attributable to domestic sales. The Company's BOSS products are sold and marketed under the direction of its national sales office headquartered in New York. In addition to executive selling based in New York and Dallas, the Company has 19 commissioned BOSS sales representatives who work out of regional showrooms throughout the United States and Puerto Rico.

    The Company's Beverly Hills Polo Club sportswear is sold in the United States, Puerto Rico and Europe to over 1,000 specialty stores, specialty store chains and department stores, including J.C. Penney Company Inc. The Company's Beverly Hills Polo Club products are sold and marketed under the direction of its national sales offices in New York. In addition to executive selling based in New York and Dallas, the Company has a sales force consisting of 17 Beverly Hills Polo Club sales representatives.

    The Company's Beverly Hills Polo Club sportswear is sold in six countries in Europe primarily through wholesale distributors, all of whom buy products directly from the Company. The Company currently has wholesale distribution arrangements with distributors in Belgium, Greece, Norway, Portugal, Sweden and Switzerland. Under these arrangements, the distributors purchase goods from the Company's Spanish subsidiary in United States dollars under irrevocable letters of credit or by prepayment, thereby minimizing the Company's credit risk. The Company also utilizes sales representatives to sell directly to stores in Spain and France. All of those direct sales are secured by a credit insurance company. The Company has also established two franchise stores in Spain. To date, sales of the Company's Beverly Hills Polo Club products in Europe have been immaterial.

    The Company began shipping its UBX brand in February 2000. The Company's UBX products are being sold in more than 300 specialty stores in the United States and more than 100 stores in Europe. The Company's UBX products are sold and marketed under the direction of its national sales office hearquartered in New York. In addition to executive selling based in New York and Dallas, the Company has 9 commissioned sales representatives who work out of regional showrooms throughout the United States. The Company's UBX line is sold in Europe primarily through wholesale distributors, all of whom buy products directly from the Company. The Company currently has wholesale distribution arrangements for sales of its UBX brand with distributors in Austria, Belgium, Denmark, Finland, Germany, The Netherlands, Norway, and Switzerland and has sales representatives to sell directly to stores in Spain.

    The Company's other Company-owned branded products and third-party private label products are sold under the direction of the sales headquarters in New York. The products are distributed to department stores such as Boscov's, Hamericks and Sears Roebuck and Co.; mass merchandisers and discounters such as Hills Department Store Company and Ames Department Stores, Inc.; and catalogs such as National Wholesale Co., Inc., Bedford Fair and Arizona Mail Order Company, Inc.

    The Company's single largest customer in 1999 was J.C. Penney Company, Inc., which accounted for 14.2% of net sales. No other customer of the Company accounted for 10.0% or more of net sales in 1999.

DESIGN AND MERCHANDISING

    The Company's designers and merchandisers travel around the world to monitor emerging fashion trends and search for styling inspiration and fabrics. These sources, together with new styling and graphics developed by the Company's designers, serve as the primary creative influences for the Company's product lines. In addition, merchandisers and designers involved with the development of Girbaud products are provided with the Girbaud collections from Europe twice a year and collaborate with Marithe and Francois

Girbaud and their staff in the development of the Company's Girbaud product lines for sale in the United States. Merchandisers also regularly meet with sales management to gain additional market insight and further refine the products to be consistent with the needs of each of the Company's markets. The Company's in-house design and product development is carried out by merchandising departments in New York. Many of the Company's products are developed using computer-aided design equipment, which allows designers to view and easily modify images of a new design. The Company currently has 18 people on the design staff in New York City. Design expenditures incurred were approximately $2.1 million in 1999. The Company estimates that design expenditures in 2000 will be approximately the same.

ADVERTISING AND MARKETING

    The Company prides itself on its ability to efficiently utilize its advertising budget. Although the Company spent approximately $2.8 million or 3.3% of net sales on advertising in 1999, this is still a relatively modest amount as compared with some of its competitors. In 1998 and 1999, the Company's expenditures for advertising and marketing activities totaled $5.7 million and $2.8 million, respectively.

    The Company aggressively communicates and reinforces the brand and image of its Girbaud, BOSS, Beverly Hills Polo Club and UBX products through creative and innovative advertising and marketing efforts. The Company's advertising and marketing strategies are directed by its national sales offices and developed in collaboration with its advertising agencies and, in the case of Girbaud, with Girbaud's European offices and Paris advertising agency. The Company's advertising strategy is geared towards its youthful and contemporary consumers, whose lifestyles are influenced by music, sports and fashion. The Company has been advertising the BOSS brand since 1992, the Beverly Hills Polo Club brand since 1994 and the Girbaud brand since 1998 and recently began advertising the UBX brand. Its advertising campaigns have evolved from trade magazines to a wide variety of media, including billboards, fashion magazines, radio and special events.

    The Company has a multifaceted marketing campaign for its Girbaud brand, which includes print advertisement in magazines such as ELLE, VIBE, DETAILS, MARIE CLAIRE, IN STYLE and INTERVIEW magazines. The campaign also includes outdoor advertising, including buses, billboards, point of sale materials and promotions, and celebrity wardrobing. As a first tier designer brand, Girbaud also presents international runway shows as well as appearing in major trade shows. Print advertisements for the Beverly Hills Polo Club and BOSS brands have appeared in SOURCE, SLAM, SPORTSWEAR INTERNATIONAL, XXL and URBAN LATINO magazines. Beverly Hills Polo Club is also advertising in the official yearbook of the PGA Tour 2000.

    Recognizing that point of sale brand presentation and images are highly effective, the Company also provides an array of in-store signage, fixtures and product videos for its Girbaud products. In addition, through the "Shop-in-Shop" concept, the Company provides key department stores and specialty stores with both fixturing and visuals to enhance brand recognition and to differentiate Girbaud products from other branded apparel. The Girbaud "Shop-in-Shops" are designed to create an environment that is consistent with the image of Girbaud as a unique designer brand. Currently, approximately 30 stores are using the "Shop-in-Shop" concept to showcase the Company's Girbaud products. The Company plans to continue to expand the "Shop-in-Shop" program in 2000.

MANUFACTURING AND PRODUCT SOURCING

    GENERAL

    The Company believes that its flexible manufacturing and sourcing capabilities enable it to effectively control the timing, quality and pricing of products while providing customers with increased value. The Company uses its own facilities as well as both domestic and foreign contractors for the production of its products. During 1999, approximately 25.5% of the Company's purchases of raw materials, labor and finished goods for its apparel were made in Mexico; approximately 33.5% were made in Asia; approximately 23.8% were made at third-party facilities in the United States; and the balance was made at the

Company's facilities in the United States. Approximately 82.8% of the Company's manufacturing and sourcing in 1999 was done by third parties, all through arrangements with independent contractors. Each of the Company's independent contractors and independent buying agents has an agreement with the Company pursuant to which it performs manufacturing or purchasing services for the Company on a non-exclusive basis. The Company evaluates its contractors frequently and believes that there are a number of manufacturers capable of producing products that meet the Company's quality standards. The Company represents all or a significant portion of many of its contractors' production and has the ability to terminate its arrangements with any of its contractors at any time.

    UNITED STATES AND MEXICO

    The Company operates one manufacturing facility. In 1999, the Company produced approximately 17.2% of its bottoms (slacks, jeans, shorts and skirts) at this facility, which employs approximately 230 people.

    The Company utilizes one contractor in the United States and three contractors in Mexico. The majority of the Company's U.S. and Mexico production is of bottoms and tee shirts. The Company has established ongoing relationships with all of these contractors but is not bound by written agreements to continue to do business with any of them. The Company also uses a variety of contractors in both the United States and Mexico as needed for value added functions such as embroidery, screen printing and laundering. Seasonal fluctuations in production requirements are accommodated by adjusting contracted quantities, while maintaining more consistent levels of production in the Company-operated facility. All contractors in the United States and Mexico are selected and managed by the Company's manufacturing staff in Mississippi and Mexico.

    The Company uses a variety of raw materials, principally consisting of woven fabrics including denim, cotton and various trim items. While the Company must make commitments for a significant portion of its fabric purchases in advance of sales, the Company's risk is reduced because a substantial portion of the Company's products are sewn in basic denim, which is widely available.

    ASIA

    In addition to the Company's domestic and Mexican pant and tee shirt production facilities, the balance of the Company's sportswear products is produced by approximately 27 different manufacturers in 7 countries. Virtually all of the Company's products other than pants and tee shirts are produced in Asia, but none of the Asian contractors engaged by the Company accounted for more than 10.0% of the Company's total production in 1999. The Company has well established relationships with many of its contractors, although it does not have written agreements with them. The Company retains independent buying agents in various countries in Asia to assist in selecting and overseeing independent manufacturers, sourcing fabric, trim and other materials and monitoring quotas. Independent buying agents also perform quality control functions on behalf of the Company, including inspecting materials and manufactured products prior to accepting delivery. The sourcing and merchandising staffs in the Company's New York offices oversee Asian fabric and product development, apparel manufacturing, price negotiation and quality control, as well as the research and development of new Asian sources of supply.

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

WAREHOUSING AND DISTRIBUTION

    The Company services its United States customers utilizing a 70,000 square foot Company-owned and operated distribution center in Milford, Delaware. The Company has established a computerized "Warehouse Management System" with real-time internal tracking information and the ability to provide its customers with electronically transmitted "Advance Shipping Notices." The accuracy of shipments is increased by the ability to scan coded garments at the packing operation. This process also provides for computerized routing and customer invoicing. The vast majority of shipments are handled by UPS, common carriers or parcel post. The Company also has a warehouse in Carthage, Mississippi.

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

    The goods produced by the Company-operated facility, as well as by United States and Mexican contractors, undergo continual audits by quality control personnel during production. The quality control efforts of the Company-operated facility are directed and coordinated by the Company's quality control staff located in Mississippi. Frequent visits are made by the quality control staff to all outside contractors to ensure compliance with the Company's quality standards. Audits are also performed by quality control personnel at the Milford, Delaware distribution center on all categories of incoming merchandise. The Company employs a full-time staff of 6 persons dedicated to the quality control efforts of its United States and Mexican production.

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

BACKLOG AND SEASONALITY

    The Company's business is impacted by the general seasonal trends that are characteristic of the apparel and retail industries. In the Company's segment of the apparel industry, sales are generally higher in the first and third quarters. The Company generally receives orders for its products three to five months prior to the time the products are delivered to the stores. As of December 31, 1999, the Company had unfilled orders of approximately
$29.0 million, compared to approximately $27.0 million of such orders as of December 31, 1998. The Company expects to fill substantially all of these orders in 2000. The backlog of orders at any given time is affected by a number of factors, including seasonality, weather conditions, scheduling of manufacturing and shipment of products. During 1999, increased demand for the Company's Girbaud Products contributed to the improvement in backlog. All such orders are subject to cancellation for causes such as late delivery. Accordingly, a comparison of backlogs of orders from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments.

LICENSES AND OTHER RIGHTS AGREEMENTS

    The Company's business is heavily dependent upon its use of the Girbaud, BOSS and Beverly Hills Polo Club brand names and images, which are in turn dependent upon the existence and continuation of certain licenses and other rights agreements as described below.

    GIRBAUD LICENSES

    GIRBAUD DOMESTIC LICENSES

    In November 1997, the Company entered into an exclusive license agreement (the "Girbaud Men's Agreement") with Girbaud Design, Inc. and its affiliate Wurzburg Holding S.A. ("Wurzburg") to manufacture and market men's jeanswear, casualwear and outerwear under the Girbaud brand and certain related trademarks (the "Girbaud Marks") in all channels of distribution in the United States, including Puerto Rico and the U.S. Virgin Islands. In March 1998, the Girbaud Men's Agreement was amended and restated to include active influenced sportswear as a licensed product category and to name Latitude Licensing Corp. as the licensor (the "Licensor"). Also in March 1998, the Company entered into an exclusive license agreement (the "Girbaud Women's Agreement" and, together with the Girbaud Men's Agreement, the "Girbaud Agreements") with the Licensor to manufacture and market women's jeanswear, casualwear and outerwear, including active influenced sportswear, under the Girbaud Marks in all channels of distribution in the United States, including Puerto Rico and the U.S. Virgin Islands. The Girbaud Agreements include the right to manufacture the licensed products in a number of foreign countries, and both had initial terms of two years. The Girbaud Agreements have been extended until December 31, 2002, upon which date the Company will have the option to renew the agreements for an additional five years. The Girbaud Agreements generally allow the Company to use the Girbaud Marks on apparel designed by or for the Company or based on designs and styles previously associated with the Girbaud brand, subject to quality control by the Licensor over the final designs of the products, marketing and advertising material and manufacturing premises. The Girbaud Agreements provide that they may be terminated by the Licensor upon the occurrence of certain events, including, but not limited to, a breach by the Company of any obligation under the agreements that remains uncured following certain specified grace periods.

    Under the Girbaud Men's Agreement the Company is required to make payments to the Licensor in an amount equal to 6.25% of the Company's net sales of regular licensed merchandise and 3.0% in the case of certain irregular and closeout licensed merchandise. The Company was subject to guaranteed minimum annual royalty payments of $1.5 million in 1999, and is subject to guaranteed minimum annual royalty payments of $2.0 million in 2000, $2.5 million in 2001 and $3.0 million each year from 2002 through 2007. On a monthly basis during the term, the Company is obligated to pay 8.3% of the minimum guaranteed royalties for that year. On a quarterly basis during the term, the Company is required to pay the amount that the actual royalties exceed the total minimum guaranteed royalties for that quarter. The Company is required to spend at least $500,000 in advertising men's Girbaud brand products each year through the term of the Girbaud Men's Agreement.

    Under the Girbaud Women's Agreement the Company is required to make payments to the Licensor in an amount equal to 6.25% of the Company's net sales of regular licensed merchandise and 3.0% in the case of certain irregular and closeout licensed merchandise. The Company was subject to guaranteed minimum annual royalty payments of $700,000 in 1999, and is subject to guaranteed minimum annual royalty payments of $800,000 in 2000, $1.0 million in 2001 and $1.5 million each year from 2002 through 2007. On a monthly basis during the term, the Company is obligated to pay the 8.3% of the minimum guaranteed royalties for that year. On a yearly basis, the Company is required to pay the amount that the actual royalties exceed the total minimum guaranteed royalties for that year. The Company is required to spend at least $400,000 in advertising women's Girbaud brand products in each year through the term of the Girbaud Women's Agreement. In addition, over the term of the Girbaud Women's Agreement the

Company is required to contribute $190,000 per year to the Licensor's advertising and promotional expenditures for the Girbaud brand.

    The Girbaud Women's Agreement initially required the Company to open a Girbaud flagship store for the sale of the Company's Girbaud men's and women's lines and other Girbaud licensed merchandise in New York City by the end of 1998. In December 1998, the Girbaud Women's Agreement was amended to defer this requirement for one year and to provide that the Company would spend an additional $1.8 million on enhanced sales and marketing in 1999. In August, 1999, the Company issued 500,000 shares of restricted common stock to Latitude Licensing Corp. in connection with an amendment of the Girbaud Women's Agreement to further defer the obligation to open a Girbaud retail store. Under the new agreement, if the Company has not signed a lease agreement for a Girbaud retail store by July 31, 2002, it will become obligated to pay Latitude Licensing Corp. an additional $500,000 in royalties.

    In November 1998, the Company entered into amendments (the "Girbaud Amendments") to the Girbaud Agreements allowing distribution through an approved distributor in selected countries in Central and South America and the Caribbean. The Girbaud Amendments are effective until November 12, 2001 or until expiration of the Girbaud Agreements, whichever is earlier. In the event that the Company does not achieve more than 75% of target sales levels in any Central or South American or Caribbean country, its license to distribute Girbaud products in that country will become non-exclusive effective starting the following year. To date, sales to that region have been immaterial.

    In January 2000, the Company entered into a global sourcing agreement with G.I. Promotions to act as a non-exclusive sourcing agent to licensees of the Marithe & Francois Girbaud trademark for the manufacture of Girbaud jeanswear and sportswear. The global sourcing agreement extends until December 31, 2003 and provides that the Company shall net a facilitation fee of 5.0% of the total FOB pricing for each order shipped to licensees under the agreement. Also in January 2000, the Company entered into a license agreement with Wurzburg. The license has a term of three years and provides that the Company shall pay Wurzburg a royalty of 1.0% of the total FOB pricing for each order shipped to a licensee under the global sourcing agreement.

    BOSS TRADEMARK RIGHTS

    In 1990, the Company obtained a license from Brookhurst, Inc. ("Brookhurst") to use the registered trademark BOSS in the United States and Puerto Rico in connection with certain items of sportswear for men and women. In 1997, pursuant to a settlement of multiparty litigation, Isaacs acquired certain BOSS trademark rights and related assets from Brookhurst. Also, in 1997 Isaacs sold its foreign BOSS trademark rights and its rights under related agreements acquired from Brookhurst to Ambra Inc. ("Ambra") and entered into a foreign rights manufacturing agreement with Ambra (the "Foreign Rights Agreement"), pursuant to which Isaacs obtained a license to manufacture apparel in certain foreign countries for sale in the United States using the BOSS brand name and image. Isaacs retained its ownership of domestic BOSS trademark rights subject to a concurrent use agreement (the "Concurrent Use Agreement") with Hugo Boss AG ("Hugo Boss").

    On October 22, 1999, Isaacs, Ambra and Hugo Boss entered into an agreement to restructure the licensing arrangement for use of the BOSS trademark. Pursuant to the agreement, (i) the Company transferred to Ambra substantially all of its rights in the marks containing the term BOSS throughout the world, (ii) an $11.25 million promissory note issued by the Company to Ambra in 1997 was cancelled, (iii) the Company and Ambra agreed to enter into a restated and amended license agreement (the "Boss License Agreement") granting the Company the rights to use various trademarks including the word "BOSS" in the manufacture and domestic sale of specified types of apparel, (iv) the Foreign Rights Agreement, the Concurrent Use Agreement and an option on the part of Ambra to purchase the Company's domestic BOSS trademark rights which was originally entered into in November 1997 were all terminated, and (v) the Company issued to Ambra on November 6, 1999 2.0 million shares of Preferred

Stock having an estimated fair market value of $2.0 million and agreed to issue to Ambra on April 30, 2000 an additional 1.3 million shares of Preferred Stock having an estimated fair market value of $1.3 million and 666,667 shares of Common Stock, which had an aggregate value of $1.0 million based on the market price of $1.50 on the date the parties agreed to the transaction. Except with respect to the initial term and the minimum annual royalties due Ambra by Isaacs, Isaacs' rights under the BOSS License Agreement are substantially similar to the rights the Company had previously had.

    Under the BOSS License Agreement, the Company is permitted to manufacture, distribute, market and sell, within specified wholesale price points, the following categories of apparel for men, women and children under the BOSS brand in a specified microgramma style (the "BOSS Logotype"): All sportswear and activewear that is not specifically excluded, outerwear, sports hats, visors and caps, swimwear, jogging suits, and belts (as parts of garments). The Company may use the BOSS trademark in forms other than the BOSS Logotype with the prior approval of Ambra. The Company is prohibited from using the BOSS brand name or image on footwear, formal and tailored clothing, leather clothing, body wear, underwear, intimate apparel, loungewear, sleepwear and robes, clothing designed for the primary purpose of engaging in skiing, tennis, motor sports, windsurfing, sailing and any non-apparel items. The BOSS License Agreement sets forth specific parameters governing the use by the Company of the BOSS Logotype with respect to advertising, wholesale pricing points and the size, location, appearance, style and coloring of the trademark on different product categories and advertising, and generally requires that the Company use the phrase "BOSS by I.G. Design" on its BOSS products. Under the BOSS License Agreement, the Company continues to have the right to manufacture BOSS apparel in foreign countries, including those in which the Company is currently manufacturing BOSS apparel.

    Subject to the terms of the BOSS License Agreement, Hugo Boss retained the right to manufacture and market sportswear and other products using the BOSS name. In the event Hugo Boss manufactures and markets sportswear products which the Company is permitted to manufacture and market under the BOSS License Agreement in the United States and Puerto Rico, Hugo Boss must sell such products at or above specified wholesale price points, which are generally higher than the price points of the Company. Although there is some degree of overlap in the wholesale price points of the Company and Hugo Boss under the BOSS License Agreement, as there was under the old Concurrent Use Agreement, the Company does not currently sell or intend to sell BOSS brand sportswear within those overlapping price points and does not anticipate any material adverse effect on the Company's financial condition or results of operations if Hugo Boss were to manufacture and market sportswear within those overlapping price points.

    The BOSS License Agreement extends through December 31, 2003 with renewal periods, at the option of the Company, through December 31, 2007, whereas the Foreign Rights Agreement extended through December 31, 2001 with renewal periods, at the option of the Company, through December 31, 2007. The minimum annual royalties payable by Isaacs under the BOSS License Agreement were approximately $2.9 million in 1999 and are approximately $3.2 million in each of 2000 and 2001, approximately $2.6 million in 2002 and approximately $2.1 million in 2003. The minimum annual royalties under the Foreign Rights Agreement were 12.5% on the first $32.0 million in sales attributable to apparel manufactured in certain foreign countries ("Territory Net Sales") for a minimum of $4.0 million in each of 1999, 2000 and 2001, and, if renewed, 12.5% on the first $20 million in Territory Net Sales in 2002 for a minimum in that year of $2.5 million, and 12.5% on the first $16.0 million of Territory Net Sales in 2003 for a minimum in that year of $2.0 million.

    The BOSS License Agreement may be terminated by the licensor upon the occurrence of certain events, including, but not limited to (i) a material breach by the Company after expiration of the applicable grace period, (ii) certain events of bankruptcy, insolvency or assignment for the benefit of all creditors relating to the Company or the appointment of a receiver or trustee for the Company (a "Bankruptcy Event"), (iii) certain specified changes in the control of the ownership of the Company and (iv) certain uncured breaches by the Company's manufacturers of the terms of the agreements. In addition to terminating the License Agreement, the licensor may require the Company to pay on an accelerated basis all royalties due under certain sales assumptions through the then current term of the agreement and/or demand the redemption of the Preferred Stock issued and to be issued to Ambra pursuant to the recent restructuring at a redemption price of $1.00 per share upon the occurrence of certain events, including, but not limited to (i) the failure of the Company to pay royalties when due or to meet certain minimum sales requirements, (ii) the failure of the Company to manufacture any licensed products, (iii) the sale of the licensed products outside the United States, (iv) certain attempts by the Company to create or establish trademark rights in the word BOSS in its own name anywhere outside of the United States, (v) the willful and material breach of the agreement and (vi) the occurrence of a Bankruptcy Event. The Company's rights to use the BOSS name will terminate upon termination of the BOSS License Agreement. Any termination of the Company's rights to use the BOSS name would have a material adverse effect on the Company's financial condition and results of operations.

    BEVERLY HILLS POLO CLUB LICENSES

    Beverly Hills Polo Club Domestic Licenses

    Since 1993, the Company has had an exclusive wholesale licensing agreement (the "BHPC Agreement") with BHPC Marketing, Inc. for the manufacture and promotion of certain men's sportswear bearing the registered trademark Beverly Hills Polo Club with an accompanying horse and rider design (the "BHPC Trademark") for sale to moderate or better department stores and specialty stores in the United States and its possessions, including Puerto Rico. Under the BHPC Agreement, the Company may sell up to 25.0% of its total volume to warehouse clubs. The licenses generally allow the Company to use the BHPC Trademark on sportswear designed by or for the Company, subject to a quality approval process for marketing and advertising materials, manufacturing premises and products bearing the trademark. Under the license, the Company is required to make payments to the licensor in an amount equal to 5.0% of the Company's net invoiced sales of licensed merchandise and to spend an amount equal to 1.0% of net invoiced sales of such merchandise in advertising for the licensed products. Under the license, the Company pays a monthly royalty equal to the greater of 8.3% of the guaranteed minimum annual royalty or the actual royalty earned by the licensor in the preceding month.

    Under the BHPC Agreement, the Company has been granted an exclusive license to use the BHPC Trademark in connection with menswear fashions made of materials other than silk in the following categories: denim sportswear, outerwear, knit and woven shirts, knit and woven casual pants and shorts, sweaters, basic and fashion fleece tops and bottoms, overalls and shortalls, knit tops (including tee shirts and polo shirts), swimwear and warm-ups. The BHPC Agreement has a three year term expiring December 31, 2001 and is renewable at the option of the Company, provided the Company is not in breach thereof at the time renewal notice is given, for a three-year period commencing January 1, 2002 through December 31, 2004.

    The Company was subject to a guaranteed payment of $636,000 in 1999 and will be subject to a guaranteed payment of an equal amount in 2000. Guaranteed minimum annual royalties and guaranteed annual net shipments for the current term and the renewal term are equal to the greater of (i) 80.0% of the immediately preceding contract year's actual royalties and net shipments or
(ii) the previous year's guaranteed minimum royalty and guaranteed net shipments.

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

    In May 1998, the Company entered into an exclusive license (the "BHPC Boys' Agreement") to manufacture and market boys' sportwear, including knit and woven shirts, cotton and cotton mixed pants (excluding tailored pants), jeans, shorts, swim shorts and sports outerwear, under the Beverly Hills Polo Club brand in the United States and Puerto Rico. Under the terms of the BHPC Boys' Agreement, the Company must pay the licensor of the BHPC Trademark royalties equal to 5.0% of net shipments by the Company of licensed products. The Company was subject to guaranteed minimum annual royalties of $50,000 in 1999 and will be subject to minimum annual royalties of $75,000 and $100,000 in the years 2000 and 2001, respectively. The BHPC Boys' Agreement has an initial term of three years, and is renewable at the option of the Company, provided the Company is not in breach thereof at the time the renewal notice is given, until December 31, 2004.

    Beverly Hills Polo Club International Licenses

    On August 15, 1996, I.C. Isaacs Europe, S.L., a Spanish limited corporation and wholly-owned subsidiary of the Company, entered into retail and wholesale license agreements (collectively, the "International Agreements") for use of the BHPC Trademark in Europe. The International Agreements, as amended, provided certain exclusive rights to use the BHPC Trademark in all countries in Europe for an initial term of three years ending December 31, 1999, with five consecutive renewal terms, at the Company's option, provided the Company is not in breach thereof at the time the renewal notice is given, ending December 31, 2007. The International Agreements are subject to substantially the same terms and conditions as the BHPC Agreements described above.

    The international retail agreement (the "Retail Agreement") granted the Company the right to use the BHPC Trademark in connection with the manufacture and sale through authorized Beverly Hills Polo Club retail stores and franchise stores in Europe of the following categories of products: (i) men's apparel, including denim sportswear, outerwear, woven shirts, knit and woven casual pants and shorts, sweaters, basic and fashion fleece tops and bottoms, overalls and shortalls, knit tops (including tee shirts and polo shirts) swimwear and warm-ups (excluding suits, ties, dress shirts, underwear, shoes, overcoats and full length rainwear); (ii) women's apparel, including slacks, skirts, dresses, sweaters, outerwear, blouses and jeans; and (iii) all other products licensed by the Beverly Hills Polo Club licensor to other third parties (which must be purchased by the Company from the authorized third-party licensees). Effective November 1, 1999, the Retail Agreement was amended to eliminate women's apparel as a licensed category. Under the Retail Agreement, the Company was required to pay the licensor royalties (the "Initial Retail Royalties") equal to (i) 4.0% of the wholesale purchases by the Company of Beverly Hills Polo Club products sold to Beverly Hills Polo Club retail stores ("Wholesale Purchases") and (ii) 2.0% of retail sales of licensed products by Beverly Hills Polo Club retail stores and was subject to guaranteed minimum annual royalty payments of $30,000 in 1999 and guaranteed net shipment volumes of $0.8 million in 1999. By amendments dated as of March 1, 1999 and September 1, 1999, the Retail Agreement (the "Retail Amendment") was amended to provide as follows: (i) for the period beginning March 1, 1999 and ending June 30, 2000, no royalties, guaranteed minimum annual royalties or guaranteed net shipment volumes apply; (ii) for the period beginning July 1, 2000 and ending December 31, 2000, the royalty rate shall be 3.0% of Wholesale Purchases and no guaranteed annual royalties shall apply;
(iii) for the period beginning

January 1, 2001 and ending December 31, 2001, the royalty rate shall be 3.0% of Wholesale Purchases and the guaranteed annual royalty shall be $60,000;
(iv) for the period beginning January 1, 2002 and ending December 31, 2003, the royalty rate shall be 5.0% of Wholesale Purchases, the guaranteed annual royalty shall be $120,000 and the Company shall be subject to the guaranteed net shipment volumes in effect immediately prior to the amendment dated March 1, 1999. For the period beginning January 1, 2000 and ending December 31, 2001, the Company is required to spend an amount equal to 4.0% of Wholesale Purchases in advertising the BHPC line. During each of 2002 and 2003, the Company is required to spend an amount equal to 2.0% of Wholesale Purchases in advertising the BHPC line.

    The international wholesale agreement (the "Wholesale Agreement") granted the Company the right to use the BHPC Trademark in connection with the manufacture and sale at wholesale, for distribution to department stores and specialty stores in Europe, of the following categories of products: (i) men's apparel, including denim sportswear, outerwear, woven shirts, knit and woven casual pants and shorts, sweaters, basic and fashion fleece tops and bottoms, overalls and shortalls, knit tops (including tee shirts and polo shirts), swimwear and warm-ups (excluding suits, ties, dress shirts, underwear, shoes, overcoats, and full length rainwear); and (ii) women's apparel, including slacks, skirts, dresses, sweaters, outerwear, blouses and jeans. Effective November 1, 1999, the Wholesale Agreement was amended to eliminate women's apparel as a licensed category. Under the Wholesale Agreement, the Company was required to pay the licensor royalties, (the "Initial Wholesale Royalties") equal to 6.0% of net shipments by the Company of licensed products directly to authorized Beverly Hills Polo Club distributors or to retail stores ("Net Shipments") and was subject to guaranteed minimum annual royalty payments of $120,000 in 1999 and guaranteed net shipment volume of $4.0 million in 1999. By amendments dated as of March 1, 1999 and September 1, 1999, the Wholesale Agreement was amended (the "Wholesale Amendment") to provide as follows:
(i) for the period beginning March 1, 1999 and ending June 30, 2000, the no royalties, guaranteed minimum annual royalties or guaranteed net shipment volumes apply; (ii) for the period beginning July 1, 2000 and ending
December 31, 2000, the royalty rate shall be 3.0% of Wholesale Purchases, no guaranteed net shipment volumes shall apply and no guaranteed annual royalties shall apply; (iii) for the period beginning January 1, 2001 and ending
December 31, 2001, the royalty rate shall be 3.0% of Wholesale Purchases, the guaranteed annual royalty shall be $60,000 and the Company shall be subject to the guaranteed net shipment volumes in effect immediately prior to the amendment dated March 1, 1999. For the period beginning January 1, 2000 and ending December 31, 2001, the Company is required to spend an amount equal to 4.0% of Wholesale Purchases in advertising the BHPC line. During each of 2002 and 2003, the Company is required to spend an amount equal to 2.0% of Wholesale Purchases in advertising the BHPC line.

CREDIT CONTROL

    The Company manages its own credit and collection functions and has never used a factoring service or outside credit insurance. The Company sells to approximately 2,500 accounts throughout the United States and Puerto Rico. All of the functions necessary to service this large volume of accounts are handled by the Company's in-house credit department in Baltimore, Maryland. The Company extends credit to its customers. Accordingly, the Company may have significant risk in collecting accounts receivable from its customers. The Company has credit policies and procedures which it uses to minimize exposure to credit losses. The Company currently employs six people in its credit department and believes that managing its own credit gives it unique flexibility as to which customers the Company should sell and how much business it should do with each. The Company obtains and periodically updates information regarding the financial condition and credit histories of customers. The Company's collection personnel evaluate this information and, if appropriate, establish a line of credit. Credit personnel track payment activity for each customer using customized computer software and directly contact customers with receivable balances outstanding beyond 30 days. If these collection efforts are unsuccessful, the Company may discontinue merchandise shipments until the outstanding balance is paid. Ultimately, the Company may engage an outside collection organization to collect past due accounts. Timely contact with customers has been effective in reducing credit losses to an immaterial amount. In 1998, and 1999, the Company's credit losses were $1.4 million and $1.7 million, respectively. The Company's actual credit losses as a percentage of net sales was 1.2% and 2.0%, respectively.

COMPETITION

    The apparel industry is highly competitive and fragmented and is subject to rapidly changing consumer demands and preferences. The Company believes that its continued success depends in large part upon its ability to anticipate, gauge and respond to changing consumer demands and fashion trends in a timely manner and upon the continued appeal to consumers of the Girbaud, BOSS, Beverly Hills Polo Club and UBX brands. The Company competes with numerous apparel brands and distributors (including Calvin Klein, DKNY, Guess?, Mecca, Phat Farm, Polo Jeans, Tommy Jeans, and Nautica). Many of the Company's competitors have greater financial resources than the Company. Although the level and nature of competition differ among its product categories, the Company believes that it competes on the basis of its brand image, quality of design and value pricing. The Company continued to experience intense competition in 1999 from many established and new competitors at both the specialty store and department store channels of distribution. Under the License Agreement, the BHPC Agreements and the Girbaud Agreements, certain third parties have retained the right to produce, distribute, advertise and sell, and to authorize others to produce, distribute, advertise and sell certain garments that are similar to some of the Company's products, including, in the case of the BOSS brand, similar garments using the BOSS name at generally higher wholesale price points. Any such production, distribution, advertisement or sale of such garments by such licensor or another authorized party could have a material adverse effect on the Company's financial condition or results of operations.

MANAGEMENT INFORMATION SYSTEMS

    The Company believes that advanced information processing is essential to maintaining its competitive position. The Company's systems provide, among other things, comprehensive order processing, production, accounting and management information for the marketing, selling, manufacturing, retailing and distribution functions of the Company's business. The Company's software programs allow it to track, among other things, orders, manufacturing schedules, inventory and sales of its products. The program includes centralized management information systems, which provide the various operating departments with financial, sales, inventory and distribution related information. Via electronic data interchange, the Company is able to ship orders, from inventory on hand, to certain customers within 24 to 72 hours from the time of order receipt.

EMPLOYEES

    The Company believes that its employees are one of its most valuable resources. As of March 31, 2000, the Company had approximately 320 full-time employees. The Company is not a party to any labor agreements, and none of its employees is represented by a labor union. The Company considers its relationship with its employees to be good and has not experienced any material interruption of its operations due to labor disputes.

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

ITEM 2. PROPERTIES

    Certain information concerning the Company's principal facilities is set forth below:

                                                                                  APPROXIMATE AREA
                                   LEASED OR                                             IN
LOCATION                             OWNED                    USE                   SQUARE FEET
--------                           ---------   ---------------------------------  ----------------

Baltimore, MD....................  Owned       Administrative Headquarters and         40,000
                                               Office Facilities

New York, NY.....................  Leased      Sales, Merchandising, Marketing         10,100
                                               and Sourcing Headquarters

Barcelona, Spain.................  Leased      European Headquarters                    2,000

Milford, DE......................  Owned       Distribution Center                     70,000

Carthage, MS.....................  Leased      Warehouse                              110,000

Raleigh, MS......................  Leased      Manufacturing Plant                     90,000

    The Company also has regional sales offices, all of which are leased, in the following cities: Atlanta, Georgia; Dallas, Texas; Miami, Florida; Seattle, Washington; Los Angeles, California; Philadelphia, Pennsylvania; Boston, Massachusetts; Minneapolis, Minnesota; Charlotte, North Carolina; and Santurce, Puerto Rico. The Company believes that its existing facilities are well maintained and in good operating condition. See "ITEM 1. Business--Warehousing and Distribution" and Note 8 of Notes to Consolidated Financial Statements for further information.

    In the second quarter of 1998, the Company closed its Newton, Mississippi manufacturing facility. The production in this facility, the majority of which was jeans, was transferred to a third party independent contractors' facilities in Mexico. In the first quarter of 1999, the Company closed its Carthage, Mississippi manufacturing facility and now uses the facility as a warehouse.

ITEM 3. LEGAL PROCEEDINGS

    The Company and certain of its current and former officers and directors have been named as defendants in three putative class actions filed in United States District Court for the District of Maryland. The first of the actions was filed on November 10, 1999 by Leo Bial and Robert W. Hampton. The three actions, which have been consolidated with Mr. Bial as the first-named plaintiff, purport to have been brought on behalf of all persons (other than the defendants and their affiliates) who purchased the Company's stock between December 17, 1997 and November 11, 1998. The plaintiffs allege that the registration statement and prospectus issued in connection with the Company's initial public offering, completed in December 1997, contained materially false and misleading statements, which artificially inflated the price of the Company's stock during the class period. Specifically, the complaints allege violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Act of 1934 and Rule 10b-5 promulgated thereunder. The plaintiffs seek recision, damages, costs and expenses, including attorneys' fees and experts' fees, and such other relief as may be just and proper. The Company believes that the plaintiffs' allegations are without merit and intends to defend the cases vigorously.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    During the fourth quarter of 1999, there were no matters submitted to a vote of the Company's stockholders.

                                    PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED
       STOCKHOLDER MATTERS

    The market for the Company's Common Stock is not an exchange but is established by the National Association of Securities Dealers' Automated Quotation System. As of March 24, 2000, the Company had approximately 36 holders of record of the Company's Common Stock.

    The Company's Common Stock trades on the Nasdaq National Market under the Symbol "ISAC." The reported last sale price of the Common Stock on the Nasdaq National Market on March 24, 2000 was $2.9375. The following table sets forth for the periods indicated the high and low closing sale prices for the Common Stock reported by the Nasdaq National Market:

                                                                 1999                  1998
                                                          -------------------   -------------------
QUARTER ENDED                                               HIGH       LOW        HIGH       LOW
--------------------------------------------------------  -------    -------    -------    -------
March 31................................................  $1.50      $1.25      $11.375    $6.875
June 30.................................................  $1.125     $1.0938    $ 7.00     $2.50
September 30............................................  $1.375     $1.375     $ 3.375    $1.875
December 31.............................................  $1.4688    $1.4375    $ 2.50     $1.0625

    Since November 1998, the Company's Common Stock has been closing at prices between $1.000 and $2.9375. In order to maintain its listing on the Nasdaq National Market, a stock must have a minimum bid price of $1.00. There can be no assurances that the Company's Common Stock will maintain a minimum bid price of $1.00 or more in the future or that it will not be delisted from the Nasdaq National Market.

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

    On May 15, 1997, the Board of Directors of the Company and the Company's stockholders adopted the 1997 Omnibus Stock Plan (the "Plan"). The purpose of the Plan is to promote the long-term growth and profitability of the Company by providing key people with incentives to improve stockholder value and contribute to the growth and financial success of the Company, and by enabling the Company to attract, retain and reward the best-available persons for positions of substantial responsibility. The maximum number of shares of Common Stock that could be issued with respect to awards granted under the Plan was 500,000. The Board of Directors approved an increase in the shares of Common Stock that may be issued with respect to awards granted under the Plan to an aggregate of
1.1 million shares, which increase was approved by the Company's stockholders at the 1999 annual meeting of stockholders (the "Annual Meeting"). The Plan is administered by the Compensation Committee of the Board of Directors. Participation in the Plan will be open to all employees, officers, directors and consultants of the Company or any of its affiliates, as may be selected by the Compensation Committee from time to time. The Plan allows for stock options, stock appreciation rights, stock awards, phantom stock awards and performance awards to be granted. The Compensation Committee will determine the prices, vesting schedules, expiration dates and other material conditions upon which such awards may be exercised. Through December 31, 1999, the Company had granted stock options under the Plan exercisable upon vesting for an aggregate of 996,250 stock options. The weighted average exercise price of such options is $1.54 per share. Through December 31, 1999, none of those stock options had been exercised. The issuance of such stock options was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to
Section 4(2) thereunder. The Company previously filed a Registration Statement on Form S-8 (the "Form S-8") to register shares of Common Stock issuable pursuant to awards granted under the Plan.

    On November 6, 1999, the Company issued 2.0 million shares of Series A Convertible Preferred Stock, par value $.001, of the Company to Ambra. The Preferred Shares, which are convertible, at the option of the holder, for a 60 day period beginning October 1, 2003 into a promissory note of the Company in a principal amount of $1.00 multiplied by the total number of shares of Preferred Shares being converted, with interest thereafter at an annual interest rate of 12%, were issued in connection with the restructuring of the BOSS License Agreement. The Preferred Shares were issued in a private placement pursuant to Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended. The Preferred Shares were not offered in the form of a general solicitation or advertisement, but rather to one party, Ambra, which is an accredited investor and the licensor of the BOSS mark to the Company. The Company made available to Ambra all materials and information relating to the investment that were requested by Ambra. There were no cash proceeds from the offering of the Preferred Shares.

ITEM 6. SELECTED FINANCIAL DATA

    The selected financial data set forth below have been derived from the consolidated financial statements of the Company and the related notes thereto. The statement of operations data for the years ended December 31, 1997, 1998 and 1999 and the balance sheet data as of December 31, 1998 and 1999 are derived from the consolidated financial statements of the Company which have been audited by BDO Seidman, LLP, independent certified public accountants, included elsewhere herein. The statement of operations data for the years ended
December 31, 1995 and 1996 and the balance sheet data as of December 31, 1995, 1996 and 1997 are derived from the consolidated financial statements of the Company, which have been audited but are not contained herein. The following selected financial data should be read in conjunction with the Company's consolidated financial statements and the related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations," which are included elsewhere herein.

                                                          YEAR ENDED DECEMBER 31,
                                            ----------------------------------------------------
                                              1995       1996       1997       1998       1999
                                            --------   --------   --------   --------   --------
                                                    (IN THOUSANDS EXCEPT PER SHARE DATA)
STATEMENT OF INCOME DATA:
Net Sales.................................  $ 93,271   $118,655   $161,446   $113,721   $ 84,525
Cost of sales.............................    68,530     84,421    109,694     90,661     61,694
                                            --------   --------   --------   --------   --------
  Gross Profit............................    24,741     34,234     51,752     23,060     22,831
Selling expenses..........................     8,927     11,898     16,236     16,983     12,799
License fees..............................     3,174      4,817      7,577      6,020      7,002
Distribution and shipping expenses........     2,379      2,669      4,307      3,900      2,863
General and administrative expenses.......     5,787      6,243      7,546      9,999      8,056
Provision for severance...................        --         --         --        526        750
Recovery of legal fees....................        --       (718)      (117)        --         --
                                            --------   --------   --------   --------   --------
  Operating income (loss).................     4,474      9,325     16,203    (14,368)    (8,639)
Interest, net.............................     1,247      1,365      2,372      1,455      1,628
Other income (expense)....................        (3)        85          3        381        165
Minority interest.........................       (33)       (82)      (135)        --         --
                                            --------   --------   --------   --------   --------
Income (loss) before income taxes.........     3,191      7,963     13,699    (15,442)   (10,102)
Income tax (expense)/benefit..............        --         --      1,349     (1,351)      (110)
                                            --------   --------   --------   --------   --------
  Net income (loss).......................  $  3,191   $  7,963   $ 15,048   $(16,793)  $(10,212)
Basic and diluted net income (loss) per
  share (1)...............................  $   0.80   $   1.99   $   3.68   $  (2.15)  $  (1.47)
Weighted average common shares
  outstanding.............................     3,988      4,000      4,094      7,810      6,935

PRO FORMA STATEMENT OF INCOME DATA:
Income before income taxes................     3,191      7,963     13,699
Income tax provision (2)..................    (1,308)    (3,265)    (5,617)
                                            --------   --------   --------
  Net income..............................  $  1,883   $  4,698   $  8,082
                                            ========   ========   ========
Basic and diluted net income per share....             $   0.95   $   1.62
                                                       ========   ========
Weighted average common shares
  outstanding.............................                4,930      5,001

                                                                 AS OF DECEMBER 31,
                                                ----------------------------------------------------
                                                  1995       1996       1997       1998       1999
                                                --------   --------   --------   --------   --------
                                                                   (IN THOUSANDS)
BALANCE SHEET DATA:
Working capital...............................  $10,807    $16,274    $45,940    $31,577    $ 22,610
Total assets..................................   31,764     37,257     73,443     59,046      40,435
Total debt....................................    8,645      7,796     11,609     13,848       3,651
Redeemable Preferred Stock....................       --         --         --         --       2,000
Stockholders' equity..........................   14,645     19,393     52,496     37,313      27,751

------------------------

(1) Historical earnings per share does not reflect a provision for income taxes as the Company had been taxed as an S corporation for the years ended December 31, 1995, 1996 and the majority of 1997.

(2) Reflects pro forma provision for income taxes as if the Company had been taxed as a C Corporation for the years ended December 31, 1995, 1996 and 1997.

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

    In November 1997, the Company acquired an exclusive license to manufacture and market certain men's jeanswear and sportswear under the Girbaud brand in the United States and Puerto Rico. The Girbaud brand is an internationally recognized designer sportswear label with a distinct European influence. By targeting men who desire contemporary international fashion, the Girbaud brand has enabled the Company to address another consumer segment within its branded product portfolio. The Company has positioned the Girbaud men's line with a broad assortment of products, styles and fabrications reflecting a contemporary European look. The Company began marketing a fall men's collection under the Girbaud brand in February 1998. In March 1998, the Company entered into an exclusive license agreement to manufacture and market certain women's jeanswear and sportswear under the Girbaud brand in the United States and Puerto Rico. The Company began marketing women's sportswear under the Girbaud brand in the second quarter of 1998. The Company has positioned the Girbaud women's line with a broad assortment of contemporary sportswear and jeanswear products. The Company paid an initial license fee of $600,000. Under the Girbaud men's license agreement, the Company is required to spend at least $500,000 in advertising for the men's Girbaud brand in each year through the term of the agreement. Under the Girbaud women's license agreement, the Company is required to spend at least $400,000 in advertising for the women's Girbaud brand in each year through the term of the agreement. In addition, the Company is required to contribute $190,000 per year to the licensor's advertising and promotional expenditures for the Girbaud brand. In December 1998, the Girbaud women's license agreement was amended to provide that the Company would spend an additional $1.8 million in sales and marketing of the brand in 1999. Minimum royalty payments began in the first quarter of 1998. In November 1998, the Company entered into an exclusive license agreement to manufacture and market certain men's and women's sportswear under the Girbaud brand in selected countries in Central and South America and in the Caribbean.

    In September 1999, the Company announced it was launching its new Urban Expedition ("UBX") brand of sportswear for young men. The Company began a roll-out of the brand beginning in February 2000 with shipments from the Spring collection. The initial Spring 2000 line consists of a focused collection of denim jeans, shorts, jackets, vests, printed woven shirts and tee shirts. Plans for subsequent seasons include expanded collections of woven tops and bottoms in novelty fabrics, knit tops and outerwear. The Company incurred only minimal start-up expenses because the new UBX brand drew upon the Company's existing design and production capabilities. There will be no license fees or royalties since UBX is a Company-owned brand. Start-up costs will be primarily limited to advertising and promotion of the new brand. See "ITEM 1. Business Licenses and Other Rights Agreements."

    The Company also manufactures and markets a limited number of pants and jeans styles for women under its own "I.C. Isaacs" brand name and under third-party private labels for sale to major chain stores and catalogs. The Company intends to continue to manufacture and market these pants and jeans for the foreseeable future. See "ITEM 1. Business-Licenses and Other Rights Agreements."

    Over the past several years, the Company has completed its strategic repositioning from a manufacturing-driven company to a marketing and brand-driven company. Through a strategy of providing fashionable, branded merchandise, the Company has become a fashion influence for youthful and contemporary consumers who purchase jeanswear and sportswear through specialty and department stores. The Company's brand-driven market strategy is evidenced by the increase of licensed, branded apparel as a percentage of the Company's net sales. In 1999, the BOSS, Girbaud and Beverly Hills Polo Club brands comprised 43.7%, 32.9% and 17.3% of net sales, respectively. Concurrently with this strategy, the Company has also shifted its product mix from predominately bottoms to a full array of sportswear, including tops and outerwear. The Company has also expanded its branded lines to include sportswear for boys and youth. Historically, the Company has recognized markdowns for specific unsold inventory in the second and fourth quarters. These specific markdowns are reflected in cost of sales and the related gross margins at the conclusion of the appropriate selling season.

    The Company significantly reduced expenses during 1999 and intends to continue to agressively review all aspects of its operations to make additional reductions that do not reduce its ability to generate profits in the future.

RESTRUCTURING OF THE BOSS LICENSE AGREEMENT

    In November 1997, the Company, Ambra Inc. ("Ambra") and Hugo Boss AG ("Hugo Boss") executed certain agreements including an agreement whereby the Company borrowed $11.25 million from Ambra to finance the acquisition of certain BOSS trademark rights. This obligation was evidenced by a note scheduled to mature on December 31, 2007, which bore interest at 10% per annum, payable quarterly, with principal payable in full upon maturity. As part of the same transaction, the Company acquired certain BOSS trademark rights and related assets and sold its foreign BOSS trademark rights and related assets to Ambra. The Company entered into a foreign rights manufacturing agreement (the "Foreign Rights Agreement") with Ambra, which allowed the Company to manufacture apparel in certain foreign countries for sale in the United States using the BOSS brand and image in exchange for annual royalty payments. The Company retained its ownership of its domestic BOSS trademark rights subject to a concurrent use agreement with Hugo Boss (the "Concurrent Use Agreement").

    On October 22, 1999, the Company, Ambra and Hugo Boss entered into an agreement to restructure the licensing arrangement for the use of the BOSS-Registered Trademark- trademark. Pursuant to this agreement, the Company transferred to Ambra substantially all of its rights in the marks containing the term "BOSS" throughout the world and agreed to issue, on November 6, 1999,
2.0 million shares of a newly designated Series A Convertible Preferred Stock having an estimated fair market value of $2.0 million in exchange for the cancellation of the $11.25 million note. In the same agreement, the Company, Ambra and Hugo Boss agreed to terminate the Foreign Rights Agreement, the Concurrent Use Agreement and an option on the part of Ambra to purchase the Company's domestic BOSS trademark rights, which was originally entered into in November 1997. The Company, Ambra and Hugo Boss also agreed to enter into a license agreement granting the Company rights to use various trademarks including the word "BOSS" in the manufacture and domestic sale of specified types of apparel. Except for the initial term and the minimum annual royalties, the Company's rights under the new license agreement are substantially similar to those it previously had. As consideration, together with the royalties discussed below, for the restructuring of the license arrangement, the Company will issue to Ambra, on April 30, 2000, 1.3 million shares of the same redeemable preferred stock having an estimated fair market value of $1.3 million and 666,667 shares of common stock, which had an aggregate value of $1.0 million based on the market price of $1.50 at the time the parties entered into the transaction. The new license agreement extends through December 31, 2003, with renewal options, at the option of the Company, through December 31, 2007.

RESULTS OF OPERATIONS

                                                  YEAR ENDED DECEMBER 31,
                                              --------------------------------
                                                1997        1998        1999
                                              --------    --------    --------
Net Sales...................................    100.0%      100.0%      100.0%
Cost of sales...............................     67.9        79.7        73.0
                                               ------      ------      ------
Gross Profit................................     32.1        20.3        27.0
                                               ------      ------      ------
Selling expenses............................     10.1        14.9        15.1
License fees................................      4.7         5.3         8.3
Distribution and shipping expenses..........      2.7         3.4         3.4
General and administrative expenses.........      4.6         9.3        10.4
                                               ------      ------      ------
Operating income (loss).....................     10.0%      (12.6%)     (10.2%)
                                               ======      ======      ======

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

NET SALES.

    Net sales decreased 25.7% to $84.5 million in 1999 from $113.7 million in 1998. The decline was primarily due to continued decreases in the BOSS and Beverly Hills Polo Club men's lines offset by increases in both the men's and women's Girbaud lines. Net sales of BOSS sportswear decreased $46.4 million or 55.6% to $37.0 million. Net sales of Beverly Hills Club sportswear decreased $2.0 million or 12.0% to $14.6 million. Net sales of Girbaud men's sportswear increased $18.2 million or 395.7% to $22.8 million. Net sales of Girbaud women's sportswear increased $4.9 million to $5.0 million. The Company began shipping the men's Girbaud product line in the second quarter of 1998 and the women's Girbaud line in the fourth quarter of 1998. Net sales of Company-owned brands and private label brands decreased 42.2% to $5.2 million in 1999. The Company did not begin shipping its UBX line until February of 2000.

GROSS PROFIT.

    Gross profit decreased 1.3% to $22.8 million in 1999 from $23.1 million in 1998. Gross profit as a percentage of net sales increased from 20.3% to 27.0% over the same period. The overall gross profit in dollars remained roughly consistent with the prior year even in a time of a major decline in sales. The increase in gross profit as a percentage of net sales was primarily due to increased sales of Girbaud jeanswear and sportswear at higher margins than those realized on sales of BOSS and Beverly Hills Polo Club sportswear. In an effort to continue to decrease inventory levels, a significant amount of sales were made in 1999 to a mass retailer at gross profit margins significantly below the margins on goods that are sold to department and specialty stores. This adversely affected the overall gross margin. In addition, the

Company had an inventory valuation allowance of $2.3 million at December 31, 1999 to properly reflect unsold inventory at its net realizable value. Such inventory valuation allowance included Girbaud, BOSS and Beverly Hills Polo Club products. The Company had an inventory valuation allowance of $5.5 million at December 31, 1998. The Company monitors inventory levels, by product category, weekly to help identify inventory shortages as well as excess inventory. Personnel look at recent sales data and order backlog to help identify slow moving inventory items. Further, sales managers continually discuss product turnover and sales forecasts with sales personnel to aid in identifying product shortages and overages. Based on the information available, the Company believes the inventory valuation provisions were appropriate at December 31, 1998 and 1999, respectively.

SELLING, DISTRIBUTION, GENERAL AND ADMINISTRATIVE EXPENSES.

    Selling, distribution, general and administrative ("SG&A") expenses decreased 22.0% to $24.5 million in 1999 from $31.4 million in 1998. As a percentage of net sales, SG&A expenses increased to 29.0% from 27.6% over the same period due to lower net sales and a provision for severance offset somewhat by decreases in advertising expenditures, lower selling expenses and lower commissions to the Company's salespersons. Advertising expenditures declined $2.9 million to $2.8 million as the Company reduced targeted advertising campaigns for BOSS and Beverly Hills Polo Club. The Company's advertising expenditures for the Girband brand approximated $1.5 million in 1999 and 1998. The Company was required to spend $0.9 million in advertising as well as $1.8 million on sales and marketing for the women's and men's Girbaud brands in 1999. To date, expenditures on the Company's Urban Expedition (UBX) line have been immaterial. Distribution and shipping expenses decreased $1.0 million to $2.9 due primarily to a reduction in personnel and wages at the Company's Milford, Delaware distribution facility due to decreased merchandise shipments. General and administrative expenses decreased $1.9 million to $8.1 million due to reductions in personnel in the second half of 1999 coupled with a reduction in bad debt expense and a decrease in amortization expense offset somewhat by increases in outside professional fees. In the second quarter of 1999, the Company's President and Chief Operating Officer resigned resulting in a provision for severance of $0.8 million. In 1998, the Company recorded a provision for severance associated with plant closures of $0.5 million.

LICENSE FEES.

    License fees increased $1.0 million to $7.0 million in 1999 from $6.0 million in 1998. As a percentage of net sales license fees increased from 5.3% to 8.3%. The increase in license fees as a percentage of net sales is primarily due to increases in the minimum royalties for Girbaud and lower net sales offset somewhat by reductions in the minimum royalties under the new BOSS license agreement.

RESTATEMENT OF THIRD QUARTER NET INCOME

    For the third and fourth quarter of 1999 and thereafter, the Company, after a review of revised accounting and disclosure guidelines, and on the advice of its independent accountants, has revised its method of accounting for the restructuring of its licensing arrangements for the BOSS mark. Application of the revised accounting policy resulted in a loss of approximately $0.5 million, or ($0.08) per share, for the quarter ended September 30, 1999, as compared to previously reported third-quarter income of $0.6 million, or $0.09 per share, and increased the loss for the year ended December 31, 1999 by approximately $1.15 million, or ($0.17) per share. Under the revised accounting treatment, the third quarter gain of $156,250 and royalty expense reduction of $1,004,000 were netted against the deferred royalty expense instead of being recognized as income. The deferred royalty expense of $1.2 million is being amortized over the initial term of the License Agreement, which is 39 months.

OPERATING LOSS.

    Operating loss decreased 40.3% to $8.6 million in 1999 from $14.4 million in 1998. The improvement was due to higher gross margins at reduced sales volumes coupled with a reduction in operating expenses, as explained above.

INTEREST EXPENSE.

    Interest expense increased $0.1 million to $1.6 million in 1999. The increase in interest expense is primarily due to increased borrowings under the Company's asset-based revolving line of credit, offset by the elimination, in the third quarter, of interest expense on the $11.25 million note payable associated with the purchase of the BOSS trademark in November 1997. The Company repaid its asset-based revolving line of credit with the proceeds from its initial public offering completed in December 1997. As a result, borrowings for the first six months of 1998 were insignificant and the Company earned
$0.3 million in interest income from investing its excess cash in 1998. Interest income earned in 1999 was insignificant.

INCOME TAXES.

    The Company recorded income tax expense of $0.1 million in 1999 related to state taxes. In 1998 the Company recorded an income tax benefit of $0.2 million to recognize a tax benefit for the carryback of net operating losses to recover income taxes paid during 1997. The Company wrote off a deferred tax asset of $1.5 million during the fourth quarter of 1998 due to the uncertainty surrounding the amount of taxable income to be generated in 1999.

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

GROSS PROFIT.

    Gross profit decreased 55.4% to $23.1 million in 1998 from $51.8 million in 1997. Gross profit as a percentage of net sales decreased from 32.1% to 20.3% over the same period. The decrease in gross profit was primarily due to the reduction in net sales coupled with excess capacity at its manufacturing facilities due to the reduction in customer orders. In addition, to reduce inventory levels, a significant amount of sales were made in 1998 to a mass retailer at gross profit margins significantly below the margins on goods that are sold to specialty stores. This adversely affected the overall gross margin. In addition, the Company had an inventory valuation allowance of $5.5 million at December 31, 1998 to properly reflect unsold inventory at net realizable value. The Company monitors inventory levels, by product category, weekly to help identify inventory shortages as well as excess inventory. Personnel look at recent sales data and order backlog to help identify slow moving inventory items. Further, the sales managers continually discuss product turnover and sales forecasts with sales personnel to aid in identifying product shortages and overages. Based on the information available, the Company believes the inventory valuation provision was appropriate at December 31, 1998. The decline in gross profit was offset somewhat by the continued shift of production of denim bottoms from the United States to Mexico to take advantage of the lower labor and overhead.

SELLING, DISTRIBUTION, GENERAL AND ADMINISTRATIVE EXPENSES.

    Selling, distribution, general and administrative ("SG&A') expenses increased 12.1% to $31.4 million in 1998 from $28.0 million in 1997. As a percentage of net sales, SG&A expenses increased to 27.6% from 17.3% over the same period due to lower net sales coupled with higher advertising expenditures and costs of merchandise samples offset somewhat by lower commissions to the Company's salespersons. Advertising expenditures increased $1.8 million to $5.7 million as the Company continued to focus on enhancing the identity and image of its brands through increased media exposure. The increase in advertising was primarily due to advertising for the Girbaud brand in 1998. Distribution and shipping expenses decreased $0.4 million because of a reduction in overtime wages, due to decreased additional temporary labor at its warehouse facility. General and administrative expenses increased $2.5 million to $10.0 million due to amortization of the BOSS trademark, a one-time write-off of goodwill, professional fees, directors and officers insurance and year 2000 consulting expenses of $1.1 million, $0.4 million, $0.4 million, $0.3 million and $0.2 million, respectively, and $0.2 million and $0.3 million loss provisions for estimated costs associated with closing the Newton, Mississippi and Carthage, Mississippi manufacturing facilities. The loss provisions relate primarily to severance pay for employees.

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

INTEREST EXPENSE.

    Interest expense decreased $0.9 million to $1.5 million in 1998. The Company repaid the outstanding balance of its asset-based revolving line of credit with a portion of the proceeds from its initial public offering completed in December 1997. Borrowings under the line of credit were insignificant in the first six months of 1998, however the Company began to borrow under the line of credit in the third and fourth quarters and incurred $0.2 million in interest expense in 1998. In addition, the Company incurred interest expense of $1.1 million related to the $11.25 million note payable associated with its purchase of the BOSS trademark in November 1997. This expense of $1.1 million was offset somewhat by interest income of $0.3 million earned on available cash. The Company invests its excess cash in short-term investments.

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

LIQUIDITY AND CAPITAL RESOURCES

    The Company has relied primarily on internally generated funds, trade credit and asset based borrowings to finance its operations. The Company's capital requirements primarily result from working capital needed to support increases in inventory and accounts receivable. The Company's working capital decreased significantly during 1999 compared to 1998, primarily due to the 1999 net loss. As of December 31, 1999, the Company had cash, including temporary investments, of $1.2 million and working capital of $22.6 million compared to $1.3 million and $31.6 million, respectively as of December 31, 1998.

OPERATING CASH FLOW.

    Cash provided from operations totaled $0.4 million in 1999 compared to cash used in operations of $9.3 million in 1998. Positive cash flow in 1999 is due to significant decreases in accounts receivable and inventories, offset somewhat by increases in accounts payable which more than offset the net loss. Cash used for investing activities in 1999 totaled $0.5 million and was used for the purchase of computer equipment to help ensure year 2000 compliance and for the purchase of fixtures for the new Girbaud Shop-in-Shop stores of $0.8 million offset by $0.3 million in proceeds from the sale of machinery and equipment from the closing of two of the Company's manufacturing facilities in Mississippi. Cash used in financing activities totaled $0.1 million resulting primarily from increases in checks issued against future deposits, purchases of treasury stock and payment of debt issuance costs offset by increased borrowings under the Company's asset-based revolving line of credit.

    Inventories decreased $4.9 million from December 31, 1998 to December 31, 1999, compared to a decrease of $0.8 million from December 31, 1997 to December 31, 1998. The change in 1999 was due to the sale of excess BOSS and Beverly Hills Polo Club inventory on hand at December 31, 1998. This inventory was reduced to its net realizable value with a $5.5 million inventory valuation allowance at December 31, 1998. During 1999, BOSS and Beverly Hills Polo Club sales have continued to decline. At December 31, 1999, the Company had an inventory valuation allowance of $2.3 million related to unsold inventory. Such inventory valuation allowance included Girbaud, BOSS and Beverly Hills Polo Club products.

    Capital expenditures were $0.8 million in 1999 compared to $1.5 million in 1998. The Company's capital expenditures were primarily for the purchase of computer equipment to help ensure year 2000 compliance and for the purchase of fixtures for the new Girbaud Shop-in-Shop stores. The Company completed all of its year 2000 compliance work and testing in 1999 and had no significant problems related to the year 2000 rollover. The Company does not currently have commitments for significant capital expenditures in 2000.

CREDIT FACILITIES.

    The Company has an asset-based revolving line of credit (the "Facility") with Congress Financial Corporation ("Congress"). As of December 31, 1999 the Company has $3.6 million in outstanding borrowings under the Facility compared to $2.4 million as of December 31, 1998. In March 1999, the Company amended the Facility to extend the term of the Facility through December 31, 2000. The amended Facility provides that the Company may borrow up to 80.0% of net eligible accounts receivable and a portion of imported inventory, as defined in the agreement. Borrowings under the Facility may not exceed $25.0 million (including outstanding letters of credit which are limited to $8.0 million) and bear interest at the lenders prime rate of interest plus 1.0%. Outstanding letters of credits approximated $2.8 million at December 31, 1999. In connection with amending the facility the Company will pay

Congress a financing fee of $125,000, one half of which was paid at the time of closing and the other half of which will be paid on June 30, 2000. The financing fee is being amortized over 21 months. Under the terms of the Agreement, as amended, the Company is required to maintain minimum levels of working capital and tangible net worth. The Company was in violation of the net worth covenant at December 31, 1999 and has obtained a waiver, through April 1, 2000, from Congress. There can be no assurances that the Company will not be in violation of the net worth covenant at April 1, 2000 or thereafter.

    The Company extends credit to its customers. Accordingly, the Company may have significant risk in collecting accounts receivable from its customers. The Company has credit policies and procedures which it uses to minimize exposure to credit losses. The Company's collection personnel regularly contact customers with receivable balances outstanding beyond 30 days to expedite collection. If these collection efforts are unsuccessful, the Company may discontinue merchandise shipments until the outstanding balance is paid. Ultimately, the Company may engage an outside collection organization to collect past due accounts. Timely contact with customers has been effective in reducing credit losses. In 1998 and 1999, the Company's credit losses were $1.4 million and $1.7 million, respectively. The Company's actual credit losses as a percentage of net sales were 1.2% and 2.0%, respectively.

    The Company believes that current levels of cash and cash equivalents
($1.2 million at December 31, 1999) together with cash from operations and funds available under its Facility, will be sufficient to meet its capital requirements for the next 12 months.

YEAR 2000 COMPLIANCE AND EXPENDITURES

    In 1998, the Company determined that it needed to modify or replace portions of its information technology systems, both hardware and software, so that they would properly recognize and utilize dates beyond December 31, 1999 (the "year 2000 issue"). As a result, the Company developed a plan to review and, as appropriate, modify and replace the software (and replace some hardware) in its computer systems. The Company completed the conversion of its primary software programs in November 1998 and testing occurred in the first quarter of 1999. The total costs of the conversion and testing was approximately $0.5 million, $0.2 million of which was incurred in 1998. The Company experienced no significant problems with its information technology systems, nor with its customers or major vendors related to the Year 2000 issue.

BACKLOG AND SEASONALITY

    The Company's business is impacted by the general seasonal trends that are characteristic of the apparel and retail industries. In the Company's segment of the apparel industry, sales are generally higher in the first and third quarters. Historically, the Company has taken greater markdowns in the second and fourth quarters. The Company generally receives orders for its products three to five months prior to the time the products are delivered to stores. As of December 31, 1999 the Company has unfilled orders of approximately
$29.0 million, compared to $27.0 million of such orders as of December 31, 1998. The backlog or orders at any given time is affected by a number of factors, including seasonality, weather conditions, scheduling of manufacturing and shipment of products. As the time of the shipment of products may vary from year to year, the results for any particular quarter may not be indicative of the results for the full year.

INFLATION

    The Company does not believe that the relatively moderate rates of inflation experienced in the United States over the last year have had a significant effect on its net sales or profitability. Although higher rates of inflation have been experienced in a number of foreign countries in which the Company's products are manufactured, the Company does not believe that they have had a material effect on the Company's net sales or profitability.

RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments" ("SFAS 133"). SFAS 133 established accounting and reporting standards for derivative instruments and for hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair market value. Under certain circumstances, a portion of the derivative's gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into income when the transaction effects earnings. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS 133 is effective for all fiscal quarters beginning after June 15, 2000 and requires application prospectively. Presently, the Company does not use derivative instruments either in hedging activities or as investments. Accordingly, the Company believes that adoption of SFAS 133 will have no impact on its financial position or results of operations.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The consolidated financial statements of the Company and the report of independent certified public accountants thereon are set forth on pages F-1 through F-23 hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

    The information appearing in the Company's Definitive Proxy Statement prepared in connection with the 2000 Annual Meeting of Stockholders (the "Proxy Statement") under the captions "Proposal 1: Election of Class 1 Directors" and "Principal Executive Officers of the Company Who Are Not Also Directors" are incorporated herein by reference. The Proxy Statement will be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a)1. Financial Statements. The following financial statements, related notes and the Report of Independent Auditors, are included in response to Item 8 hereof:

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                PAGE
                                                              --------
Report of Independent Certified Public Accountants..........     F-2
Consolidated Balance Sheets at December 31, 1998 and 1999...     F-3
Consolidated Statements of Operations for the years ended
  December 31, 1997, 1998 and 1999..........................     F-4
Consolidated Statements of Stockholders' Equity for the
  years ended December 31, 1997, 1998 and 1999..............     F-5
Consolidated Statements of Cash Flows for the years ended
  December 31, 1997, 1998 and 1999..........................     F-6
Notes to Consolidated Financial Statements..................     F-7

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

(a)3. Exhibits (numbered in accordance with Item 601 of Regulation S-K). See accompanying Index to Exhibits. The following is a list of Exhibits filed herewith:

          10.67         Amendment to International Exclusive License Agreement dated
                        November 1, 1999 by and between I.C. Isaacs Europe, S.L. and
                        BHPC Marketing, Inc.

          10.68 Amendment to International Exclusive License Agreements dated September 1, 1999 by and between I.C. Isaacs Europe
                        S.L. and BHPC Marketing Inc.

          10.69         Amendment No. 3 to Employment Agreement dated January 3,
                        1999 by and between I.C. Isaacs & Company L.P. and Robert J.
                        Arnot.

          10.70         Amendment No. 3 to Employment Agreement dated January 3,
                        1999 by and between I.C. Isaacs & Company L.P. and Eugene C.
                        Wielepski.

          10.71         Letter Agreement dated December 31, 1999 by and between I.C.
                        Isaacs & Company L.P. and G.I. Promotion.

          10.72         License Agreement effective January 1, 2000 by and between
                        I.C. Isaacs & Company L.P. and Wurzburg Holding S.A.

          23.01         Consent of BDO Seidman, LLP

          27.01         Financial Data Schedule

(b) Reports on Form 8-K:

    On November 5, 1999, the Company filed a Current Report on Form 8-K to announce that it had entered into an agreement with Hugo Boss AG and Ambra pursuant to which, among other things, (i) Isaacs transferred to Ambra substantially all of Isaacs' rights in and to the marks containing the term "BOSS" throughout the world; (ii) the $11.25 million secured limited recourse promissory note made by Isaacs to Ambra in 1997 was cancelled; (iii) Isaacs and Ambra agreed to enter into the BOSS License Agreement; (iv) certain agreements entered into by and among Isaacs, Hugo Boss and Ambra in 1997 were terminated;
(v) the Company agreed to issue to Ambra on November 6, 1999 2.0 million shares of Preferred Stock and on April 30, 2000 an additional 1.3 million shares of Preferred Stock and 666,667 shares of Common Stock of the Company.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULE

I.C. Isaacs & Company, Inc.

    The audits referred to in our report to I.C. Isaacs & Company, Inc., dated March 3, 2000 which is contained in Item 8 of this Form 10-K, include the audit of the financial statement schedule listed in the accompanying index for each of the three years in the period ended December 31, 1999. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based upon our audits.

    In our opinion, such schedule presents fairly, in all material respects, the information set forth therein.

                                          BDO Seidman, LLP

Washington, D.C.
March 3, 2000

                                  SCHEDULE II

                          I. C. ISAACS & COMPANY, INC.

                       VALUATION AND QUALIFYING ACCOUNTS

                                              BALANCE AT    CHARGED TO
                                             BEGINNING OF    COSTS AND                   BALANCE AT
                                                 YEAR        EXPENSES      DEDUCTION     END OF YEAR
                                             ------------   -----------   ------------   -----------
DESCRIPTION

Year ended December 31, 1997
  Allowance for doubtful accounts..........   $  660,000    $ 1,740,000   $ (1,215,000)  $1,185,000
  Reserve for sales returns and
    discounts..............................      809,000     10,646,000    (11,278,000)     177,000
Year ended December 31, 1998
  Allowance for doubtful accounts..........    1,185,000      1,595,000     (1,427,000)   1,353,000
  Reserve for sales returns and
    discounts..............................      177,000      6,733,000     (6,814,000)      96,000
Year ended December 31, 1999
  Allowance for doubtful accounts..........    1,353,000      1,023,000     (1,651,000)     725,000
  Reserve for sales returns and
    discounts..............................       96,000      4,278,000     (4,221,000)     153,000
                                              ==========    ===========   ============   ==========

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                I.C. ISAACS & COMPANY , INC.
                                                                        (REGISTRANT)
                                                       By:             /s/ ROBERT J. ARNOT
                                                            -----------------------------------------
                                                                         Robert J. Arnot
                                                                      CHAIRMAN OF THE BOARD
                                                                   AND CHIEF EXECUTIVE OFFICER
                                                                       Date: March 27, 2000

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                    TITLE                    DATE
                      ---------                                    -----                    ----

                                                       Chairman of the Board and
                 /s/ ROBERT J. ARNOT                     Chief Executive Officer,
     -------------------------------------------         President and Director        March 27, 2000
                   Robert J. Arnot                       (Principal Executive
                                                         Officer)

                                                       Vice President and Chief
               /s/ EUGENE C. WIELEPSKI                   Financial Officer and
     -------------------------------------------         Director (Principal           March 27, 2000
                 Eugene C. Wielepski                     Financial and Accounting
                                                         Officer)

                /s/ DANIEL GLADSTONE
     -------------------------------------------                  Director             March 27, 2000
                  Daniel Gladstone

                   /s/ JON HECHLER
     -------------------------------------------                  Director             March 27, 2000
                     Jon Hechler

                /s/ RONALD S. SCHMIDT
     -------------------------------------------                  Director             March 24, 2000
                  Ronald S. Schmidt

                /s/ THOMAS P. ORMANDY
     -------------------------------------------                  Director             March 24, 2000
                  Thomas P. Ormandy

                   /s/ NEAL J. FOX
     -------------------------------------------                  Director             March 27, 2000
                     Neal J. Fox

               /s/ ANTHONY J. MARTERIE
     -------------------------------------------                  Director             March 24, 2000
                 Anthony J. Marterie

                          I.C. ISAACS & COMPANY, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                PAGE
                                                              --------
Report of Independent Certified Public Accountants..........  F-2

Consolidated Balance Sheets at December 31, 1998 and 1999...  F-3

Consolidated Statements of Operations for the years ended
  December 31, 1997, 1998 and 1999..........................  F-4

Consolidated Statements of Stockholders' Equity for the
  years ended December 31, 1997, 1998 and 1999..............  F-5

Consolidated Statements of Cash Flows for the years ended
  December 31 1997, 1998 and 1999...........................  F-6

Notes to Consolidated Financial Statements..................  F-7

                          I.C. ISAACS & COMPANY, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                    DECEMBER 31,
                                                              -------------------------
                                                                 1998          1999
                                                              -----------   -----------
ASSETS
Current
  Cash, including temporary investments of $887,845 and
    $512,000................................................  $ 1,345,595   $ 1,193,093
  Accounts receivable, less allowance for doubtful
    accounts of $1,353,000 and $725,000 (Note 3)............   14,904,501    10,950,550
  Inventories (Notes 1 and 3)...............................   23,121,971    18,201,323
  Prepaid expenses and other................................      882,355       293,524
  Refundable income taxes...................................    1,799,450       356,265
                                                              -----------   -----------
Total current assets........................................   42,053,872    30,994,755
Property, plant and equipment, at cost, less accumulated
  depreciation and amortization (Notes 2 and 3).............    3,247,646     3,304,512
Trademark and licenses, less accumulated amortization of
  $1,142,500 and $307,210 (Note 8)..........................   10,437,500     1,042,790
Goodwill, less accumulated amortization of $1,412,790 and
  $1,660,650................................................    1,239,310       991,450
Deferred royalty expense, less accumulated amortization of
  $176,922 (Note 8).........................................           --     1,059,463
Other assets (Note 9).......................................    2,067,815     3,042,261
                                                              -----------   -----------
                                                              $59,046,143   $40,435,231
                                                              ===========   ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current
  Checks issued against future deposits.....................  $ 1,298,929   $   294,089
  Current maturities of long-term debt and revolving line of
    credit (Note 3).........................................    2,412,235     3,644,470
  Current maturities of capital lease obligations (Note
    3)......................................................      179,864         6,258
  Accounts payable..........................................    4,301,707     1,923,458
  Accrued expenses and other current liabilities (Note 4)...    2,074,305     2,380,476
  Accrued compensation......................................      209,773       135,790
                                                              -----------   -----------
Total current liabilities...................................   10,476,813     8,384,541
                                                              -----------   -----------
Long-term debt (Note 3)
  Note payable..............................................   11,250,000            --
  Capital lease obligations.................................        6,258            --
                                                              -----------   -----------
Total long-term debt........................................   11,256,258            --
                                                              -----------   -----------
Liability under licensing agreement (Notes 6 and 8).........           --     2,300,000

Commitments and Contingencies (Notes 3, 8 and 9)

Redeemable preferred stock (Notes 6 and 8)..................           --     2,000,000

STOCKHOLDERS' EQUITY (Notes 6, 7 and 8)
  Preferred stock; $.0001 par value; 5,000,000 shares
    authorized, none outstanding............................           --            --
  Common stock; $0001 par value; 50,000,000 shares
    authorized; 8,344,699 shares issued; 6,782,200 and
    7,197,990 shares outstanding............................          834           834
  Additional paid-in capital................................   38,924,998    38,674,998
  Retained earnings (deficit)...............................    1,597,270    (8,615,112)
  Treasury stock, at cost (1,562,499 and 1,146,709
    shares).................................................   (3,210,030)   (2,310,030)
                                                              -----------   -----------
Total stockholders' equity..................................   37,313,072    27,750,690
                                                              -----------   -----------
                                                              $59,046,143   $40,435,231
                                                              ===========   ===========

   See accompanying summary of accounting policies and notes to consolidated financial statements.

                          I.C. ISAACS & COMPANY, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              YEARS ENDED DECEMBER 31,
                                                     -------------------------------------------
                                                         1997           1998            1999
                                                     ------------   -------------   ------------
Net Sales..........................................  $161,445,362   $ 113,720,799   $ 84,525,372
Cost of Sales......................................   109,693,828      90,660,582     61,694,122
                                                     ------------   -------------   ------------
Gross profit.......................................    51,751,534      23,060,217     22,831,250
                                                     ------------   -------------   ------------
Operating Expenses
  Selling..........................................    16,235,974      16,982,794     12,798,641
  License fees (Note 8)............................     7,577,482       6,020,196      7,001,902
  Distribution and shipping........................     4,306,566       3,899,917      2,863,502
  General and administrative.......................     7,546,105       9,998,503      8,056,199
  Provision for severance (Note 8).................            --         526,326        750,000
  Recovery of legal fees...........................      (117,435)             --             --
                                                     ------------   -------------   ------------
Total operating expenses...........................    35,548,692      37,427,736     31,470,244
                                                     ------------   -------------   ------------
Operating income (loss)............................    16,202,842     (14,367,519)    (8,638,994)
                                                     ------------   -------------   ------------
Other Income (expense)
  Interest, net of interest income of $16,045,
    $252,392 and $27,339...........................    (2,372,132)     (1,454,748)    (1,628,183)
  Other, net.......................................         3,001         380,718        164,795
                                                     ------------   -------------   ------------
Total other income (expense).......................    (2,369,131)     (1,074,030)    (1,463,388)
                                                     ------------   -------------   ------------
Income (loss) before minority interest and income
  taxes............................................    13,833,711     (15,441,549)   (10,102,382)
Minority interest..................................      (134,727)             --             --
                                                     ------------   -------------   ------------
Income (loss) before income taxes..................    13,698,984     (15,441,549)   (10,102,382)
Income tax benefit (provision) (Note 5)............     1,349,000      (1,351,000)      (110,000)
                                                     ------------   -------------   ------------
Net income (loss)..................................  $ 15,047,984   $ (16,792,549)  $(10,212,382)
                                                     ============   =============   ============
Basic and diluted net income (loss) per share......  $       3.68   $       (2.15)  $      (1.47)
Weighted average common shares outstanding.........     4,093,699       7,809,540      6,935,005

Pro forma financial information:
  Income before income taxes, as presented.........  $ 13,698,984
  Pro forma provision for income taxes
    (unaudited)....................................     5,617,000
                                                     ------------   -------------   ------------
  Pro forma net income (unaudited).................  $  8,081,984
                                                     ------------   -------------   ------------
  Pro forma basic and diluted earnings per share
    (unaudited)....................................  $       1.62
                                                     ------------   -------------   ------------
  Weighted average shares outstanding..............     5,000,767
                                                     ============   =============   ============

   See accompanying summary of accounting policies and notes to consolidated financial statements.

                          I.C. ISAACS & COMPANY, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                PREFERRED STOCK         COMMON STOCK       ADDITIONAL
                              -------------------   --------------------     PAID-IN       RETAINED      TREASURY
                               SHARES     AMOUNT     SHARES      AMOUNT      CAPITAL       EARNINGS        STOCK         TOTAL
                              --------   --------   ---------   --------   -----------   ------------   -----------   -----------
Balance, at December 31,
  1996......................     --         --      4,024,699     $402     $   266,579   $ 19,140,464   $   (14,868)  $19,392,577
  Issuance of Common
    Stock...................     --         --      3,800,000      380      33,853,611             --            --    33,853,991
  Net income................     --         --             --       --              --     15,047,984            --    15,047,984
  Stockholder
    distributions...........     --         --             --       --              --    (15,798,629)           --   (15,798,629)
                                ---        ---      ---------     ----     -----------   ------------   -----------   -----------
Balance, at December 31,
  1997......................     --         --      7,824,699      782      34,120,190     18,389,819       (14,868)   52,495,923
  Net loss..................     --         --             --       --              --    (16,792,549)           --   (16,792,549)
  Issuance of stock options
    to non--employee
    directors...............     --         --             --       --          30,000             --            --        30,000
  Purchase of treasury
    stock...................     --         --             --       --              --             --    (3,195,162)   (3,195,162)
  Issuance of common
    stock...................     --         --        520,000       52       4,774,808             --            --     4,774,860
                                ---        ---      ---------     ----     -----------   ------------   -----------   -----------
Balance, at December 31,
  1998......................     --         --      8,344,699      834      38,924,998      1,597,270    (3,210,030)   37,313,072
  Net loss..................     --         --             --       --              --    (10,212,382)           --   (10,212,382)
  Purchase of treasury
    stock...................     --         --             --       --              --             --      (100,000)     (100,000)
  Issuance of treasury
    stock...................     --         --             --       --        (250,000)            --     1,000,000       750,000
                                ---        ---      ---------     ----     -----------   ------------   -----------   -----------
Balance, at December 31,
  1999......................     --         --      8,344,699     $834     $38,674,998   $ (8,615,112)  $(2,310,030)  $27,750,690
                                ===        ===      =========     ====     ===========   ============   ===========   ===========

   See accompanying summary of accounting policies and notes to consolidated financial statements.

                          I.C. ISAACS & COMPANY, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              YEARS ENDED DECEMBER 31,
                                                              ------------------------
                                                         1997           1998           1999
                                                      -----------   ------------   ------------
Operating Activities
  Net income (loss).................................  $15,047,984   $(16,792,549)  $(10,212,382)
  Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities
    Deferred income taxes...........................   (1,505,000)     1,505,000             --
    Provision for doubtful accounts.................    1,739,865      1,594,925      1,022,828
    Write off of accounts receivable................   (1,214,865)    (1,426,925)    (1,650,828)
    Provision for sales returns and discounts.......   10,646,418      6,733,208      4,277,845
    Sales returns and discounts.....................  (11,277,938)    (6,814,537)    (4,221,184)
    Provision for overcharges.......................      166,150             --             --
    Depreciation and amortization...................    1,123,460      2,640,279      2,150,841
    (Gain) loss on sale of assets...................      (26,928)       (68,895)      (288,788)
    Minority interest...............................      134,727             --             --
    Compensation expense on stock options...........           --         30,000          7,264
    (Increase) decrease in assets
      Accounts receivable...........................   (6,496,717)     8,028,905      4,525,290
      Inventories...................................   (9,845,252)       814,255      4,920,648
      Prepaid expenses and other....................      194,219        190,081        588,830
      Refundable income taxes.......................           --     (1,799,450)     1,443,185
      Other assets..................................     (854,567)    (1,140,683)      (965,513)
    Increase (decrease) in liabilities
      Accounts payable..............................      589,178     (2,665,781)    (2,378,249)
      Accrued expenses and other current
        liabilities.................................     (164,913)        94,941      1,294,907
      Accrued compensation..........................       40,599        (25,536)       (73,983)
      Income taxes payable..........................      156,000       (156,000)            --
                                                      -----------   ------------   ------------
Cash provided by (used in) operating activities.....   (1,547,580)    (9,258,762)       440,711
                                                      -----------   ------------   ------------
Investing Activities
  Proceeds from sale of assets......................       38,174        188,067        288,788
  Capital expenditures..............................   (1,104,832)    (1,524,124)      (767,032)
  Acquisition of license............................           --       (600,000)            --
                                                      -----------   ------------   ------------
Cash used in investing activities...................   (1,066,658)    (1,936,057)      (478,244)
                                                      -----------   ------------   ------------
Financing Activities
  Checks issued against future deposits.............   (1,150,679)     1,298,929     (1,004,840)
  Issuance of common stock..........................   33,853,991      4,774,860             --
  Purchase of treasury stock........................           --     (3,195,162)      (100,000)
  Stockholder distributions.........................  (15,798,629)            --             --
  Principal payments on debt........................   (7,437,177)      (172,515)      (179,864)
  Principal proceeds from debt......................           --      2,412,235      1,232,235
  Deferred financing costs..........................      (35,000)            --        (62,500)
  Purchase of minority interest.....................     (335,000)            --             --
                                                      -----------   ------------   ------------
Cash provided by (used in) financing activities.....    9,097,506      5,118,347       (114,969)
                                                      -----------   ------------   ------------
Increase (decrease) in cash and cash equivalents....    6,483,268     (6,076,472)      (152,502)
Cash and Cash Equivalents,
  at beginning of year..............................      938,799      7,422,067      1,345,595
                                                      -----------   ------------   ------------
Cash and Cash Equivalents, at end of year...........  $ 7,422,067   $  1,345,595   $  1,193,093
                                                      ===========   ============   ============

   See accompanying summary of accounting policies and notes to consolidated financial statements.

                          I.C. ISAACS & COMPANY, INC.

                         SUMMARY OF ACCOUNTING POLICIES

BASIS OF PRESENTATION

    The consolidated financial statements include the accounts of I. C. Isaacs & Company, Inc. ("ICI"), I.C. Isaacs Europe, S.L. ("Isaacs Europe"), I.C. Isaacs & Company, L.P. (the "Partnership"), Isaacs Design, Inc. ("Design") and I.C. Isaacs Far East Ltd. (collectively the "Company"). The Company established Isaacs Europe in July 1996 as the exclusive licensee of Beverly Hills Polo Club sportswear in Europe. Isaacs Europe and I.C. Isaacs Far East Ltd. did not have any significant revenue or expenses in 1997, 1998 and 1999. All intercompany balances and transactions have been eliminated. Additionally, ICI terminated its Subchapter S corporation status on December 22, 1997, and became subject to federal, state and local income taxes.

BUSINESS DESCRIPTION

    The Company, which operates in one business segment, designs, manufactures and markets branded jeanswear and sportswear. The Company offers collections of jeanswear and sportswear for men and women under the Marithe and Francois Girbaud-Registered Trademark- brand in the United States, Puerto Rico, U.S. Virgin Islands and selected countries in Central and South America and the Caribbean, for young men, women and boys under the BOSS-Registered Trademark-brand in the United States and Puerto Rico, and for men and boys under the Beverly Hills Polo Club-Registered Trademark- brand in the United States, Puerto Rico and Europe. The Company also markets women's pants and jeans under various other Company-owned brand names and under third-party private labels and recently began a focused line of sportswear under its new Urban Expedition (UBX) brand in the United States and Europe.

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

RISKS AND UNCERTAINTIES

    The apparel industry is highly competitive. The Company competes primarily with larger, well capitalized companies which have sought to increase market share through massive consumer advertising and price reductions. The Company has continued to experience increased competition from many established and new competitors at both the department store and specialty store channels of distribution. The Company continues to redesign its jeanswear and sportswear lines in an effort to be competitive and compatible with changing consumer tastes. Also, the Company has developed and implemented new marketing initiatives to promote each of its brands, including "shop-in-shops" for its Girbaud-Registered Trademark- brand. The risk to the Company is that such a strategy may lead to continued pressure on profit margins. In the past several years, many of the Company's competitors have switched much of their apparel manufacturing from the United States to foreign locations such as Mexico, the Dominican Republic and throughout Asia. As competitors lower production costs, it gives them greater flexibility to alter prices. Over the last several

                          I.C. ISAACS & COMPANY, INC.

years, the Company has switched a majority of its production to contractors outside the United States to reduce costs. Management believes that it will continue this strategy for the foreseeable future.

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

CONCENTRATION OF CREDIT RISK

    Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of trade accounts receivable. The Company's customer base is not concentrated in any specific geographic region, but is concentrated in the retail industry. For the years ended December 31, 1997, 1998, and 1999 sales to one customer were $22,610,114, $29,840,195 and
$12,012,202. These amounts constitute 14.0%, 26.2% and 14.2% of total sales, respectively. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. The Company's actual credit losses as a percentage of net sales have been less than 2.1%.

    The Company is also subject to concentrations of credit risk with respect to its cash and cash equivalents, which it minimizes by placing these funds with high-quality institutions.

    The Company is exposed to credit losses in the event of nonperformance by the counterparties to letter of credit agreements, but it does not expect any financial institutions to fail to meet their obligation given their high credit rating.

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

GOODWILL

    The Company has recorded goodwill based on the excess of purchase price over net assets acquired. The Company analyzes the operating income of the women's Company-owned and private label lines in relation to the goodwill amortization on a quarterly basis for evidence of impairment. During the year ended December 31, 1998, management determined that the reduction in sales had significantly impacted the operating income of the women's Company-owned and private label lines and that an impairment of the goodwill associated with the lines occurred. In response, for the year ended December 31, 1998

                          I.C. ISAACS & COMPANY, INC.

management recorded a one-time write down of $435,000 and reduced the life of the goodwill from 40 years to 20 years. Effective October 1, 1998, the remaining goodwill is being amortized over 63 months. Management will continue to analyze the profitability of the women's Company-owned and private label lines on a quarterly basis for any additional impairment.

TRADEMARK AND LICENSES

    Included in trademark and licenses is the cost of certain licenses which allow the Company to manufacture and market certain branded apparel. The Company capitalized the cost of obtaining the trademark and licenses, with the cost being amortized on a straight-line basis over the initial term of the trademark or license. The Company accrues royalty expense related to the licenses at the greater of the specified percentage of sales or the minimum guaranteed royalty set forth in the license agreements.

ASSET IMPAIRMENT

    The Company periodically evaluates the carrying value of long-lived assets when events and circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from such asset is separately identifiable and is less than the carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved.

REVENUE RECOGNITION

    Sales are recognized upon shipment of products. Allowances for estimated returns are provided when sales are recorded.

ADVERTISING COSTS

    Advertising costs, included in selling expenses, are expensed as incurred and were $3,867,371, $5,676,799 and $2,796,430 for the years ended December 31, 1997, 1998 and 1999, respectively.

CASH EQUIVALENTS

    For purposes of the statements of cash flows, all temporary investments purchased with a maturity of three months or less are considered to be cash equivalents.

INCOME TAXES

    The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). Under SFAS 109, deferred taxes are determined using the liability method which requires the recognition of deferred tax assets and liabilities based on differences between financial statement and the income tax basis using presently enacted tax rates.

FAIR VALUE OF FINANCIAL INSTRUMENTS

    Financial instruments of the Company include long-term debt. Based upon current borrowing rates available to the Company, estimated fair values of these financial instruments approximate their recorded amounts.

                          I.C. ISAACS & COMPANY, INC.

EARNINGS PER SHARE

    Earnings per share is based on the weighted average number of shares of common stock and dilutive common stock equivalents outstanding. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity. Basic and diluted earnings per share are the same during 1998 and 1999 because the impact of dilutive securities is anti-dilutive. During 1997 there were no dilutive common stock equivalents outstanding.

    Pro forma earnings per share for the year ended December 31, 1997 are based on pro forma net income and the weighted average number of shares of common stock outstanding (4,000,000) adjusted to include the number of shares (930,000) sold by the Company which would be necessary to fund the distribution of $9.3 million of previously earned but undistributed Subchapter S Corporation earnings prior to the initial public offering and 7,800,00 shares for the period subsequent to the initial public offering.

    Supplementary pro forma earnings per share for the year ended December 31, 1997 was $1.17. Supplementary earnings per share for the year ended December 31, 1997 is based on the weighted average number of shares of common stock used in the calculation of pro forma net income per share increased by 1,950,000 shares related to the repayment of the term loan and credit facility for the period prior to the initial public offering and 7,800,000 shares for the period subsequent to the initial public offering.

COMPREHENSIVE INCOME

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

RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair market value. Under certain circumstances, a portion of the derivative's gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into income when the transaction affects earnings. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS 133 is effective for all fiscal quarters beginning after June 15, 2000 and requires application prospectively. Presently, the Company does not use derivative instruments either in hedging activities or as investments. Accordingly, the Company believes that adoption of SFAS 133 will have no impact on its financial position or results of operations.

                          I.C. ISAACS & COMPANY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. INVENTORIES

    Inventories consist of the following:

                                                           DECEMBER 31,
                                                     -------------------------
                                                        1998          1999
                                                     -----------   -----------
Raw materials......................................  $ 4,790,634   $ 1,876,222
Work-in-process....................................    1,531,424     1,009,124
Finished goods.....................................   16,799,913    15,315,977
                                                     -----------   -----------
                                                     $23,121,971   $18,201,323
                                                     ===========   ===========

2. PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment consists of the following:

                                                                       ESTIMATED
                                                                        USEFUL
                                              1998          1999         LIVES
                                           -----------   -----------   ---------
Land.....................................  $   731,004   $   714,304
Buildings and improvements...............    5,439,734     4,141,434    18 years
Machinery, equipment and fixtures........    9,086,270     8,587,328   5-7 years
Other....................................    1,351,454     1,581,596     various
                                           -----------   -----------   ---------
                                            16,608,462    15,024,662
Less accumulated depreciation and
  amortization...........................   13,360,816    11,720,150
                                           -----------   -----------   ---------
                                           $ 3,247,646   $ 3,304,512
                                           ===========   ===========   =========

3. LONG-TERM DEBT

    Long-term debt consists of the following:

                                                            DECEMBER 31,
                                                      ------------------------
                                                         1998          1999
                                                      -----------   ----------
Revolving line of credit (a)........................  $ 2,412,235   $3,644,470
Notes payable (b)...................................   11,250,000           --
Capital lease obligations...........................      186,122        6,258
                                                      -----------   ----------
Total...............................................   13,848,357    3,650,728
Less current maturities of long-term debt and
  revolving line of credit..........................    2,412,235    3,644,470
Less current maturities of capital lease
  obligations.......................................      179,864        6,258
                                                      -----------   ----------
                                                      $11,256,258   $       --
                                                      ===========   ==========

------------------------

(a) The Company has an asset-based revolving line of credit (the "Agreement") with Congress Financial Corporation ("Congress"). As of December 31, 1998 and 1999 the Company had $2,412,235 and $3,644,470, respectively, in outstanding borrowings under its revolving line of credit.

                          I.C. ISAACS & COMPANY, INC.

3. LONG-TERM DEBT (CONTINUED)
    In March 1999, the Company amended the Agreement to extend the term through December 31, 2000. The amended Agreement provides that the Company may borrow up to 80.0% of net eligible accounts receivable and a portion of imported inventory, as defined in the Agreement. Borrowings under the Agreement may not exceed $25.0 million including outstanding letters of credit which are limited to $8.0 million, and bear interest at the lender's prime rate of interest plus 1.0% (effectively 9.5% at December 31, 1999). In connection with amending the Agreement the Company will pay Congress a financing fee of $125,000, one half of which was paid at the time of closing and the other half of which will be paid on June 30, 2000. The financing fee is being amortized over 21 months. Outstanding letters of credit approximated $2.8 million at December 31, 1999. Under the terms of the Agreement, as amended, the Company is required to maintain minimum levels of working capital and tangible net worth. The Company was in violation of the net worth covenant at December 31, 1999 and has obtained a waiver, through April 1, 2000, from Congress.

    Average short-term borrowings and the related interest rates are as follows:

                                                       YEAR ENDED DECEMBER 31,
                                                       -----------------------
                                                          1998         1999
                                                       ----------   ----------
Borrowings under revolving line of credit............  $2,412,235   $3,644,470
Weighted average interest rate.......................        8.5%        8.35%
Maximum month-end balance during year................  $6,316,535   $7,066,667
Average month-end balance during year................  $2,035,144   $4,529,241

------------------------

(b) In November 1997, the Company purchased certain BOSS trademark rights from Brookhurst, Inc. and issued a $11,250,000 secured limited recourse promissory note to finance this acquisition. The note bore interest at 10%, payable quarterly; principal was payable in full on December 31, 2007. The note was collateralized by the domestic BOSS trademark rights.

   In October 1999, the Company executed an agreement to restructure the licensing arrangement for use of the BOSS-Registered Trademark- trademark. As part of this restructuring, the Company transferred the BOSS-Registered Trademark- trademark and issued 2.0 million shares of Series A Convertible Preferred Stock having an estimated fair market value of $2.0 million in exchange for cancellation of the $11.25 million note payable. See Notes 6 and 8 for further discussion.

                          I.C. ISAACS & COMPANY, INC.

4. ACCRUED EXPENSES

    Accrued expenses consist of the following:

                                                            DECEMBER 31,
                                                       -----------------------
                                                          1998         1999
                                                       ----------   ----------
Royalties............................................  $  912,657   $  816,069
Accrued professional fees............................     150,000      100,000
Payable to salesmen..................................       2,519          751
Severance benefits...................................     300,000      525,004
Payroll tax withholdings.............................     111,725      136,216
Customer credit balances.............................     226,479      233,011
Property taxes.......................................          --      106,812
Accrued interest.....................................     189,816           --
Franchise taxes payable..............................      96,000           --
Compensation expense.................................          --        7,263
Deferred fees........................................          --       62,500
Machine rentals......................................      31,878      105,942
Income taxes payable.................................          --      110,000
Other................................................      53,231      176,908
                                                       ----------   ----------
                                                       $2,074,305   $2,380,476
                                                       ==========   ==========

5. INCOME TAXES

    Concurrently with completing its initial public offering, ICI terminated its subchapter S corporation status. Therefore, for the period ended December 22, 1997 (the day prior to completing the offering) no provision had been made in the accompanying financial statements for federal and state income taxes since such taxes were the liability of the stockholders. In connection with the offering, ICI became subject to federal and state income taxes.

    In conjunction with becoming subject to federal and state income taxes, ICI recorded a deferred tax asset and a corresponding tax benefit of approximately $1.5 million in 1997 in accordance with SFAS 109.

    The income tax provision (benefit) consists of the following:

                                                 YEARS ENDED DECEMBER 31,
                                           -------------------------------------
                                              1997          1998         1999
                                           -----------   ----------   ----------
Current
  Federal................................  $   128,000   $ (128,000)  $      --
  State and local........................       28,000      (26,000)    110,000
                                           -----------   ----------   ---------
                                               156,000     (154,000)    110,000
Deferred.................................   (1,505,000)          --          --
Valuation allowance......................           --    1,505,000          --
                                           -----------   ----------   ---------
                                           $(1,349,000)  $1,351,000   $ 110,000
                                           ===========   ==========   =========

                          I.C. ISAACS & COMPANY, INC.

5. INCOME TAXES (CONTINUED)
    Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. Significant items comprising ICI's deferred tax asset are as follows:

                                                            DECEMBER 31,
                                                      ------------------------
                                                         1998         1999
                                                      ----------   -----------
Net operating loss carry forwards...................  $5,632,000   $10,223,000
Depreciation and amortization.......................     554,000       332,000
Allowance for doubtful accounts.....................     560,000       312,000
Inventory valuation.................................     217,000       222,000
Other...............................................      13,000        16,000
                                                      ----------   -----------
                                                       6,976,000    11,105,000
                                                      ----------   -----------
Deferred royalty expense............................          --      (457,000)
                                                      ----------   -----------
Valuation allowance.................................  (6,976,000)  (10,648,000)
                                                      ----------   -----------
Net deferred tax asset..............................  $       --   $        --
                                                      ==========   ===========

    The pro forma provision for income taxes represents the income tax provision that would have been reported had ICI been subject to federal and state income taxes for the entire period. The pro forma estimated effective tax rate was 41.0%.

    The pro forma income tax provision consists of the following:

                                                               YEAR ENDED
                                                              DECEMBER 31,
                                                              ------------
                                                                  1997
                                                              ------------
Current
  Federal...................................................   $4,796,000
  State.....................................................    1,021,000
                                                               ----------
                                                                5,817,000
Deferred....................................................     (200,000)
                                                               ----------
                                                               $5,617,000
                                                               ==========

    A reconciliation between the statutory and effective tax rates (pro forma tax for 1997) is as follows:

                                                         YEARS ENDED DECEMBER 31,
                                                     --------------------------------
                                                       1997        1998        1999
                                                     --------    --------    --------
Federal statutory rate.............................    35.0%      (35.0)%     (35.0)%
State and local taxes, net of federal benefit......     5.0        (5.0)       (4.0)
Nondeductible entertainment expense................     0.5          --         0.5
Nondeductible goodwill amortization................     0.5         3.5         2.7
Change in valuation allowance......................      --        10.0          --
Net operating losses not currently available.......      --        35.3        37.0
                                                       ----       -----       -----
                                                       41.0%        8.8%        1.2%
                                                       ====       =====       =====

                          I.C. ISAACS & COMPANY, INC.

6. STOCKHOLDERS' EQUITY

    In June 1998, the Company's Board of Directors authorized a stock repurchase program. Under this program the Company may repurchase up to $4,000,000 million of its common stock. From inception through December 31, 1999, the Company purchased 1,622,011 shares at a cost of $3,295,162. In August 1999, the Company issued 500,000 shares of restricted common stock out of its treasury shares, in connection with an amendment of the Girbaud-Registered Trademark- women's license agreement. In November 1999, the Company issued 2,000,000 million shares of restricted Series A Convertible Preferred Stock having an estimated fair market value of $2.0 million in connection with a restructuring of the licensing arrangement for the use of the BOSS-Registered Trademark- trademark. Also in connection with such restructuring, the Company agreed to issue on April 30, 2000 an additional 1,300,000 million restricted shares of the same series of convertible preferred stock having an estimated fair market value of $1.3 million and 666,667 shares of restricted common stock, which had an aggregate value of $1.0 million based on the market price of $1.50 at the time the parties agreed to the transaction. The common stock issued in connection with the licensing arrangement is subject to certain piggyback registration rights and, beginning December 15, 2000, certain demand registration rights.

    Except as set forth below, the Series A Convertible Preferred Stock issued by the Company in November 1999 and to be issued in April 2000 will have all of the same preferences, rights and voting powers as the common stock. The preferred stock shall not be entitled to vote on any matters to be voted upon by the stockholders' of the Company, except that the holders of the preferred stock will be entitled to vote as a separate class, and the vote of a majority of the outstanding shares of preferred stock will be required for the creation of an equity security senior to the preferred stock or the amendment of the certificate of incorporation or by-laws of the Company to the detriment of the holders of the preferred stock. The preferred stock shall have a liquidation preference of $1.00 per share plus any declared but unpaid dividends on the preferred stock. The Company, at any time, may redeem any or all of the preferred stock at a redemption price of $1.00 per share. Upon the occurrence of certain acceleration events, as defined in its license agreement with the Company, the licensor of the BOSS-Registered Trademark- trademark may demand redemption of the preferred stock at a redemption price equal to $1.00 per share. Any or all of the unredeemed shares of preferred stock will be convertible, at the option of the holder, for a 60 day period beginning October 31, 2003 into a promissory note of the Company in a principal amount equal to $1.00 multiplied by the total number of preferred shares being converted. Interest will accrue at an annual rate of 12%, with principal and interest payable in four quarterly installments beginning January 1, 2004. For financial reporting purposes, the preferred stock will be considered redeemable preferred stock and will be classified outside of stockholders' equity.

                                 EXHIBIT INDEX

EXHIBIT NO.                                      DESCRIPTION
-----------                                      -----------
              *3.01      Amended and Restated Certificate of Incorporation

              *3.02      Amended and Restated By-Laws

 TRIANGLE  TRIANGLE  TRIANGLE.303 Certificate of Designation dated November 5, 1999.

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

             *10.08(n)   Tenth Amendment to Financing Agreements dated June 23, 1995

             *10.08(o)   Eleventh Amendment to Financing Agreements dated January 1,
                           1996

             *10.08(p)   Twelfth Amendment to Financing Agreements dated June 25,
                           1996

             *10.08(q)   Thirteenth Amendment to Financing Agreements dated August,
                           1996

EXHIBIT NO.                                      DESCRIPTION
-----------                                      -----------
             *10.08(r)   Term Promissory Note dated June, 1996

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

             *10.13      Trademark License Agreement Relating to BOSS Golf and Other
                           Marks dated
                           November 5, 1997

             *10.14      Beverly Hills Polo Club Exclusive Domestic License Agreement
                           dated December 14, 1995

             *10.15      Beverly Hills Polo Club Amendment to Exclusive License
                           Agreement (Men's) dated June 3, 1997

             *10.16      Beverly Hills Polo Club Exclusive Domestic License Agreement
                           dated June 1, 1993

EXHIBIT NO.                                      DESCRIPTION
-----------                                      -----------
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

     TRIANGLE 10.37      Amended and Restated Omnibus Stock Plan

EXHIBIT NO.                                      DESCRIPTION
-----------                                      -----------
     TRIANGLE 10.38      Amendment by and between BHPC Marketing, Inc. and I.C.
                           Isaacs Europe, S.L. dated November 12, 1998 relating to
                           the International Exclusive License Agreement (Wholesale)
                           dated August 15, 1996

     TRIANGLE 10.39      Amendment by and between BHPC Marketing, Inc. and I.C.
                           Isaacs Europe, S.L. dated November 12, 1998 relating to
                           the International Exclusive License Agreement (Retail)
                           dated August 15, 1996

   TRIANGLE ++10.40      Amendment No. 1 dated November 12, 1998 to Trademark License and Technical Assistance Agreement for Men's Collections
                           dated January 15, 1998 by and between I.C. Isaacs & Co.,
                           L.P. and Latitude Licensing Corp.

   TRIANGLE ++10.41      Amendment No. 2 dated November 12, 1998 to Trademark License and Technical Assistance Agreement for Women's Collections
                           dated January 15, 1998 by and between I.C. Isaacs & Co.,
                           L.P. and Latitude Licensing Corp.

     TRIANGLE 10.42      Executive Employment Agreement by and between I.C. Isaacs &
                           Company, Inc. and Daniel Gladstone dated January 21, 1999

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

         *****10.44      Amendment No. 1 to Employment Agreement by and between I.C.
                           Isaacs & Company, Inc. and Gerald W. Lear dated August 27,
                           1998

         *****10.45      Amendment No. 1 to Employment Agreement by and between I.C.
                           Isaacs & Company, Inc. and Eugene C. Wielepski dated
                           August 27, 1998

         *****10.46      Amendment No. 1 to Employment Agreement by and between I.C.
                           Isaacs & Company, Inc. and Thomas Ormandy dated August 27,
                           1998

         *****10.47      Consulting Agreement by and between I.C. Isaacs & Company
                           and Gary Brashers dated August 27, 1998

     TRIANGLE 10.48      Amendment No. 2 to Employment Agreement by and between I.C.
                           Isaacs & Company, Inc. and Robert J. Arnot dated February
                           11, 1999

     TRIANGLE 10.49      Amendment No. 2 to Employment Agreement by and between I.C.
                           Isaacs & Company, Inc. and Gerald W. Lear dated February
                           11, 1999

     TRIANGLE 10.50      Amendment No. 2 to Employment Agreement by and between I.C.
                           Isaacs & Company, Inc. and Eugene C. Wielepski dated
                           February 11, 1999

     TRIANGLE 10.51      Amendment No. 2 to Employment Agreement by and between I.C.
                           Isaacs & Company, Inc. and Thomas Ormandy dated February
                           11, 1999

     TRIANGLE 10.52      Amendment No. 1 to Consulting Agreement by and between I.C.
                           Isaacs & Company and Gary Brashers dated February 11, 1999

     TRIANGLE 10.53      Sixteenth Amendment to Financing Agreements dated March 26,
                           1999

     TRIANGLE 10.54      Amendment by and between BHPC Marketing, Inc. dated
                           March 1, 1999 relating to the International Exclusive
                           License Agreement (Wholesale) dated August 15, 1996

     TRIANGLE 10.55      Amendment by and between BHPC Marketing, Inc. dated
                           March 1, 1999 relating to the International Exclusive
                           License Agreement (Retail) dated August 15, 1996

     TRIANGLE 10.56      Amendment No. 1 dated March 4, 1998 to Trademark License and
                           Technical Assistance Agreement for Men's Collections by
                           and between the Company and Latitude Licensing Corp.

EXHIBIT NO.                                      DESCRIPTION
-----------                                      -----------
   TRIANGLE ++10.57      Amendment No. 3 dated December 23, 1998 to Trademark License and Technical Assistance Agreement for Women's Collections
                           by and between the Company and Latitude Licensing Corp.

 TRIANGLE  TRIANGLE.1058 Severance and Redemption Agreement dated June 30, 1999 by and between the Company and Gerald W. Lear.

 TRIANGLE  TRIANGLE.1059 Second Amended and Restated Shareholders' Agreement dated
                           June 30, 1999.

 TRIANGLE  TRIANGLE.1060 Amendment No. 4 to the Trademark License and Technical
                           Assistance Agreement Covering Women's Products dated
                           August 2, 1999.

 TRIANGLE  TRIANGLE.1061 Shareholders' Agreement dated August 9, 1999.

 TRIANGLE  TRIANGLE  TRIANGLE.1062 Agreement dated October 22, 1999 by and among I.C. Isaacs &
                           Company, Inc., I.C. Isaacs & Company L.P., Ambra Inc. and
                           Hugo Boss AG.

 TRIANGLE  TRIANGLE  TRIANGLE.1063 Restated and Amended License Rights Agreement dated October
                           22, 1999 by and among Ambra Inc., Hugo Boss AG and I.C.
                           Isaacs & Company L.P.

 TRIANGLE  TRIANGLE  TRIANGLE.1064 Shareholders' Agreement dated November 5, 1999 by and between I.C. Isaacs & Company, Inc. and Ambra Inc.

 TRIANGLE  TRIANGLE  TRIANGLE.1065 Bill of Sale and Assignment of Trademark Rights dated
                           October 22, 1999 by and between I.C. Isaacs & Company L.P.
                           and Ambra Inc.

 TRIANGLE  TRIANGLE  TRIANGLE.1066 Assumption of Assumed Agreements dated October 22, 1999 by and between I.C. Isaacs & Company L.P. and Ambra Inc.

              10.67      Amendment to International Exclusive License Agreement dated
                           November 1, 1999 by and between I.C. Isaacs Europe, S.L.
                           and BHPC Marketing, Inc.

              10.68      Amendment to International Exclusive License Agreements
                           dated September 1, 1999 by and between I.C. Isaacs Europe,
                           S.L. and BHPC Marketing, Inc.

              10.69      Amendment No. 3 to Employment Agreement dated January 3,
                           1999 by and between I.C. Isaacs & Company L.P. and Robert
                           J. Arnot.

              10.70      Amendment No. 3 to Employment Agreement dated January 3,
                           1999 by and between I.C. Isaacs & Company L.P. and Eugene
                           C. Wielepski.

              10.71      Letter Agreement dated December 31, 1999 by and between I.C.
                           Isaacs & Company L.P. and G.I. Promotion.

              10.72      License Agreement effective January 1, 2000 by and between
                           I.C. Isaacs & Company L.P. and Wurzburg Holding S.A.

             *21.01      List of Subsidiaries

              23.01      Consent of BDO Seidman, LLP

              27.01      Financial Data Schedule

------------------------

* Previously filed with the Company's Registration Statement on Form S-1 (SEC File No. 333-37155).

** Previously filed with the Company's Annual Report on Form 10-K for the Year Ended December 31, 1997 (SEC File No. 0-23379).

*** Previously filed with the Company's Quarterly Report on Form 10-Q for the Quarter Ended March 31, 1998 (SEC File No. 0-23379).

EXHIBIT NO.                                      DESCRIPTION
-----------                                      -----------

**** Previously filed with the Company's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1998 (SEC File No. 0-23379).

***** Previously filed with the Company's Quarterly Report on Form 10-Q for the Quarter Ended September 30, 1998 (SEC File No. 0-23379).

****** Previously filed with the Company's Current Report on Form 8-K dated
       August 27, 1998 (SEC File No. 0-23379).

 TRIANGLE Previously filed with the Company's Annual Report on Form 10-K for the Year Ended December 31, 1998 (SEC File No. 0-23379).

TRIANGLE  TRIANGLE  Previously filed with the Company's Quarterly Report on Form
                    10-Q for the Quarter Ended June 30, 1999 (SEC File No. 0-23379).

TRIANGLE  TRIANGLE  TRIANGLE  Previously filed with the Company's Quarterly
                              Report on Form 10-Q for the Quarter Ended
                              September 30, 1999 (SEC File No. 0-23379).

  + Certain portions of this exhibit have been omitted pursuant to an order granting confidential treatment and have been filed separately with the Securities and Exchange Commission.

 ++ Certain portions of this exhibit have been omitted pursuant to a request for an order granting confidential treatment and have been filed separately with the Securities and Exchange Commission.