Form 10-K405/A
period 1999-12-31
IC ISAACS & CO INC
filed 2000-04-07
CIK 1041179

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-K/A
                                AMENDMENT NO. 1
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

    This Form 10-K/A Amendment No. 1 is filed to amend the Annual Report on Form 10-K filed by I.C. Isaacs & Company, Inc. effective March 30, 2000 to include page F-2, which was inadvertently omitted from the original filing.

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

                                                                I.C. ISAACS & COMPANY , INC.
                                                                        (REGISTRANT)
                                                       By:             /s/ ROBERT J. ARNOT
                                                            -----------------------------------------
                                                                         Robert J. Arnot
                                                                      CHAIRMAN OF THE BOARD
                                                                   AND CHIEF EXECUTIVE OFFICER
                                                                       Date: April 4, 2000

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

                      SIGNATURE                                    TITLE                    DATE
                      ---------                                    -----                    ----

                                                       Chairman of the Board and
                 /s/ ROBERT J. ARNOT                     Chief Executive Officer,
     -------------------------------------------         President and Director        April 4, 2000
                   Robert J. Arnot                       (Principal Executive
                                                         Officer)

                                                       Vice President and Chief
               /s/ EUGENE C. WIELEPSKI                   Financial Officer and
     -------------------------------------------         Director (Principal           April 4, 2000
                 Eugene C. Wielepski                     Financial and Accounting
                                                         Officer)

                /s/ DANIEL GLADSTONE
     -------------------------------------------                  Director             April 4, 2000
                  Daniel Gladstone

                   /s/ JON HECHLER
     -------------------------------------------                  Director             April 4, 2000
                     Jon Hechler

                /s/ RONALD S. SCHMIDT
     -------------------------------------------                  Director             April 4, 2000
                  Ronald S. Schmidt

                /s/ THOMAS P. ORMANDY
     -------------------------------------------                  Director             April 4, 2000
                  Thomas P. Ormandy

                   /s/ NEAL J. FOX
     -------------------------------------------                  Director             April 4, 2000
                     Neal J. Fox

     -------------------------------------------                  Director             April  , 2000
                 Anthony J. Marterie

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

Consolidated Statements of Cash Flows for the years ended
  December 31 1997, 1998 and 1999...........................  F-6

Notes to Consolidated Financial Statements..................  F-7

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders
I.C. Isaacs & Company, Inc.
Baltimore, Maryland

    We have audited the accompanying consolidated balance sheets of I.C.
Isaacs & Company, Inc. and subsidiaries as of December 31, 1998 and 1999 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of I.C.
Isaacs & Company, Inc. and subsidiaries at December 31, 1998 and 1999 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.

                                          BDO SEIDMAN, LLP

Washington, D.C.
March 3, 2000

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

                          I.C. ISAACS & COMPANY, INC.

7. STOCK OPTIONS

    In May 1997, the Company adopted the 1997 Omnibus Stock Plan (the "Plan"). Under the 1997 Omnibus Stock Plan, the Company may grant qualified and nonqualified stock options, stock appreciation rights, restricted stock or performance awards, payable in cash or shares of common stock, to selected employees. The Company has reserved 1,100,000 shares of common stock for issuance under the 1997 Omnibus Stock Plan. Options vest at the end of the second year and expire 10 years from the date of grant and upon termination of employment.

    The following table relates to options activity in 1998 and 1999 under the
Plan:

                                                   NUMBER OF     OPTION PRICE
                                                    SHARES        PER SHARE
                                                   ---------   ----------------
Options outstanding at December 31, 1997.........        --    $             --
Granted..........................................   351,000    $          2.125
Cancelled........................................    (5,000)   $          2.125
                                                   --------    ----------------
Options outstanding at December 31, 1998.........   346,000    $          2.125
Granted..........................................   763,250    $ 1.188 to $2.03
Cancelled........................................  (113,000)   $          2.125
                                                   --------    ----------------
Options outstanding at December 31, 1999.........   996,250    $1.188 to $2.125
                                                   ========    ================

    A summary of stock options outstanding and exercisable as of December 31, 1999 is as follows:

                     OPTIONS OUTSTANDING                         OPTIONS EXERCISABLE
-------------------------------------------------------------   ----------------------
                                        WEIGHTED     WEIGHTED                 WEIGHTED
      RANGE OF                          AVERAGE      AVERAGE                  AVERAGE
      EXERCISE            NUMBER       REMAINING     EXERCISE     NUMBER      EXERCISE
       PRICES           OUTSTANDING   LIFE (YEARS)    PRICE     EXERCISABLE    PRICE
---------------------   -----------   ------------   --------   -----------   --------
       $2.125.......      233,000         8.00        $2.125          --       $   --
$1.188 to $2.03.....      763,250         9.00        $ 1.36      70,000       $1.188
                          =======         ====        ======      ======       ======

    The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS 123"), but applies the intrinsic value method set forth in Accounting Principles Board Opinion No. 25. For stock options granted to employees, the Company has estimated the fair value of each option granted using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 5.01% and 6.08%, expected volatility of 40% and 90%, expected option life of 5.5 and 4.5 years and no dividend payment expected. Using these assumptions, the fair value of the stock options granted is $1.00 and $0.84 for 1998 and 1999, respectively. There were no adjustments made in calculating the fair value to account for vesting provisions or for non-transferability or risk of forfeiture. The weighted average remaining life for options outstanding at December 31, 1999 is eight years. If the Company had elected to recognize compensation expense based

                          I.C. ISAACS & COMPANY, INC.

7. STOCK OPTIONS (CONTINUED)
on the fair value at the grant dates, consistent with the method prescribed by SFAS No. 123, net loss per share would have been changed to the pro forma amount indicated below:

                                                     YEAR ENDED DECEMBER 31,
                                                   ---------------------------
                                                       1998           1999
                                                   ------------   ------------
Net loss:
  As reported....................................  $(16,792,549)  $(10,212,382)
  Pro forma......................................   (17,108,549)   (10,630,632)
Basic and diluted loss per share:
  As reported....................................  $      (2.15)  $      (1.47)
  Pro forma......................................         (2.19)         (1.53)
                                                   ------------   ------------

8. COMMITMENTS AND CONTINGENCIES

    The Company rents real and personal property under leases expiring at various dates through 2007. Certain of the leases stipulate payment of real estate taxes and other occupancy expenses. Minimum annual rental commitments under noncancellable operating leases in effect at December 31, 1999 are summarized as follows:

                                                            COMPUTER
                                     TRUCKS    SHOWROOMS    HARDWARE     TOTAL
                                    --------   ----------   --------   ----------
2000..............................  $ 95,788   $  438,863   $22,224    $  556,875
2001..............................    61,739      489,395     5,556       556,690
2002..............................    39,864      318,556        --       358,420
2003..............................    39,864      263,539        --       303,403
2004..............................    39,864           --        --        39,864
Thereafter........................    80,398           --        --        80,398
                                    --------   ----------   -------    ----------
                                    $357,517   $1,510,353   $27,780    $1,895,650
                                    ========   ==========   =======    ==========

    Total rent expense is as follows:

                                                 YEAR ENDED DECEMBER 31,
                                           ------------------------------------
                                              1997         1998         1999
                                           ----------   ----------   ----------
Minimum rentals..........................  $  855,347   $  796,367   $  512,421
Other lease costs........................     463,934      750,274      820,135
                                           ----------   ----------   ----------
                                           $1,319,281   $1,546,641   $1,332,556
                                           ==========   ==========   ==========

    In November 1997, the Company Ambra, Inc. ("Ambra") and Hugo Boss AG ("Hugo Boss") executed certain agreements including an agreement whereby the Company borrowed $11.25 million from Ambra to finance the acquisition of certain BOSS-Registered Trademark- trademark rights. This obligation was evidenced by a note scheduled to mature on December 31, 2007, which bore interest at 10% per annum, payable quarterly, with principal payable in full upon maturity. As part of the same transaction, the Company sold its foreign BOSS-Registered Trademark-trademark rights and related assets to Ambra and entered into a foreign rights manufacturing agreement (the "Foreign Rights Agreement") with Ambra, which allowed the Company to manufacture

                          I.C. ISAACS & COMPANY, INC.

8. COMMITMENTS AND CONTINGENCIES (CONTINUED) apparel in certain foreign countries for sale in the United States using the BOSS-Registered Trademark- brand and image in exchange for an annual royalty payment. The Company retained ownership of its domestic
BOSS-Registered Trademark- trademark rights subject to a concurrent use agreement with Hugo Boss (the "Concurrent Use Agreement").

    On October 22, 1999, the Company, Ambra and Hugo Boss entered into an agreement to restructure the licensing arrangement for the use of the BOSS-Registered Trademark- trademark. Pursuant to this agreement, the Company transferred to Ambra substantially all of its rights in the marks containing the term "BOSS-Registered Trademark-" throughout the world and agreed to issue, on November 6, 1999, 2,000,000 shares of a newly designated Series A Convertible Preferred Stock having an estimated fair market value of $2,000,000 in exchange for the cancellation of the $11,250,000 note. In the same agreement, the Company, Ambra and Hugo Boss agreed to terminate the Foreign Rights Agreement, the Concurrent Use Agreement and an option on the part of Ambra to purchase the Company's domestic BOSS-Registered Trademark- trademark rights, which was originally entered into in November 1997. The Company, Ambra and Hugo Boss also agreed to enter into a license agreement granting the Company rights to use various trademarks including the word "BOSS-Registered Trademark-" in the manufacture and domestic sale of specified types of apparel. Except for the initial term and the minimum annual royalties, the Company's rights under the new license agreement are substantially similar to those it previously had. As consideration, together with the royalties discussed below, for the new license agreement, the Company will issue to Ambra, on April 30, 2000, 1,300,0000 shares of the same series of convertible preferred stock having an estimated fair market value of $1,300,000 and 666,667 shares of common stock, which had an aggregate value of $1,000,000 based on the market price of $1.50 at the time the parties agreed to the transaction. The new license agreement extends through December 31, 2003, with renewal options, at the option of the Company, through December 31, 2007. The minimum annual royalties under the new license agreement are as follows:

2000........................................................  $3,200,000
2001........................................................  $3,200,000
2002........................................................  $2,600,000
2003........................................................  $2,100,000

    Total license fees amounted to $6,448,204, $3,746,315 and $2,910,013 for 1997, 1998 and 1999, respectively.

    The percentage of BOSS-Registered Trademark- sportswear sales to total sales was 74.6%, 74.1% and 44.4% for the years ended December 31, 1997, 1998 and 1999, respectively.

    In November 1997 and as further amended in March and November 1998, the Company entered into an exclusive license agreement with Latitude Licensing Corp. to manufacture and market men's jeanswear, casual wear, outerwear and active influenced sportswear under the Girbaud-Registered Trademark- brand and certain related trademarks in the United States, Puerto Rico and the U.S. Virgin Islands. The initial term of the agreement extended through December 31, 1999. The agreement has been extended through December 31, 2002, upon which date the Company will have the option to renew the agreement for an additional five years. Under the agreement, the Company is required to make payments to the licensor in an amount

                          I.C. ISAACS & COMPANY, INC.

8. COMMITMENTS AND CONTINGENCIES (CONTINUED) equal to 6.25% of net sales of regular licensed merchandise and 3.0% of certain irregular and closeout licensed merchandise. Payments are subject to guaranteed minimum annual royalties as follows:

2000........................................................  $2,000,000
2001........................................................  $2,500,000

    Beginning with the first quarter of 1998, the Company became obligated to pay the greater of actual royalties earned or the minimum guaranteed royalties for that year. The Company was required to spend at least $350,000 in advertising for the men's Girbaud-Registered Trademark- brand in 1998 and is required to spend at least $500,000 each year thereafter while the agreement is in effect.

    In March 1998, the Company entered into an exclusive license agreement with Latitude Licensing Corp. to manufacture and market women's jeanswear, casual wear and active influenced sportswear under the Girbaud-Registered Trademark-brand and certain related trademarks in the United States, Puerto Rico and the U.S. Virgin Islands. The initial term of the agreement extended through December 31, 1999. The agreement has been extended through December 31, 2002, upon which date the Company will have the option to renew the agreement for an additional five years. In 1998, the Company paid an initial license fee of $600,000. Under the agreement, the Company is required to make payments to the licensor in an amount equal to 6.25% of net sales of regular licensed merchandise and 3.0% of certain irregular and closeout licensed merchandise. Payments are subject to guaranteed minimum annual royalties as follows:

2000........................................................  $  800,000
2001........................................................  $1,000,000

    Beginning with the first quarter of 1999, the Company was obligated to pay the greater of actual royalties earned or the minimum guaranteed royalties for that year. The Company was required to spend at least $550,000 in advertising for the women's Girbaud-Registered Trademark- brand in 1998 and is required to spend at least $400,000 each year thereafter while the agreement is in effect. In addition, while the agreement is in effect the Company is required to pay $190,000 per year to the licensor for advertising and promotional expenditures related to the Girbaud-Registered Trademark- brand. In December 1998, the Girbaud-Registered Trademark- women's license agreement was amended to provide that the Company would spend an additional $1.8 million on sales and marketing in 1999 in conjunction with a one year deferral of the requirement that the Company open a Girbaud retail store in New York City. Total license fees were $1,200,000 and $2,356,669 for the years ended December 31, 1998 and 1999. In August 1999, the Company issued 500,000 shares of restricted common stock to Latitude Licensing Corp. in connection with an amendment of the Girbaud women's license agreement. The market value of the shares issued, as of the date of issuance, was $750,000 and, together with the initial license fee of $600,000, is being amortized over the remaining life of the agreement. Under the amended license agreement, if the Company has not signed a lease agreement for a Girbaud retail store by July 31, 2002 it will become obligated to pay Latitude Licensing Corp. an additional $500,000 in royalties.

    In January 2000, the Company entered into a global sourcing agreement with G.I. Promotions to act a as a non-exclusive sourcing agent to licensees of the Marithe & Francoise Girbaud trademark for the manufacture of Girbaud jeanswear and sportswear. The global sourcing agreement extends until December 31, 2003 and provides that the Company shall net a facilitation fee of 5.0% of the total FOB pricing for each order shipped to licensees under the agreement. Also in January 2000, the Company entered into a license agreement with Wurzburg Holding S.A. ("Wurzburg"). The license has a term of three years and

                          I.C. ISAACS & COMPANY, INC.

8. COMMITMENTS AND CONTINGENCIES (CONTINUED) provides that the Company shall pay Wurzburg a royalty of 1.0% of the total FOB pricing for each order shipped to a licensee under the global sourcing agreement.

    In May 1998, the Company entered into a license agreement with BHPC Marketing, Inc., to manufacture and market boys knitted and woven shirts, cotton pants, jeanswear, shorts, swimwear and outerwear under the Beverly Hills Polo Club-Registered Trademark- brand in the United States and Puerto Rico. The initial term of the agreement is three years, commencing January 1, 1999, with renewal options for a total of six years. Under the agreement the Company is required to make payments to the licensor in an amount equal to 5.0% of net sales and was subject to a guaranteed annual minimum royalty of $50,000 in 1999. Total license fees were $1,129,278, $1,073,989 and $803,281 for 1997, 1998 and
1999, respectively. Payments are subject to guaranteed minimum annual royalties as follows:

2000........................................................  $661,000
2001........................................................  $736,000
                                                              --------

    On August 15, 1996, I.C. Isaacs Europe, S.L., a Spanish limited corporation and wholly-owned subsidiary of the Company, entered into retail and wholesale license agreements (collectively, the "International Agreements") for use of the Beverly Hills Polo Club-Registered Trademark- trademark in Europe. The International Agreements, as amended, provide certain exclusive rights to use the Beverly Hills Polo Club-Registered Trademark- trademark in all countries in Europe for an initial term of three years ending December 31, 1999, renewable at the Company's option, provided the Company is not in breach thereof at the time the renewal notice is given, through five consecutive extensions ending December 31, 2007. The International Agreements are subject to substantially the same terms and conditions as the Beverly Hills Polo Club-Registered Trademark-Agreements described above. Effective March 1, 1999, BHPC Marketing, Inc. amended the International Agreements to eliminate all royalties through December 31, 1999. For the period beginning January 1, 2000 and ending June 30, 2000, no royalties, guaranteed minimum annual royalties or guaranteed net shipment volumes apply; for the period beginning July 1, 2000 and ending December 31, 2000, the royalty rate shall be 3.0% of wholesale purchases by the Company of Beverly Hills Polo Club products sold to Beverly Hills Polo Club stores ("Wholesale Purchases") and no guaranteed annual royalties shall apply; for the period beginning January 1, 2001 and ending December 31, 2001, the royalty rate shall be 3.0% of Wholesale Purchases, and the guaranteed annual royalty shall be $60,000; for the period beginning January 1, 2002 and ending December 31, 2003, the royalty rate shall be 5.0% of Wholesale Purchases, the guaranteed annual royalty shall be $120,000 and the Company shall be subject to the guaranteed net shipment volumes in effect immediately prior to the amendment dated March 1, 1999. For the period beginning January 1, 2000 and ending December 31, 2001, the Company is required to spend an amount equal to 4.0% of Wholesale Purchases. During each of 2002 and 2003, the Company is required to spend an amount equal to 2.0% of Wholesale Purchases in advertising the BHPC line.

    The Company is party to employment agreements with four executive officers as well as a consulting agreement which provide for specified levels of compensation and certain other benefits. The agreements also provide for severance payments from the termination date through the expiration date under certain circumstances.

    In the second quarter of 1998, the Company closed its Newton, Mississippi manufacturing facility. This closure resulted in a charge of $0.2 million against earnings for the period ended September 30, 1998. The production in this facility, the majority of which was jeans, was transferred to a third party

                          I.C. ISAACS & COMPANY, INC.

8. COMMITMENTS AND CONTINGENCIES (CONTINUED) independent contractors facilities in Mexico. The actual expenses incurred were not significantly different than the reserve provided by the Company in the first quarter.

    In November 1998, the Company announced that it intended to close its Carthage, Mississippi manufacturing facility. This closure, which occurred in the first quarter of 1999, resulted in a charge of $0.3 million against earnings in the fourth quarter of 1998. The production in this facility, the majority of which was ladies pants and jeans under the Company's private labels, was transferred to the remaining Company-owned plant in Raleigh, Mississippi, as well as to independent contractors in Mexico.

    In June 1999, the Company's President and Chief Operating Officer resigned. As part of this action, the Company will pay a total of $700,000 over the next two years. The Company also transferred a life insurance policy with a cash surrender value of $50,000 to the former President and Chief Operating Officer. Also in connection with this resignation, the Company purchased 84,211 shares of common stock of the Company held by this individual at the market price of $1.19 per share, for a total of $100,000. This individual's options vested immediately upon his resignation and are exercisable up to the tenth anniversary of the grant date.

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

9. RETIREMENT PLAN

    The Company sponsors a defined benefit pension plan that covers substantially all employees with more than one year of service. The Company's policy is to fund pension costs accrued. Contributions to the plan reflect benefits attributed to employees' service to date, as well as service expected to be earned in the future. The benefits are based on the number of years of service and the employee's compensation during the three consecutive complete years of service prior to or including the year of termination of employment. Plan assets consist primarily of common stocks, fixed income securities and cash. The latest available actuarial valuation is as of December 31, 1999.

                          I.C. ISAACS & COMPANY, INC.

9. RETIREMENT PLAN (CONTINUED)
    Pension expense for 1997, 1998 and 1999 was approximately $373,000, $616,000 and $390,000 respectively, and includes the following components:

                                                  YEARS ENDED DECEMBER 31,
                                              ---------------------------------
                                                1997        1998        1999
                                              ---------   ---------   ---------
Service cost of current period..............  $ 211,000   $ 267,000   $ 207,000
Interest on the above service cost..........     17,000      20,000      15,000
                                              ---------   ---------   ---------
                                                228,000     287,000     222,000
Interest on the projected benefit
  obligation................................    618,000     712,000     609,000
Expected return on plan assets..............   (566,000)   (630,000)   (646,000)
Amortization of prior service cost..........     42,000      42,000      42,000
Amortization of transition amount...........     31,000      31,000      31,000
Amortization of loss........................     20,000     174,000     132,000
                                              ---------   ---------   ---------
Pension cost................................  $ 373,000   $ 616,000   $ 390,000
                                              =========   =========   =========

    The following table sets forth the Plan's funded status and amounts recognized at December 31, 1997, 1998 and 1999:

                                                                YEARS ENDED DECEMBER 31,
                                                          -------------------------------------
                                                             1997         1998          1999
                                                          ----------   -----------   ----------
Vested benefits.........................................  $7,500,000   $ 8,653,000   $7,819,000
Nonvested benefits......................................      43,000       103,000      110,000
                                                          ----------   -----------   ----------
Accumulated benefit obligation..........................   7,543,000     8,756,000    7,929,000
Effect of anticipated future compensation levels and
  other events..........................................     983,000     1,655,000      963,000
                                                          ----------   -----------   ----------
Projected benefit obligation............................   8,526,000    10,411,000    8,892,000
                                                          ----------   -----------   ----------
Fair value of assets held in the plan...................   7,852,000     9,245,000    9,260,000
                                                          ----------   -----------   ----------
(Excess)/deficit of projected benefit obligation over
  plan assets...........................................    (674,000)   (1,166,000)     368,000
Unrecognized net loss from past experience different
  from that assumed.....................................     935,000     2,519,000    1,868,000
Unrecognized prior service cost.........................     342,000       299,000      257,000
Unamortized liability at transition.....................      93,000        62,000       31,000
                                                          ----------   -----------   ----------
Net prepaid periodic pension cost.......................  $  696,000   $ 1,714,000   $2,524,000
                                                          ==========   ===========   ==========

    With respect to the above table, the weighted average discount rate used to measure the projected benefit obligation was 8.0% for 1997 and 7.5% for 1998 and 1999; the rate of increase in future compensation levels is 3%; and the expected long-term rate of return on assets is 8%. The net prepaid periodic pension cost is included in other assets in the accompanying consolidated balance sheets.

10. FOURTH QUARTER ADJUSTMENTS

    During the fourth quarter ended December 31, 1999, the Company increased the inventory valuation reserve by $1,000,000, which had the effect of increasing the net loss by $1,000,000 or $0.14 per share.

                          I.C. ISAACS & COMPANY, INC.

10. FOURTH QUARTER ADJUSTMENTS (CONTINUED)
During the fourth quarter ended December 31, 1998, the Company increased the inventory valuation reserve by $2,500,000 and the valuation allowance related to the deferred tax asset by $1,505,000 which had the effect of increasing the net loss by $4,005,000 or $0.58 per share. During the fourth quarter ended December 31, 1997, the Company increased the allowance for doubtful accounts by $400,000, which had the effect of reducing pro forma net income by $236,000 or $0.05 per share.

11. RESTATEMENT OF THIRD QUARTER RESULTS

    For the third quarter of 1999 and thereafter, the Company, after a review of revised accounting and disclosure guidelines, and on the advice of its independent accountants, has revised its method of accounting for the restructuring of its licensing arrangements for the BOSS trademark (see
Note 8). Under the revised accounting treatment, the third quarter gain of $156,250 and royalty expense reduction of $1,004,000 were netted against the deferred royalty expense instead of being recognized as income. The deferred royalty expense of approximately $1,236,000 is being amortized over the initial term of the License Agreement, which is 39 months. Application of the revised accounting policy resulted in the following as of September 30, 1999:

                                                         THREE
                                                        MONTHS        NINE MONTHS
                                                         ENDED           ENDED
                                                     SEPTEMBER 30,   SEPTEMBER 30,
                                                         1999            1999
                                                     -------------   -------------
Income (loss) as originally reported...............   $  604,052      $(4,440,444)
Effect of restatement..............................   (1,152,250)      (1,152,250)
                                                      ----------      -----------
Restated net loss..................................   $ (548,198)     $(5,592,694)
                                                      ==========      ===========
Earnings (loss) per share as originally reported...   $     0.09      $     (0.65)
Effect of restatement..............................        (0.17)           (0.17)
                                                      ----------      -----------
Restated loss per common share.....................   $    (0.08)     $     (0.82)
                                                      ==========      ===========

12. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

    Cash paid during the year for interest amounted to $2,213,776, $1,689,005 and $1,804,098 for 1997, 1998 and 1999, respectively. Cash paid for income taxes was $1,799,450 in 1998.

    Non-cash effect of restructuring BOSS-Registered Trademark- trademark and licensing arrangement:

Transfer of BOSS-Registered Trademark- trademark............  $ 9,093,750
Exchange of note payable....................................  $11,250,000
Issuance of redeemable preferred stock......................  $ 2,000,000
Liability to issue preferred and common stock...............  $ 2,300,000
Reduction of accrued royalties..............................  $   996,000
Issuance of treasury stock in connection with an amendment
  of the Girbaud-Registered Trademark- women's license
  agreement.................................................  $   750,000

    During 1997, the Company purchased a trademark totaling $11,250,000 by issuing a note payable.