Form 10-Q
period 2000-03-31
IC ISAACS & CO INC
filed 2000-05-15
CIK 1041179

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000.
                                       OR

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

                            ------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    As of May 12, 2000, 7,864,657 shares of common stock ("Common Stock") of the Registrant were outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         PART I--FINANCIAL INFORMATION
                          I.C. ISAACS & COMPANY, INC.
                          CONSOLIDATED BALANCE SHEETS

ITEM 1. FINANCIAL STATEMENTS.

                                                              DECEMBER 31,    MARCH 31,
                                                                  1999          2000
                                                              ------------   -----------
ASSETS
Current
  Cash, including temporary investments of $512,000 and
    $169,000................................................  $ 1,193,093    $   913,642
  Accounts receivable, less allowance for doubtful accounts
    of $725,000 and $775,000................................   10,950,550     18,664,502
  Inventories (Note 1)......................................   18,201,323     17,412,988
  Refundable income taxes...................................      356,265        356,265
  Prepaid expenses and other................................      293,524        497,260
                                                              -----------    -----------
      Total current assets..................................   30,994,755     37,844,657
Property, plant and equipment, at cost, less accumulated
  depreciation and amortization.............................    3,304,512      3,231,306
Trademark and licenses, less accumulated amortization of
  $307,210 and $390,536
  (Note 7)..................................................    1,042,790        959,464
Goodwill, less accumulated amortization of $1,660,650 and
  $1,722,615................................................      991,450        929,485
Deferred royalty expense, less accumulated amortization of
  $88,287 and $176,574......................................    1,059,463        971,176
Other assets................................................    3,042,261      3,168,115
                                                              -----------    -----------
                                                              $40,435,231    $47,104,203
                                                              ===========    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current
  Checks issued against future deposits.....................  $   294,089    $   508,256
  Current maturities of revolving line of credit (Note 2)...    3,644,470      9,568,479
  Current maturities of capital lease obligations...........        6,258        --
  Accounts payable..........................................    1,923,458      2,044,629
  Accrued expenses and other current liabilities (Note 3)...    2,380,476      2,593,953
  Accrued compensation......................................      135,790        220,813
                                                              -----------    -----------
      Total current liabilities.............................    8,384,541     14,936,130
                                                              -----------    -----------

Liability under licensing agreement (Note 7)................    2,300,000      2,300,000

Commitments and Contingencies (Note 7)

Redeemable preferred stock..................................    2,000,000      2,000,000

STOCKHOLDERS' EQUITY (NOTE 6)
  Preferred stock; $.0001 par value; 5,000,000 shares
    authorized, none outstanding............................      --             --
  Common stock; $.0001 par value; 50,000,000 shares
    authorized, 8,344,699 shares issued; 7,197,990 shares
    outstanding.............................................          834            834
  Additional paid-in capital................................   38,674,998     38,674,998
  Accumulated deficit.......................................   (8,615,112)    (8,497,729)
  Treasury stock, at cost (1,146,709 shares)................   (2,310,030)    (2,310,030)
                                                              -----------    -----------
      Total stockholders' equity............................   27,750,690     27,868,073
                                                              -----------    -----------
                                                              $40,435,231    $47,104,203
                                                              ===========    ===========

          See accompanying notes to consolidated financial statements.

                          I.C. ISAACS & COMPANY, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              THREE MONTHS ENDED MARCH 31,
                                                              ----------------------------
                                                                 1999             2000
                                                              -----------      -----------
Net Sales...................................................  $22,527,838      $24,676,050
Cost of Sales...............................................   15,859,409       16,405,548
                                                              -----------      -----------
Gross profit................................................    6,668,429        8,270,502
                                                              -----------      -----------
Operating Expenses
    Selling.................................................    4,186,154        3,354,094
    License fees............................................    1,941,522        2,022,461
    Distribution and shipping...............................      850,332          840,611
    General and administrative..............................    2,138,401        1,703,895
                                                              -----------      -----------
Total operating expenses....................................    9,116,409        7,921,061
                                                              -----------      -----------
Operating income (loss).....................................   (2,447,980)         349,441
                                                              -----------      -----------
Other income (expense)
    Interest, net of interest income of $10,809 and
      $3,562................................................     (430,323)        (244,131)
    Other, net..............................................       25,963          (35,927)
                                                              -----------      -----------
Total other income (expense)................................     (404,360)        (280,058)
                                                              -----------      -----------
Income (loss) before income taxes...........................   (2,852,340)          69,383
Income tax benefit..........................................           --           48,000
                                                              -----------      -----------
Net income (loss)...........................................  $(2,852,340)     $   117,383
                                                              ===========      ===========
Basic earnings (loss) per share.............................  $     (0.42)     $      0.02
Weighted average shares outstanding.........................    6,782,200        7,197,990
Diluted earnings (loss) per share...........................  $     (0.42)     $      0.02
Weighted average shares outstanding.........................    6,782,200        7,452,320

          See accompanying notes to consolidated financial statements.

                          I.C. ISAACS & COMPANY, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              THREE MONTHS ENDED MARCH 31,
                                                              ----------------------------
                                                                 1999             2000
                                                              -----------      -----------
Operating Activities
  Net income (loss).........................................  $(2,852,340)     $   117,383
Adjustments to reconcile net income (loss) to net cash used
  in operating activities
    Provision for doubtful accounts.........................      288,703          184,728
    Write off of accounts receivable........................     (291,703)        (134,728)
    Provision for sales returns and discounts...............      989,511          858,963
    Sales returns and discounts.............................     (943,252)        (736,079)
    Depreciation and amortization...........................      553,899          428,666
    Gain on sale of assets..................................      (14,000)              --
(Increase) decrease in assets
      Accounts receivable...................................   (1,247,420)      (7,886,836)
      Inventories...........................................    3,130,351          788,335
      Refundable income taxes...............................    1,238,001               --
      Prepaid expenses and other............................      337,411         (203,736)
      Other assets..........................................     (319,751)        (143,440)
Increase (decrease) in liabilities
      Accounts payable......................................   (2,050,519)         121,171
      Accrued expenses and other current liabilities........      163,590          213,477
      Accrued compensation..................................        9,865           85,023
                                                              -----------      -----------
Cash used in operating activities...........................   (1,007,654)      (6,307,073)
                                                              -----------      -----------
Investing Activities
  Capital expenditures......................................     (129,560)        (104,296)
  Proceeds from sale of assets..............................      114,000               --
                                                              -----------      -----------
Cash used in investing activities...........................      (15,560)        (104,296)
                                                              -----------      -----------

Financing Activities
  Checks issued against future deposits.....................     (791,315)         214,167
  Principal proceeds from debt..............................    1,383,809        5,924,009
  Principal payments on debt................................      (47,262)          (6,258)
                                                              -----------      -----------
Cash provided by financing activities.......................      545,232        6,131,918
                                                              -----------      -----------
Decrease in cash and cash equivalents.......................     (477,982)        (279,451)
Cash and Cash Equivalents, at beginning of period...........    1,345,595        1,193,093
                                                              -----------      -----------
Cash and Cash Equivalents, at end of period.................  $   867,613      $   913,642
                                                              ===========      ===========

          See accompanying notes to consolidated financial statements.

                          I.C. ISAACS & COMPANY, INC.

                         SUMMARY OF ACCOUNTING POLICIES

BASIS OF PRESENTATION

    The consolidated financial statements include the accounts of I. C. Isaacs & Company, Inc. ("ICI"), I.C. Isaacs Europe, S.L. ("Isaacs Europe"), I.C. Isaacs & Company L.P. (the "Partnership"), Isaacs Design, Inc. ("Design") and I. C. Isaacs Far East Ltd. (collectively, the "Company"). The Company established Isaacs Europe in July 1996 as the exclusive licensee of Beverly Hills Polo Club-Registered Trademark- sportswear in Europe. Isaacs Europe and I. C. Isaacs Far East Ltd. did not have any significant revenue or expenses in 1999 or thus far in 2000. All intercompany balances and transactions have been eliminated.

BUSINESS DESCRIPTION

    The Company, which operates in one business segment, designs, manufactures and markets branded jeanswear and sportswear. The Company offers collections of jeanswear and sportswear for men and women under the Marithe and Francois Girbaud-Registered Trademark- designer brand in the United States and Puerto Rico; lines of sportswear for young men, women and boys under the BOSS-Registered Trademark- brand in the United States and Puerto Rico; and collections of sportswear for men and boys under the Beverly Hills Polo Club-Registered Trademark- brand in the United States, Puerto Rico and Europe. Recently, the Company introduced a focused line of sportswear under its new Urban Expedition (UBX) brand in the United States and Europe. The Company also markets women's pants and jeans under various other Company-owned brand names and under third-party private labels for sale to major chain stores and catalogs.

INTERIM FINANCIAL INFORMATION

    In the opinion of management, the interim financial information as of March 31, 2000 and for the three months ended March 31, 1999 and 2000 contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods. Results for interim periods are not necessarily indicative of results to be expected for an entire year.

    The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the consolidated financial statements, and the notes thereto, included in the Company's Annual Report on Form 10-K for the year ended
December 31, 1999.

RISKS AND UNCERTAINTIES

    The apparel industry is highly competitive. The Company competes primarily with larger, well capitalized companies which have sought to increase market share through massive consumer advertising and price reductions. The Company has continued to experience increased competition from many established and new competitors at both the department store and specialty store channels of distribution. The Company continues to redesign its jeanswear and sportswear lines in an effort to be competitive and compatible with changing consumer tastes. Also, the Company has developed and implemented new marketing initiatives to promote each of its brands, including "shop-in-shops" for its Girbaud-Registered Trademark- brand. A risk to the Company is that such a strategy may lead to continued pressure on profit margins. In the past several years, many of the Company's competitors have switched much of their apparel manufacturing from the United States to foreign locations such as Mexico, the Dominican Republic and throughout Asia.

                          I.C. ISAACS & COMPANY, INC.

As competitors lower production costs, it gives them greater flexibility to lower prices. Over the last several years, the Company has switched a majority of its production to contractors outside the United States to reduce costs. Management believes that it will continue this strategy for the foreseeable future.

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

CONCENTRATION OF CREDIT RISK

    Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of trade accounts receivable. The Company's customer base is not concentrated in any specific geographic region, but is concentrated in the retail industry. For the three months ended March 31, 1999 and 2000, sales to the Company's largest customer were $4,274,388 and $1,701,020, respectively. These amounts constitute 19.0% and 7.0% of total sales, respectively. The significant customer was the same during both periods. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

    The Company is also subject to concentrations of credit risk with respect to its cash and cash equivalents, which it minimizes by placing these funds with high-quality institutions.

    The Company is exposed to credit losses in the event of nonperformance by the counterparties to the letter of credit agreements, but it does not expect any of these financial institutions to fail to meet their obligations given their high credit ratings.

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

                          I.C. ISAACS & COMPANY, INC.

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

                          I.C. ISAACS & COMPANY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. INVENTORIES

    Inventories consist of the following:

                                                     DECEMBER 31,    MARCH 31,
                                                         1999          2000
                                                     ------------   -----------
Raw Materials......................................  $ 1,876,222    $ 3,999,756
Work-in-process....................................    1,009,124        650,872
Finished Goods.....................................   15,315,977     12,762,360
                                                     -----------    -----------
                                                     $18,201,323    $17,412,988
                                                     ===========    ===========

2. LONG-TERM DEBT

    The Company has an asset-based revolving line of credit with Congress Financial Corporation that allowed it to borrow up to $30.0 million based on a percentage of eligible accounts receivable and inventory. Borrowings under the revolving line of credit bore interest at the lender's prime rate less 0.25%. In March 1999, the Company amended the Agreement to extend the date of termination of the Agreement from June 30, 1999 to December 31, 2000. The amended Agreement provides that the Company may borrow up to 80.0% of net eligible accounts receivable and a portion of imported inventory, as defined in the Agreement. Borrowings under the Agreement may not exceed $25.0 million including outstanding letters of credit, which are limited to $8.0 million, and bear interest at the lender's prime rate of interest plus 1.0%. In connection with amending the Agreement, the Company will pay Congress a financing fee of $125,000, one half of which was paid at the time of closing and the other half of which will be paid on June 30, 2000. The financing fee will be amortized over 21 months. Under the terms of the credit agreement, as amended, the Company is required to maintain minimum levels of working capital and tangible net worth. The Company was in violation of the net worth covenant as of March 31, 2000 and has obtained a waiver, through May 31, 2000, from Congress.

3. ACCRUED EXPENSES

    Accrued expenses consist of the following:

                                                      DECEMBER 31,   MARCH 31,
                                                          1999          2000
                                                      ------------   ----------
Royalties...........................................   $  816,069    $1,120,747
Severance benefits..................................      525,004       437,504
Customer credit balances............................      233,011       221,979
Payable to salesmen.................................          751       192,531
Payroll tax withholdings............................      136,216       178,533
Bonuses.............................................       84,000        96,000
Deferred fees.......................................       62,500        62,500
Income taxes payable................................      110,000        62,000
Accrued professional fees...........................      100,000        50,000
Property taxes......................................      106,812        17,400
Machine rentals.....................................      105,942            --
Other...............................................      100,171       154,759
                                                       ----------    ----------
                                                       $2,380,476    $2,593,953
                                                       ==========    ==========

                          I.C. ISAACS & COMPANY, INC.

4. INCOME TAXES

    The Company has estimated its annual effective tax rate at 0% based on its estimate of pre-tax income for 2000. Also, the Company has net operating loss carryforwards of approximately $24.0 million for income tax reporting purposes for which no income tax benefit has been recorded due to the uncertainty over the level of taxable income in 2000.

5. EARNINGS PER SHARE

    Earnings per share is based on the weighted average number of shares of common stock and dilutive common stock equivalents outstanding. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity. The following table presents a reconciliation between the weighted average shares outstanding for basic and diluted earnings per share for the quarter ended March 31, 2000.

                                                                                       PER
                                                                                      SHARE
                                                               INCOME     SHARES      AMOUNT
                                                              --------   ---------   --------
Basic Earnings per share
Income available to common shareholders.....................  $117,383   7,197,990    $0.02
Effect of dilutive options..................................               254,330
Dilutive earnings per share.................................  $117,383   7,452,320    $0.02
                                                              --------   ---------    -----

6. STOCK OPTIONS

    In May 1997, the Company adopted the 1997 Omnibus Stock Plan. Under the 1997 Omnibus Stock Plan, the Company may grant qualified and nonqualified stock options, stock appreciation rights, restricted stock or performance awards, payable in cash or shares of common stock, to selected employees. The Company has reserved 1,100,000 shares of common stock for issuance under the 1997 Omnibus Stock Plan, as amended. Options vest at the end of the second year and expire 10 years from the date of grant and upon termination of employment.

    The following table relates to stock option activity in the first quarter of 2000, under the Plan:

                                                   NUMBER OF     OPTION PRICE
                                                    SHARES        PER SHARE
                                                   ---------   ----------------
Outstanding at December 31, 1999.................    996,250   $1.188 to $2.125
Granted..........................................     15,000        $1.84
Outstanding at March 31, 2000....................  1,011,250   $1.188 to $2.125

    The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS 123"), but applies the intrinsic value method set forth in Accounting Principles Board Opinion No. 25. For stock options granted to employees, the Company has estimated the fair value of each option granted using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rate of 4.70%, expected volatility of 90%, expected option life of 5.5 years and no dividend payment expected. Using these assumptions, the fair value of the stock options granted is $1.16. There were no adjustments made in calculating the fair

                          I.C. ISAACS & COMPANY, INC.

6. STOCK OPTIONS (CONTINUED)
value to account for vesting provisions or for non-transferability or risk of forfeiture. The weighted average remaining life for options outstanding at March 31, 2000 is 8 years.

    If the Company had elected to recognize compensation expense based on the fair value at the grant dates, consistent with the method prescribed by SFAS No. 123, net income per share would have been changed to the pro forma amount indicated below:

                                                          THREE MONTHS ENDED
                                                   --------------------------------
                                                   MARCH 31, 1999    MARCH 31, 2000
                                                   ---------------   --------------
Net income:
  As reported....................................    $(2,852,340)     $   117,383
  Pro forma......................................     (3,135,952)        (117,692)

Basic and diluted loss per share:
  As reported....................................    $     (0.42)     $      0.02
  Pro forma......................................          (0.46)           (0.02)

7. COMMITMENTS AND CONTINGENCIES

    On October 22, 1999, the Company, Ambra and Hugo Boss entered into an agreement to restructure the licensing arrangement for the use of the BOSS-Registered Trademark- trademark. In settlement of the $2,300,000 liability related to the licensing agreement, the Company issued, in May 2000, 1,300,000 shares of redeemable preferred stock having an estimated fair market value of $1,300,000 and 666,667 shares of common stock, which had an aggregate value of $1,000,000 based on the market price of $1.50 at the time the parties agreed to the restructuring. The minimum annual royalties under the BOSS-Registered Trademark- license agreement are as follows:

2000........................................................  $3,200,000
2001........................................................  $3,200,000
2002........................................................  $2,600,000
2003........................................................  $2,100,000

    In November 1997 and as further amended in March and November 1998, the Company entered into an exclusive license agreement with Latitude Licensing Corp. to manufacture and market men's jeanswear, casual wear, outerwear and active influenced sportswear under the Girbaud-Registered Trademark- brand and certain related trademarks in the United States, Puerto Rico and the U.S. Virgin Islands. The initial term of the agreement extended through December 31, 1999. The agreement has been extended through December 31, 2002, upon which date the Company will have the option to renew the agreement for an additional five years. Under the agreement, the Company is required to make payments to the licensor in an amount equal to 6.25% of net sales or regular licensed merchandise and 3.0% of certain irregular and closeout licensed merchandise. Payments are subject to guaranteed minimum annual royalties as follows:

2000........................................................  $2,000,000
2001........................................................  $2,500,000

    Beginning with the first quarter of 1998, the Company became obligated to pay the greater of actual royalties earned or the minimum guaranteed royalties for that year. The Company is required to spend at

                          I.C. ISAACS & COMPANY, INC.

7. COMMITMENTS AND CONTINGENCIES (CONTINUED) least $500,000 in advertising men's Girbaud-Registered Trademark- brand products in each year through the term of the Girbaud men's agreement.

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

    In January 2000, the Company entered into a global sourcing agreement with G.I. Promotions to act as a non-exclusive sourcing agent to licensees of the Marithe & Francoise Girbaud trademark for the manufacture of Girbaud jeanswear and sportswear. The global sourcing agreement extends until December 31, 2003 and provides that the Company shall net a facilitation fee of 5.0% of the total FOB pricing for each order shipped to licensees under this agreement. Also in January 2000, the Company entered into a license agreement with Wurzburg Holding S.A. ("Wurzburg"). The license has a term of three years and provides that the Company shall pay Wurzburg a royalty of 1.0% of the total FOB pricing for each order shipped to a licensee under the global sourcing agreement.

    Since 1993, the Company has had an exclusive wholesale licensing arrangement with BHPC Marketing, Inc. for the manufacture and promotion of certain men's sportswear bearing the registered trademark Beverly Hills Polo Club. The BHPC men's agreement has a three year term expiring December 31, 2001 with renewal options for a total of six years. Under the men's agreement the Company is required to make payments to the licensor in an amount equal to 5.0% of net invoiced sales of licensed products and to spend an amount equal to 1.0% of net invoiced sales of such merchandise in advertising for the licensed

                          I.C. ISAACS & COMPANY, INC.

7. COMMITMENTS AND CONTINGENCIES (CONTINUED) products. Payments is subject to a guaranteed minimum annual royalty of $586,000 in each of 2000 and 2001.

    In May 1998, the Company entered into a license agreement with BHPC Marketing, Inc., to manufacture and market boys knitted and woven shirts, cotton pants, jeanswear, shorts, swimwear and outerwear under the Beverly Hills Polo Club-Registered Trademark- brand in the United States and Puerto Rico. The initial term of the agreement is three years, commencing January 1, 1999, with renewal options for a total of six years. Under the boy's agreement the Company is required to make payments to the licensor in an amount equal to 5.0% of net sales in 1999 and is subject to guaranteed annual minimum royalties of $75,000 and $100,000 in 2000 and 2001, respectively.

    On August 15, 1995, I.C. Isaacs Europe, S.L., a Spanish limited corporation and wholly-owned subsidiary of the Company, entered into retail and wholesale license agreements (collectively, the "International Agreements") for use of the Beverly Hills Polo Club-Registered Trademark- trademark in Europe. The International Agreements, as amended, provide certain exclusive rights to use the Beverly Hills Polo Club-Registered Trademark- trademark in all countries in Europe for an initial term of three years ending December 31, 1999, renewable at the Company's option, provided the Company is not in breach thereof at the time the renewal notice is given, through five consecutive extensions ending
December 31, 2007. Effective March 1, 1999, BHPC Marketing, Inc. amended the International Agreements to eliminate all royalties through December 31, 1999. For the period beginning January 1, 2000 and ending June 30, 2000, no guaranteed minimum annual royalties or guaranteed net shipment volumes apply; for the period beginning July 1, 2001 and ending December 31, 2000, the royalty rate shall be 3.0% of wholesale sales of BHPC products including purchases of BHPC products by Beverly Hills Polo Club retail stores in Europe ("Wholesale Sales") and no guaranteed annual royalties shall apply; for the period beginning
January 1, 2001 and ending December 31, 2001, the royalty rate shall be 3.0% of Wholesale Sales, and the guaranteed annual royalty shall be $60,000; for the period beginning January 1, 2002 and ending December 31, 2003, the royalty rate shall be 5.0% of Wholesale Sales, the guaranteed annual royalty shall be $150,000 and the Company shall be subject to the guaranteed net shipment volumes in effect immediately prior to the amendment dated March 1, 1999. For the period beginning January 1, 2000 and ending December 31, 2001, the Company is required to spend an amount equal to 4.0% of Wholesale Sales in advertising the BHPC line. During each of 2002 and 2003, the Company is required to spend an amount equal to 2.0% of Wholesale Sales in advertising the BHPC line.

    The Company and certain of its current and former officers and directors have been named as defendants in three putative class actions filed in United States District Court for the District of Maryland. The first of the actions was filed on November 10, 1999 by Leo Bial and Robert W. Hampton. The three actions, which have been consolidated with Mr. Bial as the first-named plaintiff, purport to have been brought on behalf of all persons (other than the defendants and their affiliates) who purchased the Company's stock between December 17, 1997 and November 11, 1998. The plaintiffs allege that the registration statement and prospectus issued in connection with the Company's initial public offering, completed in December 1997, contained materially false and misleading statements, which artificially inflated the price of the Company's stock during the class period. Specifically, the complaints allege violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Act of 1934 and Rule 10b-5 promulgated thereunder. The plaintiffs seek recision, damages, costs and expenses, including attorneys' fees and experts' fees, and such other relief as may be just and proper. The Company believes that the plaintiff's allegations are without merit and intends to defend the cases vigorously.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

IMPORTANT INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

    This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Those statements include indications regarding the intent, belief or current expectations of the Company and its management, including the Company's plans with respect to the manufacturing marketing and distribution of its products, its expectations with respect to risks of its investments and the performance of the counterparties to its letter of credit agreement, its plans not to invest in derivative instruments, its expectations regarding future capital expenditures and its beliefs and intent with respect to the pending class action lawsuit. Such statements are subject to a variety of risks and uncertainties, many of which are beyond the Company's control, which could cause actual results to differ materially from those contemplated in such forward-looking statements, including in particular the risks and uncertainties described under "Risk Factors" in the Company's Prospectus which include, among other things, (i) changes in the marketplace for the Company's products, including customer tastes, (ii) the introduction of new products or pricing changes by the Company's competitors,
(iii) changes in the economy, and (iv) termination of one or more of its agreements for use of the BOSS-Registered Trademark-, Beverly Hills Polo Club-Registered Trademark- and Girbaud-Registered Trademark- brand names and images in the manufacture and sale of the Company's products. Existing and prospective investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereto. The Company undertakes no obligation to update or revise the information contained in this Quarterly Report on form 10-Q, whether as a result of new information, future events or circumstances or otherwise.

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

                                                                 THREE MONTHS
                                                                     ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                               1999       2000
                                                               -----      -----
Net sales...................................................   100.0%     100.0%
Cost of sales...............................................    70.4       66.5
                                                               -----      -----
Gross profit................................................    29.6       33.5
Selling expenses............................................    18.6       13.6
License fees................................................     8.6        8.2
Distribution and shipping expenses..........................     3.8        3.4
General and administrative expenses.........................     9.5        6.9
                                                               -----      -----
Operating Income (loss).....................................   (10.9)%      1.4%
                                                               =====      =====

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

    NET SALES.

    Net sales increased 9.8% to $24.7 million in the three months ended March 31, 2000 from $22.5 million in the three months ended March 31, 1999. The increase was primarily due to higher volume shipments of the Girbaud-Registered Trademark- brand partially offset by decreases in shipments of BOSS-Registered Trademark- and Beverly Hills

Polo Club-Registered Trademark- men's sportswear. Net sales of Girbaud-Registered Trademark- sportswear increased $11.6 million to $15.0 million. The Company began shipping the men's Girbaud product line in the second quarter of 1998 and the women's Girbaud product line in the fourth quarter of 1998. Net sales of BOSS-Registered Trademark- sportswear decreased $8.0 million or 66.1% to $4.1 million due to intense competition in the jeanswear market, particularly with respect to the BOSS-Registered Trademark- brand, and changing consumer tastes. Net sales of Beverly Hills Polo Club-Registered Trademark-sportswear decreased $0.6 million or 14.3% to $3.6 million due to lower demand for men's bottoms and tops. Net sales of Beverly Hills Polo Club men's sportswear decreased $1.1 million to $3.0 million while net sales of Beverly Hills Polo Club boy's sportswear increased $0.5 million to $0.6 million. The Company began marketing boys' sportswear under the Beverly Hills Polo Club-Registered Trademark- brand in the first quarter of 1999. The Company began shipping its UBX line in the first quarter of 2000 and was able to ship $0.6 million in the three months ended March 31, 2000. The Company's women's private label sales decreased $1.4 million or 50.0% to $1.4 million from March 31, 1999 to March 31, 2000. In November 1998, the Company entered into exclusive international license agreements to manufacture and market men's and women's sportswear under the Girbaud brand in selected countries in Central and South America and in the Caribbean. International sales were insignificant for the three months ended March 31, 1999 and 2000.

    GROSS PROFIT.

    Gross profit increased 23.9% to $8.3 million in the three months ended March 31, 2000 from $6.7 million in the three months ended March 31, 1999. Gross profit as a percentage of net sales increased from 29.6% to 33.5% over the same period. The increase in gross profit was due to increased sales, especially in the Girbaud brand, which generates higher margins than the Company's other products, and a reduction in the amount of inventory markdowns.

SELLING, DISTRIBUTION, GENERAL AND ADMINISTRATIVE EXPENSES.

    Selling, distribution, general, and administrative expenses ("SG&A") decreased 18.1% to $5.9 million in the three months ended March 31, 2000 from $7.2 million in the three months ended March 31, 1999. As a percentage of net sales, SG&A expenses decreased to 23.9% from 31.9% over the same period due to higher net sales coupled with reduced advertising expenditures as well as lower bad debt and amortization expenses. Advertising expenditures decreased
$0.6 million to $0.6 million as the Company reduced targeted advertising campaigns for BOSS and Beverly Hills Polo Club. The Company is required to spend at least $1.1 million in advertising for the women's and men's Girbaud-Registered Trademark- brands in 2000. Distribution and shipping expenses remained essentially unchanged for the three months ended March 31, 2000 and 1999. General and administrative expenses decreased 19.0% to $1.7 million in the three months ended March 31, 2000 from $2.1 million in the three months ended March 31, 1999. The decrease is attributable to lower bad debt expense and amortization expenses related to the transfer of the BOSS trademark in October 1999.

LICENSE FEES.

    License fees increased $0.1 million to $2.0 million in the three months ended March 31, 2000 from $1.9 million in the three months ended March 31, 2000. As a percentage of net sales, license fees decreased from 8.6% to 8.2%. The increase in license fees is directly related to the growth in sales of Girbaud merchandise. The Company anticipates that it will continue to exceed the minimum quarterly sales levels in the Girbaud license agreements, which will result in higher license fees.

OPERATING INCOME (LOSS).

    Operating income (loss) decreased 112.5% to $0.3 million in the three months ended March 31, 2000 from $(2.4) million in the three months ended March 31, 1999. The improvement was due to higher net sales and gross profit coupled with a decrease in operating expenses.

INTEREST EXPENSE.

    Interest expense decreased $0.2 million to $0.2 million in the three months ended March 31, 2000. The Company eliminated $0.3 million in interest expense related to the $11.25 million note payable for the BOSS trademark that was cancelled in the third quarter of 1999, offset by an increase in interest expense related to higher borrowings under the line of credit.

INCOME TAXES.

    The Company has estimated its annual effective tax rate at 0% based on its estimate of pre-tax income for 2000. Also, the Company has net operating loss carryforwards of approximately $24.0 million for income tax reporting purposes for which no income tax benefit has been recorded due to the uncertainty over the level of taxable income in 2000.

LIQUIDITY AND CAPITAL RESOURCES

    The Company has relied primarily on internally generated funds, trade credit and asset-based borrowings to finance its operations. The Company's capital requirements primarily result from working capital needed to support increases in inventory and accounts receivable. The Company's working capital decreased significantly during the first three months of 2000 compared to the first three months of 1999, primarily due to a cumulative net loss of $7.2 million over the four quarters ended March 31, 2000. As of March 31, 2000, the Company had cash, including temporary investments, of $0.9 million and working capital of $22.9 million compared to $0.9 million and $28.9 million, respectively, as of March 31, 1999.

OPERATING CASH FLOW

    Cash used by operations totaled $6.3 million for the first three months of 2000 primarily due to increases in accounts receivable. Cash used for investing activities for the first three months of 2000 were $0.1 million. Cash provided by financing activities totaled $6.1 million for the first three months of 2000, resulting primarily from borrowings on the Company's revolving line of credit.

    Accounts receivable increased $7.9 million from December 31, 1999 to March 31, 2000 compared to an increase of $1.2 million from December 31, 1998 to March 31, 1999. Inventory decreased $0.8 million from December 31, 1999 to
March 31, 2000 compared to a decrease of $3.1 million from December 31, 1998 to March 31, 1999. The Company has strengthened its control over inventory in order to reduce growth in inventory.

    Capital expenditures were $0.1 million for the first three months of 2000 compared with $0.1 million for the first three months of 1999. The Company does not expect to incur significant capital expenditures during the rest of 2000.

    On May 15, 2000, the Company announced that it intends to close its Raleigh, Mississippi manufacturing facility. It is anticipated that such closure will occur during the third quarter and will result in a charge to earnings. The production in this facility will be transferred to third party independent contractor facilities in Mexico.

CREDIT FACILITIES

    The Company has an asset-based revolving line of credit with Congress Financial Corporation that allowed it to borrow up to $30.0 million based on a percentage of eligible accounts receivable and inventory. Borrowings under the revolving line of credit bore interest at the lender's prime rate less 0.25%. In March 1999, the Company amended the Agreement to extend the date of termination of the Agreement from June 30, 1999 to December 31, 2000. The amended Agreement provides that the Company may borrow up to 80.0% of net eligible accounts receivable and a portion of imported inventory, as defined in the Agreement. Borrowings under the Agreement may not exceed $25.0 million including outstanding letters of credit, which are limited to $8.0 million, and bear interest at the lender's prime rate of interest plus 1.0%. In connection with amending the Agreement the Company will pay Congress a financing fee of $125,000, one half of which was paid at the time of closing and the other half of which will be paid on June 30, 2000. The financing fee will be amortized over 21 months. Under the terms of the credit agreement, as amended, the Company is required to maintain minimum levels of working capital and tangible net worth. The Company was in violation of the net worth covenant as of March 31, 2000 and has obtained a waiver, through May 31, 2000, from Congress.

    The Company extends credit to its customers. Accordingly, the Company may have significant risk in collecting accounts receivable from its customers. The Company has credit policies and procedures which it uses to minimize exposure to credit losses. The Company's collection personnel regularly contact customers with receivable balances outstanding beyond 30 days to expedite collection. If these collection efforts are unsuccessful, the Company may discontinue merchandise shipments until the outstanding balance is paid. Ultimately, the Company may engage an outside collection organization to collect past due accounts. Timely contact with customers by collection personnel has been effective in reducing credit losses to an immaterial amount. In the first quarter of 1999 and 2000, the Company's credit losses were $0.3 million and
0.2 million, respectively. In each of these periods, the Company's actual credit losses as a percentage of net sales has been less than one and one-half percent.

    The Company believes that current levels of cash and cash equivalents ($0.9 million at March 31, 2000) together with cash from operations and existing credit facilities, will be sufficient to meet its working capital requirements for the next 12 months.

SEASONALITY

    The Company's business is impacted by the general seasonal trends that are characteristic of the apparel and retail industries. In the Company's segment of the apparel industry, sales are generally higher in the first and third quarters. Historically, the Company has taken greater markdowns in the second and fourth quarters. The Company generally receives orders for its products three to five months prior to the time the products are delivered to stores. As of March 31, 2000, the Company had unfilled orders of approximately
$36.0 million, compared to approximately $23.0 million of such orders as of March 31, 1999. The backlog of orders at any given time is affected by a number of factors, including seasonality, weather conditions, scheduling of manufacturing and shipment of products. As the timing of the shipment of products may vary from year to year, the results for any particular quarter may not be indicative of the results for the full year.

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

                                                       I.C. ISAACS & COMPANY, INC.

                                                       By:             /s/ ROBERT J. ARNOT
                                                            -----------------------------------------
                                                                         Robert J. Arnot
                                                               CHAIRMAN OF THE BOARD, PRESIDENT AND
                                                                     CHIEF EXECUTIVE OFFICER

Dated: May 15, 2000

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                      NAME                                    CAPACITY                    DATE
                      ----                                    --------                    ----
                                                  Chairman of the Board, Chief
              /s/ ROBERT J. ARNOT                   Executive Officer, President
     --------------------------------------         and Director (Principal           May 15, 2000
                Robert J. Arnot                     Executive Officer)

                                                  Vice President and Chief
                                                    Financial
            /s/ EUGENE C. WIELEPSKI                 Officer and Director
     --------------------------------------         (Principal                        May 15, 2000
              Eugene C. Wielepski                   Financial and Accounting
                                                    Officer)