Form 10-Q
period 2000-06-30
IC ISAACS & CO INC
filed 2000-08-14
CIK 1041179

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

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000.
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                        COMMISSION FILE NUMBER: 0-23379

                            ------------------------

                          I.C. ISAACS & COMPANY, INC.

             (Exact name of Registrant as specified in its Charter)

                  DELAWARE                                      52-1377061
(State or other jurisdiction of incorporation        (IRS Employer Identification No.)
              or organization)

              3840 BANK STREET                                  21224-2522
                BALTIMORE, MD                                   (Zip Code)
  (Address of principal executive offices)

                                 (410) 342-8200
              (Registrant's telephone number, including area code)

                                      NONE
   (Former name, former address and former, fiscal year-if changed since last report)

                            ------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    As of August 14, 2000, 7,864,657 shares of common stock ("Common Stock") of the Registrant were outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         PART I--FINANCIAL INFORMATION

                          I.C. ISAACS & COMPANY, INC.

                          CONSOLIDATED BALANCE SHEETS

ITEM 1.  FINANCIAL STATEMENTS.

                                                              DECEMBER 31,     JUNE 30,
                                                                  1999           2000
                                                              ------------   ------------
ASSETS
Current
    Cash, including temporary investments of $512,000 and
      $391,000..............................................  $ 1,193,093    $  1,132,233
    Accounts receivable, less allowance for doubtful
      accounts of $725,000 and $775,000.....................   10,950,550      17,023,343
    Inventories (Note 1)....................................   18,201,323      15,741,641
    Refundable income taxes.................................      356,265         342,822
    Prepaid expenses and other..............................      293,524         433,085
                                                              -----------    ------------
        Total current assets................................   30,994,755      34,673,124
Property, plant and equipment, at cost, less accumulated
  depreciation and amortization.............................    3,304,512       3,328,293
Trademark and licenses, less accumulated amortization of
  $307,210 and $471,862 (Note 7)............................    1,042,790         878,138
Goodwill, less accumulated amortization of $1,660,650 and
  $1,784,580................................................      991,450         867,520
Deferred royalty expense, less accumulated amortization of
  $88,287 and $264,861......................................    1,059,463         882,889
Other assets................................................    3,042,261       3,242,117
                                                              -----------    ------------
                                                              $40,435,231    $ 43,872,081
                                                              ===========    ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current
    Checks issued against future deposits...................  $   294,089    $  1,244,907
    Current maturities of revolving line of credit (Note
      2)....................................................    3,644,470       7,967,074
    Current maturities of capital lease obligations.........        6,258              --
    Accounts payable........................................    1,923,458       2,668,916
    Accrued expenses and other current liabilities (Note
      3)....................................................    2,380,476       2,552,397
    Accrued compensation....................................      135,790          93,065
                                                              -----------    ------------
        Total current liabilities...........................    8,384,541      14,526,359
                                                              -----------    ------------

Liability under licensing agreement (Note 7)................    2,300,000              --

Commitments and Contingencies (Note 7)

Redeemable preferred stock..................................    2,000,000       3,300,000

STOCKHOLDERS' EQUITY (NOTE 6)
    Preferred stock; $.0001 par value; 5,000,000 shares
      authorized, none outstanding..........................           --              --
    Common stock; $.0001 par value; 50,000,000 shares
      authorized, 8,344,699 and 9,011,366 shares issued;
      7,197,990 and 7,864,657 shares outstanding............          834             901
    Additional paid-in capital..............................   38,674,998      39,674,931
    Accumulated deficit.....................................   (8,615,112)    (11,320,080)
    Treasury stock, at cost (1,146,709 shares)..............   (2,310,030)     (2,310,030)
                                                              -----------    ------------
        Total stockholders' equity..........................   27,750,690      26,045,722
                                                              ===========    ============
                                                              $40,435,231    $ 43,872,081
                                                              ===========    ============

          See accompanying notes to consolidated financial statements.

                          I.C. ISAACS & COMPANY, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                            THREE MONTHS ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,
                                            ---------------------------   -------------------------
                                                1999           2000          1999          2000
                                            ------------   ------------   -----------   -----------
Net Sales.................................  $20,756,858    $23,602,928    $43,284,696   $48,278,978
Cost of Sales.............................   14,648,477     17,582,147     30,507,886    33,987,695
                                            -----------    -----------    -----------   -----------
Gross profit..............................    6,108,381      6,020,781     12,776,810    14,291,283
                                            -----------    -----------    -----------   -----------
Operating Expenses
    Selling...............................    2,792,414      3,433,045      6,978,568     6,787,139
    License fees..........................    1,729,286      1,944,737      3,670,808     3,967,198
    Distribution and shipping.............      684,827        756,781      1,535,159     1,597,392
    General and administrative............    2,124,609      2,239,226      4,263,010     3,943,121
    Provision for severance (Note 7)......      750,000        225,000        750,000       225,000
                                            -----------    -----------    -----------   -----------
Total operating expenses..................    8,081,136      8,598,789     17,197,545    16,519,850
                                            -----------    -----------    -----------   -----------
Operating loss............................   (1,972,755)    (2,578,008)    (4,420,735)   (2,228,567)
Other income (expense)
    Interest, net of interest income of
      $10,809, $3,232, $14,564 and
      $6,794..............................     (419,323)      (255,410)      (849,646)     (499,541)
    Other, net............................      199,922         11,067        225,885       (24,860)
                                            -----------    -----------    -----------   -----------
Total other income (expense)..............     (219,401)      (244,343)      (623,761)     (524,401)
                                            -----------    -----------    -----------   -----------
Loss before income taxes..................   (2,192,156)    (2,822,351)    (5,044,496)   (2,752,968)
Income tax benefit........................           --             --             --        48,000
                                            -----------    -----------    -----------   -----------
Net loss..................................  $(2,192,156)   $(2,822,351)   $(5,044,496)  $(2,704,968)
                                            ===========    ===========    ===========   ===========
Basic and diluted loss per share..........  $     (0.32)   $     (0.37)   $     (0.74)  $     (0.37)
Weighted average shares outstanding.......    6,781,101      7,622,899      6,781,101     7,410,444

          See accompanying notes to consolidated financial statements.

                          I.C. ISAACS & COMPANY, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              SIX MONTHS ENDED JUNE 30,
                                                              -------------------------
                                                                 1999          2000
                                                              -----------   -----------
Operating Activities
    Net loss................................................  $(5,044,496)  $(2,704,968)
Adjustments to reconcile net loss to net cash used in
  operating activities
    Provision for doubtful accounts.........................      487,495       482,898
    Write off of accounts receivable........................   (1,215,495)     (432,898)
    Provision for sales returns and discounts...............    2,021,258     2,050,111
    Sales returns and discounts.............................   (2,009,293)   (2,051,725)
    Depreciation and amortization...........................    1,103,660       866,029
    Gain on sale of assets..................................     (211,448)           --
    Compensation expense on stock options...................        2,363         4,375
(Increase) decrease in assets
        Accounts receivable.................................     (976,603)   (6,121,179)
        Inventories.........................................    3,983,503     2,459,682
        Refundable income taxes.............................    1,340,607        13,443
        Prepaid expenses and other..........................      430,787      (139,560)
        Other assets........................................     (339,530)     (235,569)
Increase (decrease) in liabilities
        Accounts payable....................................   (1,338,984)      745,458
        Accrued expenses and other current liabilities......      592,922       167,546
        Accrued compensation................................       74,186       (42,725)
                                                              -----------   -----------
Cash used in operating activities...........................   (1,099,068)   (4,939,082)
                                                              -----------   -----------
Investing Activities
    Capital expenditures....................................     (225,313)     (388,942)
    Proceeds from sale of assets............................      211,448            --
                                                              -----------   -----------
Cash used in investing activities...........................      (13,865)     (388,942)
                                                              -----------   -----------
Financing Activities
    Checks issued against future deposits...................     (611,214)      950,818
    Principal proceeds from debt............................    1,862,385     4,322,604
    Principal payments on debt..............................      (93,517)       (6,258)
    Purchase of treasury stock..............................     (100,000)           --
                                                              -----------   -----------
Cash provided by financing activities.......................    1,057,654     5,267,164
                                                              -----------   -----------
Decrease in cash and cash equivalents.......................      (55,279)      (60,860)
Cash and Cash Equivalents, at beginning of period...........    1,345,595     1,193,093
                                                              -----------   -----------
Cash and Cash Equivalents, at end of period.................  $ 1,290,316   $ 1,132,233
                                                              -----------   -----------

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

BUSINESS DESCRIPTION

    The Company, which operates in one business segment, designs, manufactures and markets branded jeanswear and sportswear. The Company offers collections of jeanswear and sportswear for men and women under the Marithe & Francois Girbaud-Registered Trademark- designer brand in the United States and Puerto Rico; collections of sportswear for men and boys under the Beverly Hills Polo Club-Registered Trademark- brand in the United States, Puerto Rico and Europe; and lines of sportswear for young men, women and boys under the BOSS-Registered Trademark- brand in the United States and Puerto Rico. The Company recently acquired a license to offer jeanswear and sportswear under the Girbaud-Registered Trademark- brand in Canada. Recently, the Company introduced a focused line of sportswear under its new Urban Expedition (UBX) brand in the United States and Europe. The Company also markets women's pants and jeans under various other Company-owned brand names and under third-party private labels for sale to major chain stores and catalogs.

INTERIM FINANCIAL INFORMATION

    In the opinion of management, the interim financial information as of June 30, 2000 and for the six months ended June 30, 1999 and 2000 contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods. Results for interim periods are not necessarily indicative of results to be expected for an entire year.

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

RISKS AND UNCERTAINTIES

    The apparel industry is highly competitive. The Company competes with many companies, including larger, well capitalized companies which have sought to increase market share through massive consumer advertising and price reductions. The Company continues to experience increased competition from many established and new competitors at both the department store and specialty store channels of distribution. The Company continues to redesign its jeanswear and sportswear lines in an effort to be competitive and compatible with changing consumer tastes. Also, the Company has developed and implemented new marketing initiatives to promote each of its brands, including "shop-in-shops" for its Girbaud-Registered Trademark- brand. A risk to the Company is that such a strategy may lead to continued pressure on profit margins. In the past several years, many of the Company's competitors have switched much of their apparel manufacturing from the United States to foreign locations such as Mexico, the Dominican Republic and throughout Asia. As competitors lower production costs, it gives them greater flexibility to lower prices. Over the last several

                          I.C. ISAACS & COMPANY, INC.

years, the Company also switched nearly all of its production to contractors outside the United States to reduce costs.

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

CONCENTRATION OF CREDIT RISK

    Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of trade accounts receivable. The Company's customer base is not concentrated in any specific geographic region, but is concentrated in the retail industry. For the six months ended June 30, 2000, sales to no one customer accounted for more than 10.0% of net sales. For the six months ended June 30, 1999, sales to the Company's two largest customers were $9,214,832 and $7,955,464, respectively. These amounts constitute 21.3% and 13.1% of total sales, respectively. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

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

COMPREHENSIVE INCOME

    Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company has no items of comprehensive income to report.

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

                          I.C. ISAACS & COMPANY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. INVENTORIES

    Inventories consist of the following:

                                                     DECEMBER 31,    JUNE 30,
                                                         1999          2000
                                                     ------------   -----------
Raw Materials......................................  $ 1,876,222    $ 2,059,267
Work-in-process....................................    1,009,124        768,317
Finished Goods.....................................   15,315,977     12,914,057
                                                     -----------    -----------
                                                     $18,201,323    $15,741,641
                                                     ===========    ===========

2. LONG-TERM DEBT

    The Company has an asset-based revolving line of credit with Congress Financial Corporation ("Congress") that allowed it to borrow up to $30.0 million based on a percentage of eligible accounts receivable and inventory. Borrowings under the revolving line of credit bore interest at the lender's prime rate less 0.25%. In March 1999, the Company amended the Agreement to extend the date of termination of the Agreement from June 30, 1999 to December 31, 2000. The amended Agreement provides that the Company may borrow up to 80.0% of net eligible accounts receivable and a portion of imported inventory, as defined in the Agreement. Borrowings under the Agreement may not exceed $25.0 million including outstanding letters of credit, which are limited to $8.0 million, and bear interest at the lender's prime rate of interest plus 1.0%. In connection with amending the Agreement, the Company paid Congress a financing fee of $125,000, one half of which was paid at the time of closing and the other half of which was paid in June, 2000. The financing fee will be amortized over 21 months. Under the terms of the credit agreement, as amended, the Company is required to maintain minimum levels of working capital and tangible net worth. The Company was in violation of the net worth covenant as of June 30, 2000 and has obtained a waiver, through August 31, 2000, from Congress.

3. ACCRUED EXPENSES

    Accrued expenses consist of the following:

                                                      DECEMBER 31,    JUNE 30,
                                                          1999          2000
                                                      ------------   ----------
Royalties...........................................   $  816,069    $1,086,730
Severance benefits..................................      525,004       655,004
Customer credit balances............................      233,011       286,410
Payable to salesmen.................................          751        75,401
Payroll tax withholdings............................      136,216       119,267
Compensation expense................................        7,263        11,638
Deferred fees.......................................       62,500            --
Income taxes payable................................      110,000            --
Accrued professional fees...........................      100,000        50,000
Property taxes......................................      106,812        34,800
Machine rentals.....................................      105,942            --
Other...............................................      176,908       233,147
                                                       ----------    ----------
                                                       $2,380,476    $2,552,397
                                                       ==========    ==========

                          I.C. ISAACS & COMPANY, INC.

4. INCOME TAXES

    The Company has estimated its annual effective tax rate at 0% based on its estimate of pre-tax income for 2000. Also, the Company has net operating loss carryforwards of approximately $27.0 million for income tax reporting purposes for which no income tax benefit has been recorded due to the uncertainty over the level of future taxable income.

5. EARNINGS PER SHARE

    Earnings per share is based on the weighted average number of shares of common stock and dilutive common stock equivalents outstanding. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity. There is no difference in basic and diluted loss per share as the effect of dilutive securities is antidilutive.

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

    The following table relates to stock option activity in the first six months of 2000, under the Plan:

                                                   NUMBER OF     OPTION PRICE
                                                    SHARES        PER SHARE
                                                   ---------   ----------------
Outstanding at December 31, 1999.................    996,250   $1.188 to $2.125
Granted..........................................     15,000        $1.84
Outstanding at June 30, 2000.....................  1,011,250   $1.188 to $2.125

    The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS 123"), but applies the intrinsic value method set forth in Accounting Principles Board Opinion No. 25. For stock options granted to employees, the Company has estimated the fair value of each option granted using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rate of 4.70%, expected volatility of 90%, expected option life of
5.5 years and no dividend payment expected. Using these assumptions, the fair value of the stock options granted is $1.16. There were no adjustments made in calculating the fair value to account for vesting provisions or for non-transferability or risk of forfeiture. The weighted average remaining life for options outstanding at June 30, 2000 is 8 years.

                          I.C. ISAACS & COMPANY, INC.

6. STOCK OPTIONS (CONTINUED)
    If the Company had elected to recognize compensation expense based on the fair value at the grant dates, consistent with the method prescribed by SFAS No. 123, net income per share would have been changed to the pro forma amount indicated below:

                                                           SIX MONTHS ENDED
                                                     -----------------------------
                                                     JUNE 30, 1999   JUNE 30, 2000
Net loss:                                            -------------   -------------
  As reported......................................   $(5,044,496)    $(2,704,968)
  Pro forma........................................    (5,114,137)     (3,295,118)
Basic and diluted loss per share:
  As reported......................................   $     (0.74)    $     (0.37)
  Pro forma........................................         (0.75)          (0.44)

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

    In November 1997 and as further amended in March, November 1998 and June 2000, the Company entered into an exclusive license agreement with Latitude Licensing Corp. to manufacture and market men's jeanswear, casual wear, outerwear and active influenced sportswear under the Girbaud-Registered Trademark- brand and certain related trademarks in the United States, Puerto Rico, the U.S. Virgin Islands and Canada. The initial term of the agreement extended through December 31, 1999. The agreement has been extended through December 31, 2002, upon which date the Company will have the option to renew the agreement for an additional five years. Under the agreement, the Company is required to make payments to the licensor in an amount equal to 6.25% of net sales or regular licensed merchandise and 3.0% of certain irregular and closeout licensed merchandise. Payments are subject to guaranteed minimum annual royalties as follows:

2000........................................................  $2,000,000
2001........................................................  $2,500,000

    Beginning with the first quarter of 1998, the Company became obligated to pay the greater of actual royalties earned or the minimum guaranteed royalties for that year. The Company is required to spend at least $500,000 in advertising men's Girbaud-Registered Trademark- brand products in each year through the term of the Girbaud men's agreement.

                          I.C. ISAACS & COMPANY, INC.

7. COMMITMENTS AND CONTINGENCIES (CONTINUED)
    In March 1998 and as further amended in June 2000, the Company entered into an exclusive license agreement with Latitude Licensing Corp. to manufacture and market women's jeanswear, casual wear and active influenced sportswear under the Girbaud-Registered Trademark- brand and certain related trademarks in the United States, Puerto Rico, the U.S. Virgin Islands and Canada. The initial term of the agreement extended through December 31, 1999. The agreement has been extended through December 31, 2002, upon which date the Company will have the option to renew the agreement for an additional five years. Under the agreement, the Company is required to make payments to the licensor in an amount equal to 6.25% of net sales of regular licensed merchandise and 3.0% of certain irregular and closeout licensed merchandise. Payments are subject to guaranteed minimum annual royalties as follows:

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

    In May 2000, the Company entered into an exclusive distribution agreement for Girbaud-Registered Trademark- men's and women's jeanswear and sportswear products in Canada. The Company will sell to Western Glove Works ("Distributor") Girbaud-Registered Trademark- products produced in North America at cost plus 12.0%, which is less than its normal profit margins on sales of comparable products to the Company's retail customers. For products purchased by the Distributor from overseas, the Distributor will pay a distributor's fee equal to 6.75% of net sales to the Company. Under the agreement, the Distributor will pay a royalty fee equal to 6.25% of net sales to the Company, which will in turn pay the royalty to Latitude Licensing Corp. The initial term of the agreement expires on December 31, 2001. The Distributor may renew the agreement for six additional one-year terms. The minimum sales level for calendar 2001 is $1,600,000 (Canadian Dollars), which results

                          I.C. ISAACS & COMPANY, INC.

7. COMMITMENTS AND CONTINGENCIES (CONTINUED) in a minimum distribution fee payable to the Company of $48,000 (Canadian Dollars). There are no minimum sales levels or distribution fees for calendar year 2000.

    Since 1993, the Company has had an exclusive wholesale licensing arrangement with BHPC Marketing, Inc. for the manufacture and promotion of certain men's sportswear bearing the registered trademark Beverly Hills Polo Club. The BHPC men's agreement has a three year term expiring December 31, 2001 with renewal options for a total of six years. Under the men's agreement the Company is required to make payments to the licensor in an amount equal to 5.0% of net invoiced sales of licensed products and to spend an amount equal to 1.0% of net invoiced sales of such merchandise in advertising for the licensed products. Payments are subject to a guaranteed minimum annual royalty of $586,000 in each of 2000 and 2001.

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

    In the second quarter of 2000 the Company announced that it intends to close its last company-owned manufacturing facility, located in Raleigh, Mississippi. This closure, which will occur in the third quarter of 2000, resulted in a charge against earnings of $0.2 million in the second quarter. The production in this facility will be transferred to third party independent contractor facilities in Mexico.

    On August 15, 1995, I.C. Isaacs Europe, S.L., a Spanish limited corporation and wholly-owned subsidiary of the Company, entered into retail and wholesale license agreements (collectively, the "International Agreements") for use of the Beverly Hills Polo Club-Registered Trademark- trademark in Europe. The International Agreements, as amended, provide certain exclusive rights to use the Beverly Hills Polo Club-Registered Trademark- trademark for mens sportswear in all countries in Europe for an initial term of three years ending
December 31, 1999, renewable at the Company's option, provided the Company is not in breach thereof at the time the renewal notice is given, through five consecutive extensions ending December 31, 2007. Effective March 1, 1999, BHPC Marketing, Inc. amended the International Agreements to eliminate all royalties through December 31, 1999. This Agreement was further amended July 31, 2000 to reduce certain royalty payments and increase the amount the Company is required to spend in advertising the BHPC-Registered Trademark- line. For the period beginning January 1, 2000 and ending June 30, 2000, no guaranteed minimum annual royalties or guaranteed net shipment volumes apply; for the period beginning July 1, 2000 and ending December 31, 2000, the royalty rate shall be 3.0% of wholesale sales of BHPC products including purchases of BHPC products by Beverly Hills Polo Club retail stores in Europe ("Wholesale Sales") and no guaranteed annual royalties shall apply; for the period beginning January 1, 2001 and ending December 31, 2001, the royalty rate shall be 3.0% of Wholesale Sales, and the guaranteed annual royalty shall be $60,000; for the period beginning
January 1, 2002 and ending December 31, 2004, the royalty rate shall be 3.0% of Wholesale Sales, the guaranteed annual royalty shall be $60,000 and the Company shall be subject to the guaranteed net shipment volumes in effect immediately prior to the amendment dated March 1, 1999. For the period beginning January 1, 2000 and ending December 31, 2001, the Company is required to spend an amount equal to 4.0% of Wholesale Sales in advertising the BHPC line. During each of 2002, 2003 and 2004, the Company is required to spend an amount equal to 4.0% of Wholesale Sales in advertising the BHPC line.

                          I.C. ISAACS & COMPANY, INC.

7. COMMITMENTS AND CONTINGENCIES (CONTINUED)
    The Company and certain of its current and former officers and directors have been named as defendants in three putative class actions filed in United States District Court for the District of Maryland. The first of the actions was filed on November 10, 1999 by Leo Bial and Robert W. Hampton. The three actions, which have been consolidated with Mr. Bial as the lead plaintiff, purport to have been brought on behalf of all persons (other than the defendants and their affiliates) who purchased the Company's stock between December 17, 1997 and November 11, 1998. The plaintiffs allege that the registration statement and prospectus issued in connection with the Company's initial public offering, completed in December 1997, contained materially false and misleading statements, which artificially inflated the price of the Company's stock during the class period. Specifically, the complaints allege violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Act of 1934 and Rule 10b-5 promulgated thereunder. The plaintiffs seek recision, damages, costs and expenses, including attorneys' fees and experts' fees, and such other relief as may be just and proper. The Company has filed a motion to dismiss the complaint and expects that briefing will be completed in September. The Company believes that the plaintiff's allegations are without merit and intends to defend the cases vigorously.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

IMPORTANT INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

    This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Those statements include indications regarding the intent, belief or current expectations of the Company and its management, including the Company's plans with respect to the manufacturing marketing and distribution of its products, its expectations with respect to risks of its investments and the performance of the counterparties to its letter of credit agreement, its plans not to invest in derivative instruments, its expectations regarding future capital expenditures and its beliefs and intent with respect to the pending class action lawsuit and costs associated therewith. Such statements are subject to a variety of risks and uncertainties, many of which are beyond the Company's control, which could cause actual results to differ materially from those contemplated in such forward-looking statements, including in particular the risks and uncertainties described under "Risk Factors" in the Company's Prospectus which include, among other things, (i) changes in the marketplace for the Company's products, including customer tastes, (ii) the introduction of new products or pricing changes by the Company's competitors, (iii) changes in the economy, and
(iv) termination of one or more of its agreements for use of the Girbaud-Registered Trademark-, Beverly Hills Polo Club-Registered Trademark- and BOSS-Registered Trademark- brand names and images in the manufacture and sale of the Company's products. Existing and prospective investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereto. The Company undertakes no obligation to update or revise the information contained in this Quarterly Report on Form 10-Q, whether as a result of new information, future events or circumstances or otherwise.

    "I.C. Isaacs-Registered Trademark-" is a trademark of the Company. The Company has filed a federal trademark application for the mark "Urban Expedition
(UBX)"and has filed for usage of the mark in other countries. All other trademarks or service marks, including "Girbaud-Registered Trademark-" & "Marithe & Francois Girbaud-Registered Trademark-" (collectively, "Girbaud"), "BOSS-Registered Trademark-" and "Beverly Hills Polo Club-Registered Trademark-" appearing in this Form 10-Q are the property of their respective owners and are not the property of the Company.

RESULTS OF OPERATIONS

    The following table sets forth, for the periods indicated, the percentage relationship to net sales of certain items in the Company's consolidated financial statements for the periods indicated.

                                                                 SIX MONTHS
                                                                   ENDED
                                                                  JUNE 30,
                                                            --------------------
                                                              1999        2000
                                                            ---------   --------
Net sales.................................................    100.0%     100.0%
Cost of sales.............................................     70.5       70.4
                                                              -----      -----
Gross profit..............................................     29.5       29.6
Selling expenses..........................................     16.1       14.1
License fees..............................................      8.5        8.2
Distribution and shipping expenses........................      3.5        3.3
General and administrative expenses.......................     11.6        8.6
                                                              -----      -----
Operating Income (loss)...................................    (10.2)%     (4.6)%
                                                              =====      =====

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

    NET SALES.

    Net sales increased 13.5% to $23.6 million in the three months ended
June 30, 2000 from $20.8 million in the three months ended June 30, 1999. The increase was primarily due to higher volume shipments of Girbaud-Registered Trademark-, Beverly Hills Polo Club-Registered Trademark-, and UBX sportswear partially offset by decreases in shipments of BOSS-Registered Trademark-. Net sales of Girbaud-Registered Trademark-sportswear increased $10.5 million to $14.7 million. Net sales of the Gribaud-Registered Trademark- men's product line increased $9.2 million to $13.1 million while the Girbaud-Registered Trademark- women's product line increased $1.3 million to $1.6 million. The Company began shipping the men's Girbaud-Registered Trademark- product line in the second quarter of 1998 and the women's Girbaud-Registered Trademark- product line in the fourth quarter of 1998. Net sales of BOSS-Registered Trademark- sportswear decreased $8.7 million or 68.5% to $4.0 million due to intense competition in the jeanswear market, particularly with respect to the BOSS-Registered Trademark- brand, and changing consumer tastes. Net sales of Beverly Hills Polo Club-Registered Trademark-sportswear increased $0.6 million or 18.2% to $3.9 million due to higher demand for men's bottoms and tops. Net sales of Beverly Hills Polo Club men's sportswear increased $0.7 million to $3.6 million while net sales of Beverly Hills Polo Club boy's sportswear decreased $0.1 million to $0.3 million. The Company began marketing boys' sportswear under the Beverly Hills Polo Club-Registered Trademark- brand in the first quarter of 1999. The Company began shipping its UBX line in the first quarter of 2000 and shipped $0.5 million in the three months ended June 30, 2000. The Company's women's private label sales remained relatively unchanged from June 30, 1999 to June 30, 2000. International sales were insignificant for the three months ended June 30, 1999 and 2000.

    GROSS PROFIT.

    Gross profit decreased 1.6% to $6.0 million in the three months ended
June 30, 2000 from $6.1 million in the three months ended June 30, 1999. Gross profit as a percentage of net sales decreased from 29.4% to 25.5% over the same period. The decrease in gross profit resulted from the overall sluggish retail environment and changes in product mix and off-price sales of goods.

SELLING, DISTRIBUTION, GENERAL AND ADMINISTRATIVE EXPENSES.

    S,G&A increased 4.7% to $6.7 million in the three months ended June 30, 2000 from $6.4 million in the three months ended June 30, 1999. As a percentage of net sales, S,G&A expenses decreased to 28.4% from 30.8% over the same period due to higher sales and a reduction in the provision for severance offset by higher selling and general and administrative expenses. Advertising expenditures decreased $0.2 million to $0.6 million as the Company focused more on targeted print and media advertising campaigns for the Girbaud-Registered Trademark-men's and women's collections. The Company is required to spend $0.9 million in advertising as well as $1.9 million on sales and marketing for the women's and men's Girbaud brand in 2000. Distribution and shipping expenses remained relatively unchanged during the three months ended June 30, 2000 and 1999. General and administrative expenses increased 4.8% to $2.2 million in the three months ended June 30, 2000 from $2.1 million in the three months ended June 30, 1999. The increase is attributable to higher professional fees related to the Company's defense in class action lawsuit. The Company expects that professional fees associated with the lawsuit in the future will be paid by the Company's insurance carrier. In the second quarter of 1999 the Company's President and Chief Operating Officer resigned. In connection with this resignation the Company recorded a provision for severance of $0.8 million. In the second quarter of 2000 the Company announced that it intends to close its last company-owned manufacturing facility, located in Raleigh, Mississippi. This closure, which will occur in the third quarter of 2000, resulted in a charge against earnings of $0.2 million in the second quarter. The production in this facility will be transferred to third party independent contractor facilities in Mexico.

LICENSE FEES.

    License fees increased $0.2 million to $1.9 million in the three months ended June 30, 2000 from $1.7 million in the three months ended June 30, 2000. As a percentage of net sales, license fees decreased from 8.2% to 8.1%. The decrease in license fees as a percentage of sales is directly related to the growth in sales of Girbaud merchandise. The Company anticipates that it will continue to exceed the minimum quarterly sales levels in the Girbaud-Registered Trademark- license agreements, which will result in higher license fees.

OPERATING LOSS.

    Operating loss increased 30.0% to $(2.6) million in the three months ended June 30, 2000 from $(2.0) million in the three months ended June 30, 1999. The decline was due primarily to lower gross margins coupled with an increase in operating expenses.

INTEREST EXPENSE.

    Interest expense decreased $0.1 million to $0.3 million in the three months ended June 30, 2000. The Company eliminated $0.3 million in interest expense related to the $11.25 million note payable for the BOSS trademark that was cancelled in the third quarter of 1999, offset by an increase in interest expense related to higher borrowings at an increased interest rate under the revolving line of credit.

INCOME TAXES.

    The Company has estimated its annual effective tax rate at 0% based on its estimate of pre-tax income for 2000. Also, the Company has net operating loss carryforwards of approximately $27.0 million for income tax reporting purposes for which no income tax benefit has been recorded due to the uncertainty over the level of future taxable income.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

    NET SALES.

    Net sales increased 11.5% to $48.3 million in the six months ended June 30, 2000 from $43.3 million in the six months ended June 30, 1999. The increase was primarily due to higher volume shipments of Girbaud-Registered Trademark- and UBX sportswear partially offset by decreases in shipments of BOSS-Registered Trademark- sportswear and the Company's women's private label lines. Net sales of Girbaud-Registered Trademark- sportswear increased
$22.1 million to $29.7 million. Net sales of the Girbaud-Registered Trademark-men's product line increased $18.4 million to $25.4 million, while the Girbaud-Registered Trademark- women's product line increased $3.7 million to $4.3 million. The Company began shipping the men's Girbaud product line in the second quarter of 1998 and the women's Girbaud product line in the fourth quarter of 1998. The Company began shipping its UBX line in the first quarter of 2000 and shipped $1.1 million in the six months ended June 30, 2000. Net sales of BOSS-Registered Trademark- sportswear decreased $16.8 million or 67.7% to $8.0 million due to intense competition in the jeanswear market, particularly with respect to the BOSS-Registered Trademark- brand, and changing consumer tastes. Net sales of Beverly Hills Polo Club-Registered Trademark- sportswear remained relatively unchanged. The Company's women's private label sales decreased $1.3 million or 38.2% to $2.1 million from June 30, 1999 to June 30, 2000. International sales were insignificant for the six months ended June 30, 1999 and 2000.

    GROSS PROFIT.

    Gross profit increased 11.7% to $14.3 million in the six months ended
June 30, 2000 from $12.8 million in the six months ended June 30, 1999. Gross profit as a percentage of net sales increased from 29.5% to 29.6% over the same period. The increase in gross profit was primarily due to higher sales of Girbaud-Registered Trademark- jeanswear and sportswear at higher margins offset by the overall sluggish retail environment, changes in the product mix and off price sales of goods.

SELLING, DISTRIBUTION, GENERAL AND ADMINISTRATIVE EXPENSES.

    S,G&A decreased 6.7% to $12.6 million in the six months ended June 30, 2000 from $13.5 million in the six months ended June 30, 1999. As a percentage of net sales, S,G&A expenses decreased to 26.1% from 31.2% over the same period due to higher sales, reduced selling and general and administrative expenses and a reduction in the provision for severance. Advertising expenditures decreased $0.7 million to $1.2 million as the Company focused more on targeted print and media advertising campaigns for the Girbaud-Registered Trademark- men's and women's collection. The Company is required to spend $0.9 million in advertising as well as $1.9 million on sales and marketing for the women's and men's Girbaud brand in 2000. Distribution and shipping expenses remained relatively unchanged during the six months ended June 30, 2000 and 1999. General and administrative expenses decreased 9.3% to $3.9 million in the six months ended June 30, 2000 from $4.3 million in the six months ended June 30, 1999. The decrease is attributable to reduced personnel and lower amortization expense related to the transfer of the BOSS trademark in October 1999, offset by increased professional fees related to the Company's defense in a class action lawsuit. The Company expects that professional fees associated with the lawsuit in the future will be paid by the Company's insurance carrier. In the second quarter of 1999 the Company's President and Chief Operating Officer resigned. In connection with this resignation the Company recorded a provision for severance of $0.8 million. In the second quarter of 2000 the Company announced that it intends to close its last company-owned manufacturing facility, located in Raleigh, Mississippi. This closure, which will occur in the third quarter of 2000, resulted in a charge against earnings of $0.2 million in the second quarter. The production in this facility will be transferred to third party independent contractor facilities in Mexico.

LICENSE FEES.

    License fees increased $0.3 million to $4.0 million in the six months ended June 30, 2000 from $3.7 million in the six months ended June 30, 1999. As a percentage of net sales, license fees decreased from 8.5% to 8.2%. As a percentage of net sales, license fees remained relatively unchanged. The overall increase in liscense fees is directly related to the growth in the sales of Girbaud-Registered Trademark- merchandise. The Company anticipates that it will continue to exceed the minimum quarterly sales levels in the Girbaud-Registered Trademark- license agreement, which will result result in higher license fees.

OPERATING LOSS.

    Operating loss decreased 50.0% to $2.2 million in the six months ended June 30, 2000 from $4.4 million in the six months ended June 30, 1999. The improvement was due to increased shipments of Girbaud-Registered Trademark-sportswear at higher margins coupled with reduced operating expenses.

INTEREST EXPENSE.

    Interest expense decreased $0.3 million to $0.5 million in the six months ended June 30, 2000. The Company eliminated $0.6 million in interest expense related to the $11.25 million note payable for the BOSS trademark that was cancelled in the third quarter of 1999, offset by an increase in interest expense related to higher borrowings at an increased interest rate under the revolving line of credit.

INCOME TAXES.

    The Company has estimated its annual effective tax rate at 0% based on its estimate of pre-tax income for 2000. Also, the Company has net operating loss carryforwards of approximately $27.0 million for income tax reporting purposes for which no income tax benefit has been recorded due to the uncertainty over the level of future taxable income.

LIQUIDITY AND CAPITAL RESOURCES

    The Company has relied primarily on internally generated funds, trade credit and asset-based borrowings to finance its operations. The Company's capital requirements primarily result from working capital needed to support increases in inventory and accounts receivable. The Company's working capital decreased significantly during the first six months of 2000 compared to the first six months of 1999, primarily due to a cumulative net loss of $7.9 million over the four quarters ended June 30, 2000. As of June 30, 2000, the Company had cash, including temporary investments, of $1.1 million and working capital of $20.1 million compared to $1.3 million and $27.0 million, respectively, as of June 30, 1999.

OPERATING CASH FLOW

    Cash used by operations totaled $4.9 million for the first six months of 2000 primarily due to the net loss of $2.7 million and increases in accounts receivable offset by decreases in inventories. Cash used for investing activities for the first six months of 2000 were $0.4 million. Cash provided by financing activities totaled $5.3 million for the first six months of 2000, resulting primarily from borrowings on the Company's revolving line of credit.

    Accounts receivable increased $6.1 million from December 31, 1999 to June 30, 2000 compared to an increase of $1.0 million from December 31, 1998 to June 30, 1999. Inventory decreased $2.5 million from December 31, 1999 to
June 30, 2000 compared to a decrease of $4.0 million from December 31, 1998 to June 30, 1999. The Company has strengthened its control over inventory in order to reduce growth in inventory and maximize cash flow.

    Capital expenditures were $0.4 million for the first six months of 2000 compared with $0.2 million for the first six months of 1999. The Company expects to continue to incur capital expenditures for the Girbaud-Registered Trademark-shop-in-shop program going forward.

    On May 15, 2000, the Company announced that it intends to close its last company-owned manufacturing facility, located in Raleigh, Mississippi. This closure, which will occur in the third quarter of 2000, resulted in a charge against earnings of $0.2 million in the second quarter. The production in this facility will be transferred to third party independent contractor facilities in Mexico.

CREDIT FACILITIES

    The Company has an asset-based revolving line of credit with Congress Financial Corporation that allowed it to borrow up to $30.0 million based on a percentage of eligible accounts receivable and inventory. Borrowings under the revolving line of credit bore interest at the lender's prime rate less 0.25%. In March 1999, the Company amended the Agreement to extend the date of termination of the Agreement from June 30, 1999 to December 31, 2000. The amended Agreement provides that the Company may borrow up to 80.0% of net eligible accounts receivable and a portion of imported inventory, as defined in the Agreement. Borrowings under the Agreement may not exceed $25.0 million including outstanding letters of credit, which are limited to $8.0 million, and bear interest at the lender's prime rate of interest plus 1.0%. In connection with amending the Agreement the Company paid Congress a financing fee of $125,000, one half of which was paid at the time of closing and the other half of which was paid in June, 2000. The financing fee will be amortized over 21 months. Under the terms of the credit agreement, as amended, the Company is required to maintain minimum levels of working capital and tangible net worth. The Company was in violation of the net worth covenant as of June 30, 2000 and has obtained a waiver, through August 31, 2000, from Congress.

    The Company extends credit to its customers. Accordingly, the Company may have significant risk in collecting accounts receivable from its customers. The Company has credit policies and procedures which it uses to minimize exposure to credit losses. The Company's collection personnel regularly contact customers with receivable balances outstanding beyond 30 days to expedite collection. If these collection efforts are unsuccessful, the Company may discontinue merchandise shipments until the outstanding balance is paid. Ultimately, the Company may engage an outside collection organization to collect past due accounts. Timely contact with customers by collection personnel has been effective in reducing credit losses to an immaterial amount. For the six months ended June 30, 1999 and 2000, the Company's credit losses were $1.2 million and $0.4 million, respectively. The Company's actual credit losses as a percentage of net sales were 2.8% and 0.8% respectively.)

    The Company believes that current levels of cash and cash equivalents
($1.1 million at June 30, 2000) together with cash from operations and existing credit facilities, will be sufficient to meet its working capital requirements for the next 12 months.

SEASONALITY

    The Company's business is impacted by the general seasonal trends that are characteristic of the apparel and retail industries. In the Company's segment of the apparel industry, sales are generally higher in the first and third quarters. Historically, the Company has taken greater markdowns in the second and fourth quarters. The Company generally receives orders for its products three to five months prior to the time the products are delivered to stores. As of June 30, 2000, the Company had unfilled orders of approximately $44 million, an increase of 76.0%, compared to approximately $25 million of such orders as of June 30, 1999. The backlog of orders at any given time is affected by a number of factors, including seasonality, weather conditions, scheduling of manufacturing and shipment of products. As the timing of the shipment of products may vary from year to year, the results for any particular quarter may not be indicative of the results for the full year.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

                           PART II OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

    (c) The following is a description of securities issued during the three month period ended June 30, 2000 that were not registered under the Securities Act of 1933, as amended:

       (i) On May 4, 2000, the Company issued 1,300,000 shares of Series A Convertible Preferred Stock, par value $.0001, of the Company and 666,667 shares of restricted Common Stock, par value $.0001, of the Company (collectively, the "Shares"). The Preferred Shares are convertible, at the option of the holder, for a 60 day period beginning October 1, 2003 into a promissory note of the Company in a principal amount of $1.00 multiplied by the total number of shares of Preferred Stock being converted, with interest thereafter at an annual interest rate of 12%.

       (ii) The Shares were sold to Ambra Inc. ("Ambra").

       (iii) The Shares were issued in connection with the restructuring of the licensing agreement for use of the BOSS-Registered Trademark-trademark.

       (iv) The Shares were issued in a private placement pursuant to Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended. The Shares were not offered in the form of general solicitation or advertisement, but rather to one party, Ambra, which is an accredited investor and the licensor of the BOSS-Registered Trademark- mark to the Company. The Company made available to Ambra all materials and information relating to the investment that were requested by Ambra.

       (v) There were no cash proceeds from the offering of the Shares.

ITEM 4. RESULTS OF VOTING AT ANNUAL MEETING OF SHAREHOLDERS.

    (a) The Company held its annual meeting of shareholders on June 8, 2000.

    (b) No response required.

    (c) 1. The following individuals were nominees for the Board of Directors, and the number of votes for or withheld for each nominee were as follows: Neal J. Fox--For 5,352,776, Withheld 9,950; Anthony J. Marterie--For 5,352,776, Withheld 9,950; Ronald S. Schmidt--For 5,291,776; Withheld 70,950.

       2. Approval of BDO Seidman, LLP as the independent auditors of the Company for the fiscal year ending December 31, 2000. The number of votes for, against and abstaining is as follows: 5,335,926; Against 26,800; Abstaining (none).

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

    (a) Exhibits.

        10.68           Amendment to International Exclusive License Agreements
                        dated September 1, 1999, by and between I.C. Isaacs Europe,
                        S.L. and BHPC Marketing, Inc

        10.73           Girbaud Distribution Agreement Canada dated as of May 15,
                        2000, between Western Glove Works and I.C Isaacs and Company
                        L.P.

        10.74           Amendment No. 1 dated as of May 15, 2000, to Girbaud
                        Distribution Agreement Canada dated as of May 15, 2000,
                        between Western Glove Works and I.C. Isaacs and Company L.P.

        10.75 Amendment No. 2 dated June 21, 2000, to Trademark License and Technical Assistance Agreement Covering Men's Products dated January 15, 1998, by and between Latitude Licensing
                        Corp. and I.C. Isaacs & Company L.P.

        10.76           Amendment No. 5 dated June 21, 2000, to Trademark License
                        and Technical Assistance Agreement Covering Women's Products
                        dated January 15, 1998, by and between Latitude Licensing
                        Corp. and I.C. Isaacs & Company L.P.

        10.77           Amendment by and between BHPC Marketing, Inc., and I.C
                        Isaacs Europe, S.L. dated July 31, 2000, relating to the
                        International Exclusive License Agreements (Wholesale and
                        Retail) dated August 15, 1996

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

Dated: August 14, 2000

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

                        NAME                                      CAPACITY                  DATE
                        ----                                      --------                  ----
                                                       Chairman of the Board, Chief
                 /s/ ROBERT J. ARNOT                     Executive Officer, President
     -------------------------------------------         and Director (Principal       August 14, 2000
                   Robert J. Arnot                       Executive Officer)

                                                       Vice President and Chief
               /s/ EUGENE C. WIELEPSKI                   Financial Officer and
     -------------------------------------------         Director (Principal           August 14, 2000
                 Eugene C. Wielepski                     Financial and Accounting
                                                         Officer)