Form 10-Q
period 2000-09-30
IC ISAACS & CO INC
filed 2000-11-14
CIK 1041179

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   -----------

                                    FORM 10-Q

(MARK ONE)



--------------------------------------------------------------------------------
                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
--------------------------------------------------------------------------------

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000
                                       OR

--------------------------------------------------------------------------------
                   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
--------------------------------------------------------------------------------

                 FOR THE TRANSITION PERIOD FROM______TO______

                         COMMISSION FILE NUMBER: 0-23379

                                   -----------

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

                                      NONE
                     (Former name, former address and former

fiscal year-if changed since last report)

                                                             -----------

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         As of November 10, 2000, 7,864,657 shares of common stock, par value $.0001 per share, ("Common Stock") of the Registrant were outstanding.

                          PART I--FINANCIAL INFORMATION
                           I.C. ISAACS & COMPANY, INC.
                           CONSOLIDATED BALANCE SHEETS

ITEM 1. FINANCIAL STATEMENTS.

                                                                                                 DECEMBER 31,         SEPTEMBER 30,
                                                                                                     1999                 2000
                                                                                                     ----                 ----
ASSETS
Current
   Cash, including temporary investments of $512,000 and $436,000............................  $   1,193,093        $   1,075,483
   Accounts receivable, less allowance for doubtful accounts of $725,000 and $875,000........     10,950,550           25,159,516
   Inventories (Note 1)......................................................................     18,201,323           17,198,813
   Refundable income taxes...................................................................        356,265              342,822
   Prepaid expenses and other................................................................        293,524              290,091
                                                                                                ------------         ------------
        Total current assets.................................................................     30,994,755           44,066,725

Property, plant and equipment, at cost, less accumulated depreciation and amortization.......      3,304,512            3,377,988
Trademark and licenses, less accumulated amortization of $307,210 and $554,188 (Note 7)......      1,042,790              795,812
Goodwill, less accumulated amortization of $1,660,650 and $1,846,545.........................        991,450              805,555
Deferred royalty expense, less accumulated amortization of $88,287 and $353,148..............      1,059,463              794,602
Other assets.................................................................................      3,042,261            3,434,774
                                                                                                ------------         ------------
                                                                                               $  40,435,231        $  53,275,456
                                                                                                ============         ============



LIABILITIES AND STOCKHOLDERS' EQUITY
Current
   Checks issued against future deposits.....................................................   $    294,089         $    526,837
   Current maturities of revolving line of credit (Note 2)...................................      3,644,470           15,271,563
   Current maturities of capital lease obligations...........................................          6,258                    -
   Accounts payable..........................................................................      1,923,458            3,252,219
   Accrued expenses and other current liabilities (Note 3)...................................      2,380,476            3,264,561
   Accrued compensation......................................................................        135,790              201,112
                                                                                                ------------         ------------
        Total current liabilities............................................................      8,384,541           22,516,292
                                                                                                ============         ============


Liability under licensing agreement (Note 7).................................................      2,300,000                    -

Commitments and Contingencies (Note 7)

Redeemable preferred stock...................................................................      2,000,000            3,300,000

STOCKHOLDERS' EQUITY (NOTE 6)
   Preferred stock; $.0001 par value; 5,000,000 shares authorized, none outstanding..........              -                    -
   Common stock; $.0001 par value; 50,000,000 shares authorized, 8,344,699 and 9,011,366
      shares issued; 7,197,990 and 7,864,657 shares outstanding..............................            834                  901
   Additional paid-in capital................................................................     38,674,998           39,674,931
   Accumulated deficit.......................................................................     (8,615,112)          (9,906,638)
   Treasury stock, at cost (1,146,709 shares)................................................     (2,310,030)          (2,310,030)
                                                                                                ------------         ------------
        Total stockholders' equity...........................................................     27,750,690           27,459,164
                                                                                                ------------         ------------
                                                                                               $  40,435,231        $  53,275,456
                                                                                                ============         ============

          See accompanying notes to consolidated financial statements.

                           I.C. ISAACS & COMPANY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         THREE MONTHS ENDED SEPTEMBER 30,  NINE MONTHS ENDED SEPTEMBER 30,
                                                              1999            2000            1999            2000
                                                              ----            ----            ----            ----
Net Sales................................................ $24,884,949     $31,873,854     $68,169,645    $80,152,832
Cost of Sales............................................  16,999,481      21,082,898      47,507,367     55,070,593
                                                            ---------      ----------      ----------     ----------
Gross profit.............................................   7,885,468      10,790,956      20,662,278     25,082,239
                                                            ---------      ----------      ----------     ----------
Operating Expenses
      Selling............................................   3,254,190       3,731,935      10,232,758     10,519,074
      License fees.......................................   1,937,695       2,562,157       5,608,503      6,529,355
      Distribution and shipping..........................     696,871         898,286       2,232,030      2,495,678
      General and administrative.........................   2,034,337       1,784,972       6,297,347      5,728,093
      Provision for severance (Note 7)...................        -              -             750,000        225,000
                                                            ---------      ----------      ----------     ----------
Total operating expenses.................................   7,923,093       8,977,350      25,120,638     25,497,200
                                                            ---------      ----------      ----------     ----------

Operating income (loss)..................................     (37,625)      1,813,606      (4,458,360)      (414,961)
Other income (expense)
      Interest, net of interest income of $8,567,
        $5,506, $23,130 and $12,300......................    (582,033)       (431,782)     (1,431,679)      (931,323)
      Other, net.........................................      71,460          31,618         297,345          6,758
                                                            ---------      ----------      ----------     ----------
Total other income (expense).............................    (510,573)       (400,164)     (1,134,334)      (924,565)
                                                            ---------      ----------      ----------     ----------
Income (loss) before income taxes........................    (548,198)      1,413,442      (5,592,694)    (1,339,526)
Income tax benefit.......................................       -               -               -             48,000
                                                            ---------      ----------      ----------     ----------
Net income (loss)........................................  $ (548,198)     $1,413,442     $(5,592,694)   $(1,291,526)
                                                            ---------      ----------      ----------     ----------
Basic earnings (loss) per share..........................      $(0.08)          $0.18          $(0.82)        $(0.17)
Weighted average shares outstanding......................   7,035,917       7,864,657       6,848,751      7,562,954
Diluted earnings (loss) per share........................      $(0.08)          $0.18          $(0.82)        $(0.17)
Weighted average shares outstanding......................   7,035,917       7,977,897       6,848,751      7,562,954

          See accompanying notes to consolidated financial statements.

                           I.C. ISAACS & COMPANY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                         NINE MONTHS ENDED SEPTEMBER 30,
                                                                                           1999                   2000
                                                                                           ----                   ----
Operating Activities
   Net (loss)....................................................................      $(5,592,694)           $(1,291,526)
Adjustments to reconcile net loss to net cash used in operating activities
      Provision for doubtful accounts............................................          698,635                726,469
      Write off of accounts receivable...........................................       (1,282,292)              (576,469)
      Provision for sales returns and discounts..................................        3,139,876              4,580,256
      Sales returns and discounts................................................       (3,004,637)            (4,309,980)
      Depreciation and amortization..............................................        1,700,951              1,323,635
      Gain on sale of assets.....................................................         (288,788)               (57,659)
      Compensation expense on stock options......................................            3,938                  7,875
(Increase) decrease in assets
        Accounts receivable......................................................       (3,284,335)           (14,629,242)
        Inventories..............................................................        3,165,296              1,002,510
        Refundable income taxes..................................................        1,437,455                 13,443
        Prepaid expenses and other...............................................          502,621                  3,433
        Other assets.............................................................         (340,796)              (446,081)
Increase (decrease) in liabilities
        Accounts payable.........................................................         (869,352)             1,328,761
        Accrued expenses and other current liabilities...........................        2,053,467                876,210
        Accrued compensation.....................................................           99,847                 65,322
                                                                                         ----------            -----------
Cash used in operating activities................................................       (1,860,808)           (11,383,043)
                                                                                         ----------            -----------
Investing Activities
   Capital expenditures..........................................................         (440,698)              (826,451)
   Proceeds from sale of assets..................................................          288,788                238,301
                                                                                         ----------            -----------
Cash used in investing activities................................................         (151,910)              (588,150)
                                                                                         ----------            -----------
Financing Activities
   Checks issued against future deposits.........................................         (707,068)               232,748
   Principal proceeds from debt..................................................        2,758,994             11,627,093
   Principal payments on debt....................................................         (161,314)                (6,258)
   Purchase of treasury stock....................................................         (100,000)                      -
                                                                                         ----------            -----------
Cash provided by financing activities............................................        1,790,612             11,853,583
                                                                                         ----------            ----------

Decrease in cash and cash equivalents............................................         (222,106)              (117,610)
Cash and Cash Equivalents, at beginning of period................................        1,345,595              1,193,093
                                                                                         ----------            -----------
Cash and Cash Equivalents, at end of period......................................       $1,123,489            $ 1,075,483
                                                                                         ----------            -----------

          See accompanying notes to consolidated financial statements.

                           I.C. ISAACS & COMPANY, INC.

                         SUMMARY OF ACCOUNTING POLICIES



BASIS OF PRESENTATION

         The consolidated financial statements include the accounts of I. C. Isaacs & Company, Inc. ("ICI"), I.C. Isaacs Europe, S.L. ("Isaacs Europe"), I.C. Isaacs & Company L.P. (the "Partnership"), Isaacs Design, Inc. ("Design") and I.
C. Isaacs Far East Ltd. (collectively, the "Company"). The Company established Isaacs Europe in July 1996 as the exclusive licensee of Beverly Hills Polo Club(R) sportswear in Europe. Isaacs Europe and I.C. Isaacs Far East Ltd. did not have any significant revenue or expenses in 1999 or thus far in 2000. All intercompany balances and transactions have been eliminated.

BUSINESS DESCRIPTION

         The Company, which operates in one business segment, designs, manufactures and markets branded jeanswear and sportswear. The Company offers collections of jeanswear and sportswear for men and women under the Marithe & Francois Girbaud(R) designer brand in the United States, Puerto Rico and Canada; collections of sportswear for men and boys under the Beverly Hills Polo Club(R) brand in the United States, Puerto Rico and Europe; and lines of sportswear for young men, women and boys under the BOSS(R) brand in the United States and Puerto Rico. In the first quarter of 2000, the Company introduced a focused line of sportswear under its new Urban Expedition (UBX) brand in the United States and Europe. The Company also markets women's pants and jeans under various other Company-owned brand names and under third-party private labels for sale to major chain stores and catalogs.

INTERIM FINANCIAL INFORMATION

         In the opinion of management, the interim financial information as of September 30, 2000 and for the nine months ended September 30, 1999 and 2000 contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods. Results for interim periods are not necessarily indicative of results to be expected for an entire year.

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

RISKS AND UNCERTAINTIES

         The apparel industry is highly competitive. The Company competes with many companies, including larger, well capitalized companies which have sought to increase market share through massive consumer advertising and price reductions. The Company continues to experience increased competition from many established and new competitors at both the department store and specialty store channels of distribution. The Company continues to redesign its jeanswear and sportswear lines in an effort to be competitive and compatible with changing consumer tastes. Also, the Company has developed and implemented new marketing initiatives to promote each of its brands, including "shop-in-shops" for its Girbaud(R) brand. A risk to the Company is that such a strategy may lead to continued pressure on profit margins. In the past several years, many of the Company's competitors have switched much of their apparel manufacturing from the United States to foreign locations such as Mexico, the Dominican Republic and throughout Asia. As competitors lower production costs, it gives them greater flexibility to lower prices. Over the last several years, the Company also switched substantially all of its production to contractors outside the United States to reduce costs.

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

CONCENTRATION OF CREDIT RISK

         Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of trade accounts receivable. The Company's customer base is not concentrated in any specific geographic region, but is concentrated in the retail industry. For the nine months ended September 30, 2000, sales to no one customer accounted for more than 10.0% of net sales. For the nine months ended September 30, 1999, sales to the Company's two largest customers were $9,288,127 and $6,915,539, respectively. These amounts constituted 13.6% and 10.1% of net sales, respectively. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

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

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair market value. Under certain circumstances, a portion of the derivative's gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into income when the transaction affects earnings. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS 133 is effective for all fiscal quarters beginning on January 1, 2001 and requires application prospectively. Presently, the Company does not use derivative instruments either in hedging activities or as investments. Accordingly, the Company believes that adoption of SFAS 133 will have no impact on its financial position or results of operations.

         In March 2000, the FASB issued interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25". FIN 44 clarifies the application of APB No. 25 for (a) the definition of employee for purposes of applying APB No. 25,
(b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequences of various modifications to the previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 2, 2000 but certain conclusions cover specific events that occur after either December 15, 1998 or January 12, 2000. The Company believes that adoption of FIN 44 will not have an affect on the Company's financial statements but may impact the accounting for grants or awards in future periods.

                           I.C. ISAACS & COMPANY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. INVENTORIES

         Inventories consist of the following:

                                                                               DECEMBER 31,         SEPTEMBER 30,
                                                                                   1999                  2000
                                                                                   ----                  ----
Raw Materials.........................................................          $ 1,876,222          $ 1,163,432
Work-in-process.......................................................            1,009,124            1,003,563
Finished Goods........................................................           15,315,977           15,031,818
                                                                                -----------         ------------
                                                                                $18,201,323         $ 17,198,813
                                                                                -----------         ------------


2. LONG-TERM DEBT

         The Company has an asset-based revolving line of credit agreement (the "Agreement") with Congress Financial Corporation ("Congress") that allowed it to borrow up to $30.0 million based on a percentage of eligible accounts receivable and inventory. Borrowings under the revolving line of credit bore interest at the lender's prime rate less 0.25%. In March 1999, the Company amended the Agreement to extend the date of termination of the Agreement from June 30, 1999 to December 31, 2000. The amended Agreement provides that the Company may borrow up to 80.0% of net eligible accounts receivable and a portion of imported inventory, as defined in the Agreement. Borrowings under the Agreement may not exceed $25.0 million including outstanding letters of credit, which are limited to $8.0 million, and bear interest at the lender's prime rate of interest plus 1.0%. In connection with amending the Agreement, the Company paid Congress a financing fee of $125,000, one half of which was paid at the time of closing and the other half of which was paid in June 2000. The financing fee will be amortized over 21 months. Under the terms of the credit agreement, as amended, the Company is required to maintain minimum levels of working capital and tangible net worth. The Company was in violation of the net worth covenant as of September 30, 2000 and has obtained a waiver as of September 30, 2000. Effective September 30, 2000, the credit agreement was amended to reduce the required minimum level of net worth through December 31, 2000.

3. ACCRUED EXPENSES

         Accrued expenses consist of the following:

                                                                 DECEMBER 31,         SEPTEMBER 30,
                                                                     1999                 2000
                                                                     ----                 ----
Royalties....................................................        $816,069          $1,710,886
Severance benefits...........................................         525,004             262,504
Bonuses......................................................          84,000             425,000
Customer credit balances.....................................         233,011             238,630
Payable to salesmen..........................................             751             364,356
Payroll tax withholdings.....................................         136,216             119,008
Compensation expense.........................................           7,263              15,138
Deferred fees................................................          62,500                   -
Income taxes payable.........................................         110,000                   -
Accrued professional fees....................................         100,000              50,000
Property taxes...............................................         106,812              52,200
Machine rentals..............................................         105,942                   -
Other........................................................          92,908              26,839
                                                                   ----------          ----------
                                                                   $2,380,476          $3,264,561
                                                                   ----------          ----------


4. INCOME TAXES

         The Company has estimated its annual effective tax rate at 0% based on its estimate of pre-tax income for 2000. Also, the Company has net operating loss carryforwards of approximately $26.0 million for income tax reporting purposes for which no income tax benefit has been recorded due to the uncertainty over the level of future taxable income.

5. EARNINGS PER SHARE

         Earnings per share is based on the weighted average number of shares of common stock and dilutive common stock equivalents outstanding. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity. The following table presents a reconciliation between the weighted average shares outstanding for basic and diluted earnings per share for the three months ended September 30, 2000:

                                                                     INCOME         SHARES     PER SHARE
                                                                     ------         ------       AMOUNT
                                                                                                 ------
Basic earnings per share
Income available to common shareholders.............................. $1,413,442     7,864,657      $0.18
Effect of dilutive options...........................................                  113,240
Dilutive earnings per share.......................................... $1,413,442     7,977,897      $0.18

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

         The following table relates to stock option activity in the first nine months of 2000, under the Plan:

                                                                          NUMBER OF         OPTION PRICE
                                                                            SHARES            PER SHARE
Outstanding at December 31, 1999....................................         996,250     $1.188 to $2.125
Granted.............................................................          15,000          $1.84
Outstanding at September 30, 2000...................................       1,011,250     $1.188 to $2.125

         The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS 123"), but applies the intrinsic value method set forth in Accounting Principles Board Opinion No. 25. For stock options granted to employees, the Company has estimated the fair value of each option granted using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rate of 4.70%, expected volatility of 90%, expected option life of 5.5 years and no dividend payment expected. Using these assumptions, the fair value of the stock options granted is $1.16. There were no adjustments made in calculating the fair value to account for vesting provisions or for non-transferability or risk of forfeiture. The weighted average remaining life for options outstanding at September 30, 2000 is 8 years.

         If the Company had elected to recognize compensation expense based on the fair value at the grant dates, consistent with the method prescribed by SFAS No. 123, net income per share would have been changed to the pro forma amount indicated below:

                                                                          NINE MONTHS ENDED
Net (loss):                                                   SEPTEMBER 30, 1999    SEPTEMBER 30, 2000
                                                              ------------------    ------------------
   As reported..............................................        $(5,592,694)          $(1,291,526)
   Pro forma................................................         (5,731,976)          $(2,082,645)
Basic and diluted loss per share:
   As reported..............................................             $(0.82)               $(0.17)
   Pro forma................................................              (0.84)               $(0.28)

7. COMMITMENTS AND CONTINGENCIES

         On October 22, 1999, the Company, Ambra Inc. ("Ambra") and Hugo Boss AG ("Hugo Boss") entered into an agreement to restructure the licensing arrangement for the use of the BOSS(R) trademark. In settlement of the $2,300,000 liability related to the licensing agreement, the Company issued, in May 2000, 1,300,000 shares of redeemable preferred stock having an estimated fair market value of $1,300,000 and 666,667 shares of common stock, which had an aggregate value of $1,000,000 based on the market price of $1.50 at the time the parties agreed to the restructuring. The minimum annual royalties under the BOSS(R) license agreement are as follows:


2000....................................................................... $3,200,000
2001....................................................................... $3,200,000
2002....................................................................... $2,600,000
2003....................................................................... $2,100,000

         In November 1997, and as further amended in March 1998, November 1998 and June 2000, the Company entered into an exclusive license agreement with Latitude Licensing Corp. to manufacture and market men's jeanswear, casual wear, outerwear and active influenced sportswear under the Girbaud-Registered Trademark-brand and certain related trademarks in the United States, Puerto Rico, the U.S. Virgin Islands and Canada. The initial term of the agreement extended through December 31, 1999. The agreement has been extended through December 31, 2002, upon which date the Company will have the option to renew the agreement for an additional five years. Under the agreement, the Company is required to make payments to the licensor in an amount equal to 6.25% of net sales or regular licensed merchandise and 3.0% of certain irregular and closeout licensed merchandise. Payments are subject to guaranteed minimum annual royalties as follows:

2000........................................................................ $2,000,000
2001........................................................................ $2,500,000
2002........................................................................ $3,000,000

         Beginning with the first quarter of 1998, the Company became obligated to pay the greater of actual royalties earned or the minimum guaranteed royalties for that year. The Company is required to spend at least $500,000 in advertising men's Girbaud-Registered Trademark- brand products in each year through the term of the Girbaud-Registered Trademark- men's agreement.

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

2000.........................................................................  $ 800,000
2001......................................................................... $1,000,000
2002......................................................................... $1,500,000

         Beginning with the first quarter of 1999, the Company was obligated to pay the greater of actual royalties earned or the minimum guaranteed royalties for that year. The Company is required to spend at least $400,000 in advertising women's Girbaud-Registered Trademark- brand products in each year through the term of the Girbaud-Registered Trademark- women's agreement. In addition, while the agreement is in effect the Company is required to pay $190,000 per year to the licensor for advertising and promotional expenditures related to the Girbaud-Registered Trademark- brand. In December 1998, the Girbaud-Registered Trademark- women's license agreement was amended to provide that the Company would spend an additional $1.8 million on sales and marketing in 1999 in conjunction with a one year deferral of the requirement that the Company open a Girbaud-Registered Trademark- retail store in New York City. In August 1999, the Company issued 500,000 shares of restricted common stock to Latitude Licensing Corp. in connection with an amendment of the Girbaud-Registered Trademark- women's license agreement. The market value of the shares issued, as of the date of issuance, was $750,000 and, together with the initial license fee of $600,000, is being amortized over the remaining life of the agreement. Under the amended license agreement, if the Company has not signed a lease agreement for a Girbaud-Registered Trademark- retail store by July 31, 2002 it will become obligated to pay Latitude Licensing Corp. an additional $500,000 in royalties.

         In January 2000, the Company entered into a global sourcing agreement with G.I. Promotions to act as a non-exclusive sourcing agent to licensees of the Marithe & Francoise Girbaud trademark for the manufacture of Girbaud-Registered Trademark-jeanswear and sportswear. The global sourcing agreement extends until December 31, 2003 and provides that the Company shall net a facilitation fee of 5.0% of the total FOB pricing for each order shipped to licensees under this agreement. Also in January 2000, the Company entered into a license agreement with Wurzburg Holding S.A. ("Wurzburg"). The license has a term of three years and provides that the Company shall pay Wurzburg a royalty of 1.0% of the total FOB pricing for each order shipped to a licensee under the global sourcing agreement.

         In May 2000, the Company entered into an exclusive distribution agreement for Girbaud-Registered Trademark- men's and women's jeanswear and sportswear products in Canada. The Company will sell to Western Glove Works ("Distributor") Girbaud(-Registered Trademark-) products produced in North America at cost plus 12.0%, which is less than its normal profit margins on sales of comparable products to the Company's retail customers. For products purchased by the Distributor from overseas, the Distributor will pay a distributor's fee equal to 6.75% of net sales to the Company. Under the agreement, the Distributor will pay a royalty fee equal to 6.25% of net sales to the Company, which will in turn pay the royalty to Latitude Licensing Corp. The initial term of the agreement expires on December 31, 2001. The Distributor may renew the agreement for six additional one-year terms. The minimum sales level for calendar 2001 is $1,600,000 (Canadian Dollars), which results in a minimum distribution fee payable to the Company of $48,000 (Canadian Dollars). There are no minimum sales levels or distribution fees for calendar year 2000.

         Since 1993, the Company has had an exclusive wholesale licensing arrangement with BHPC Marketing, Inc. for the manufacture and promotion of certain men's sportswear bearing the registered trademark Beverly Hills Polo Club. The BHPC(-Registered Trademark-) men's agreement has a three year term expiring December 31, 2001 with renewal options for a total of nine years. Under the men's agreement the Company is required to make payments to the licensor in an amount equal to 5.0% of net invoiced sales of licensed products and to spend an amount equal to 1.0% of net invoiced sales of such merchandise in advertising for the licensed products. Payments are subject to a guaranteed minimum annual royalty of $586,000 in each of 2000 and 2001.

         In May 1998, the Company entered into a license agreement with BHPC Marketing, Inc., to manufacture and market boys knitted and woven shirts, cotton pants, jeanswear, shorts, swimwear and outerwear under the Beverly Hills Polo Club(-Registered Trademark-) brand in the United States and Puerto Rico. The initial term of the agreement is three years, commencing January 1, 1999, with renewal options for a total of nine years. Under the boy's agreement the Company was required to make payments to the licensor in an amount equal to 5.0% of net sales in 1999 and is subject to guaranteed annual minimum royalties of $75,000 and $100,000 in 2000 and 2001, respectively.

         In the second quarter of 2000 the Company announced that it intended to close its last company-owned manufacturing facility located in Raleigh, Mississippi. This closure, which occurred in the third quarter of 2000, resulted in a charge against earnings of $0.2 million in the second quarter. The production in this facility has been transferred to third party independent contractor facilities in Mexico.

         On August 15, 1995, I.C. Isaacs Europe, S.L., a Spanish limited corporation and wholly-owned subsidiary of the Company, entered into retail and wholesale license agreements (collectively, the "International Agreements") for use of the Beverly Hills Polo Club(-Registered Trademark-) trademark in Europe. The International Agreements, as amended, provide certain exclusive rights to use the Beverly Hills Polo Club(-Registered Trademark-) trademark for men's sportswear in all countries in Europe for an initial term of three years ending December 31, 1999, renewable at the Company's option, provided the Company is not in breach thereof at the time the renewal notice is given, through five consecutive extensions ending December 31, 2007. This Agreement was amended July 31, 2000 to reduce certain royalty payments and increased the amount the Company is required to spend in advertising the BHPC(-Registered Trademark-) line. For the period beginning January 1, 2000 and ending June 30, 2000, no guaranteed minimum annual royalties or guaranteed net shipment volumes applied; for the period beginning July 1, 2000 and ending December 31, 2000, the royalty rate shall be 3.0% of wholesale sales of BHPC(-Registered Trademark-) products including purchases of BHPC(-Registered Trademark-) products by Beverly Hills Polo Club retail stores in Europe ("Wholesale Sales") and no guaranteed annual royalties shall apply; for the period beginning January 1, 2001 and ending December 31, 2001, the royalty rate shall be 3.0% of Wholesale Sales, and the guaranteed annual royalty shall be $60,000; for the period beginning January 1, 2002 and ending December 31, 2004, the royalty rate shall be 3.0% of Wholesale Sales, the guaranteed annual royalty shall be $60,000 and the Company shall be subject to the guaranteed net shipment volumes in effect immediately prior to the amendment dated March 1, 1999. For the period beginning January 1, 2000 and ending December 31, 2001, the Company is required to spend an amount equal to 4.0% of Wholesale Sales in advertising the BHPC(-Registered Trademark-) line. During each of 2002, 2003 and 2004, the Company is required to spend an amount equal to 4.0% of Wholesale Sales in advertising the BHPC(-Registered Trademark-) line.

The Company and certain of its current and former officers and directors have been named as defendants in three putative class actions filed in the United States District Court for the District of Maryland. The first of the actions was filed on November 10, 1999 by Leo Bial and Robert W. Hampton. The three actions, which have been consolidated with Mr. Bial as the first-named plaintiff, purport to have been brought on behalf of all persons (other than the defendants and their affiliates) who purchased the Company's stock between December 17, 1997 and November 11, 1998. The plaintiffs alleged that the registration statement and prospectus used in connection with the Company's initial public offering, completed in December 1997, contained materially false and misleading statements, which artificially inflated the price of the Company's stock during the class period. Specifically, the complaints allege violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended, and Sections 10(b) and 20(a) of the Securities Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The plaintiffs seek rescission, damages, costs and expenses, including attorneys' fees and experts' fees, and such other relief as may be just and proper. The Company has filed a motion to dismiss the consolidated complaint, and this motion is currently pending before the Court. The Company believes that the plaintiffs' allegations are without merit and intends to defend the cases vigorously.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

IMPORTANT INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

         This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Those statements include indications regarding the intent, belief or current expectations of the Company and its management, including the Company's plans with respect to the manufacturing, marketing and distribution of its products, the strength of the Company's backlog, acceptance of Girbaud(-Registered Trademark-) women's brand by retailers and consumers, statements regarding the profitability of the Company in the fourth quarter of 2000 and the full year of 2001, projections of increases in license fees, the belief that current levels of cash and cash equivalents together with cash from operations and existing credit facilities will be sufficient to meet its working capital requirements for the next twelve months, its expectations with respect to risks of its investments and the performance of the counterparties to its letter of credit agreement, its plans not to invest in derivative instruments, its expectations regarding future capital expenditures, its beliefs and intent with respect to the pending class action lawsuit and costs associated therewith and the effect of changes in financial accounting rules on its financial statements. Such statements are subject to a variety of risks and uncertainties, many of which are beyond the Company's control, which could cause actual results to differ materially from those contemplated in such forward-looking statements, including in particular the risks and uncertainties described under "Risk Factors" in the Company's Prospectus which include, among other things, (i) changes in the marketplace for the Company's products, including customer tastes, (ii) the introduction of new products or pricing changes by the Company's competitors, (iii) changes in the economy, (iv) the risk that the backlog of orders may not be indicative of eventual actual shipments, and (v) termination of one or more of its agreements for use of the Girbaud(-Registered Trademark-), Beverly Hills Polo Club(-Registered Trademark-) and BOSS(-Registered Trademark-) brand names and images in the manufacture and sale of the Company's products. Existing and prospective investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to update or revise the information contained in this Quarterly Report on Form 10-Q, whether as a result of new information, future events or circumstances or otherwise.

         "I.C. Isaacs(-Registered Trademark-)" is a trademark of the Company. The Company has filed a federal trademark application for the mark "Urban Expedition (UBX)" and has filed for usage of the mark in other countries. All other trademarks or service marks, including "Girbaud(-Registered Trademark-)" & "Marithe and Francois Girbaud(-Registered Trademark-)" (collectively, "Girbaud"), "BOSS(-Registered Trademark-)" and "Beverly Hills Polo Club(-Registered Trademark-)" appearing in this Form 10-Q are the property of their respective owners and are not the property of the Company.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, the percentage relationship to net sales of certain items in the Company's consolidated financial statements for the periods indicated.

                                                                      NINE MONTHS
                                                                          ENDED
                                                                      SEPTEMBER 30,
                                                                     1999       2000
                                                                     ----       ----
Net sales...........................................................  100.0%    100.0%
Cost of sales.......................................................   69.7      68.7

Gross profit........................................................   30.3      31.3
Selling expenses....................................................   15.0      13.1
License fees........................................................    8.2       8.1
Distribution and shipping expenses..................................    3.3       3.1
General and administrative expenses.................................   10.3       7.5

Operating Income (loss).............................................   (6.5)%    (0.5)%

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED \ SEPTEMBER 30, 1999

NET SALES.

         Net sales increased 28.1% to $31.9 million in the three months ended September 30, 2000 from $24.9 million in the three months ended September 30, 1999. The increase was primarily due to higher volume shipments of Girbaud(-Registered Trademark-) and UBX sportswear partially offset by decreases in shipments of BOSS(-Registered Trademark-). Net sales of Girbaud(-Registered Trademark-) sportswear increased $12.0 million to $24.2 million. Net sales of the Girbaud(-Registered Trademark-) men's product line increased $10.8 million to $20.2 million while the Girbaud(-Registered Trademark-) women's product line increased $1.2 million to $4.0 million. The Company began shipping the men's Girbaud(-Registered Trademark-) product line in the second quarter of 1998 and the women's Girbaud(-Registered Trademark-) product line in the fourth quarter of 1998. Net sales of Beverly Hills Polo Club(-Registered Trademark-) remained relatively unchanged. The Company began marketing boys' sportswear under the Beverly Hills Polo Club(-Registered Trademark-) brand in the first quarter of 1999. The Company began shipping its UBX line in the first quarter of 2000 and shipped $0.8 million in the three months ended September 30, 2000. Net sales of BOSS(-Registered Trademark-) sportswear decreased $5.1 million or 71.8% to $2.0 million due to intense competition in the jeanswear market, particularly with respect to the BOSS(-Registered Trademark-) brand, and changing consumer tastes. The Company's women's private label sales decreased $0.3 million to $0.8 million in the three months ended September 30, 2000. International sales were insignificant for the three months ended September 30, 1999 and the three months ended September 30, 2000.

GROSS PROFIT.

         Gross profit increased 36.7% to $10.8 million in the three months ended September 30, 2000 from $7.9 million in the three months ended September 30, 1999. Gross profit as a percentage of net sales increased from 31.7% to 33.9% over the same period. The increase in gross profit resulted from an increase in sales of Girbaud(-Registered Trademark-) men's goods coupled with a decrease in sales of markdown items of excess sportswear inventory.

SELLING, DISTRIBUTION, GENERAL AND ADMINISTRATIVE EXPENSES.

         S,G&A increased 6.7% to $6.4 million in the three months ended September 30, 2000 from $6.0 million in the three months ended September 30, 1999. As a percentage of net sales, S,G&A expenses decreased to 20.1% from 24.1% over the same period due to higher sales and lower general and administrative expenses partially offset by higher selling and distribution expenses. Selling expenses increased primarily as a result of commissions owed on the higher sales. Advertising expenditures decreased $0.1 million to $0.4 million as the Company focused more on targeted print and media advertising campaigns for the Girbaud(-Registered Trademark-) men's and women's collections. The Company has spent the required $0.9 million in advertising as well as $1.9 million on sales and marketing for the women's and men's Girbaud(-Registered Trademark-) brand in 2000. Distribution and shipping expenses increased 28.6% to $0.9 million in the three months ended September 30, 2000 from $0.7 million in the three months ended September 30, 1999 as a result of increased shipments. General and administrative expenses decreased 10.0% to $1.8 million in the three months ended September 30, 2000 from $2.0 million in the three months ended September 30, 1999. The decrease is attributable to lower amortization expense related to the transfer of the BOSS trademark in October 1999.

LICENSE FEES.

         License fees increased $0.7 million to $2.6 million in the three months ended September 30, 2000 from $1.9 million in the three months ended September 30, 1999. As a percentage of net sales, license fees increased from 7.6% to 8.2%. The increase in license fees as a percentage of sales is directly related to the growth in sales of Girbaud(-Registered Trademark-) merchandise, which involve higher royalty rates than other brands, as well as declining sales of BOSS, which has a relatively higher minimum royalty.

OPERATING INCOME (LOSS).

         The Company generated operating income of $1.8 million in the three months ended September 30, 2000 compared to a negligible operating loss in the three months ended September 30, 1999. The improvement was due to higher gross margins partially offset by an increase in operating expenses.

INTEREST EXPENSE.

         Interest expense decreased $0.2 million to $0.4 million in the three months ended September 30, 2000 from $0.6 million in the three months ended September 30, 1999. The Company eliminated $0.3 million in interest expense related to the $11.25 million note payable for the BOSS trademark that was cancelled in the third quarter of 1999, offset by an increase in interest expense related to higher borrowings at an increased interest rate under the revolving line of credit.

INCOME TAXES.

         The Company has estimated its annual effective tax rate at 0% based on its estimate of pre-tax income for 2000. Also, the Company has net operating loss carryforwards of approximately $26.0 million for income tax reporting purposes for which no income tax benefit has been recorded due to the uncertainty over the level of future taxable income.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

NET SALES.

         Net sales increased 17.6% to $80.2 million in the nine months ended September 30, 2000 from $68.2 million in the nine months ended September 30, 1999. The increase was primarily due to higher volume shipments of Girbaud(-Registered Trademark-) and UBX sportswear partially offset by decreases in shipments of BOSS(-Registered Trademark-) sportswear and the Company's women's private label lines. Net sales of Girbaud(-Registered Trademark-) sportswear increased $34.2 million to $53.9 million. Net sales of the Girbaud(-Registered Trademark-) men's product line increased $29.3 million to $45.7 million, while the Girbaud(-Registered Trademark-) women's product line increased $4.9 million to $8.2 million. The Company began shipping the men's Girbaud(-Registered Trademark-) product line in the second quarter of 1998 and the women's Girbaud(-Registered Trademark-) product line in the fourth quarter of 1998. Net sales of Beverly Hills Polo Club(-Registered Trademark-) sportswear remained relatively unchanged. The Company began marketing boys' sportswear under the Beverly Hills Polo Club(-Registered Trademark-) brand in the first quarter of 1999. The Company began shipping its UBX line in the first quarter of 2000 and shipped $1.9 million in the nine months ended September 30, 2000. Net sales of BOSS(-Registered Trademark-) sportswear decreased $21.9 million or 68.7% to $10.0 million due to intense competition in the jeanswear market, particularly with respect to the BOSS(-Registered Trademark-) brand, and changing consumer tastes. The Company's women's private label sales decreased $1.7 million or 37.8% to $2.8 million from September 30, 1999 to September 30, 2000. International sales were insignificant for the nine months ended September 30, 1999 and 2000.

GROSS PROFIT.

         Gross profit increased 21.3% to $25.1 million in the nine months ended September 30, 2000 from $20.7 million in the nine months ended September 30, 1999. Gross profit as a percentage of net sales increased from 30.3% to 31.3% over the same period. The increase in gross profit was primarily due to higher sales of Girbaud(-Registered Trademark-) jeanswear and sportswear at higher margins offset by the overall sluggish retail environment, changes in the product mix and off price sales of goods coupled with continued markdowns on excess sportswear inventory.

SELLING, DISTRIBUTION, GENERAL AND ADMINISTRATIVE EXPENSES.

         S,G&A decreased 3.1% to $18.9 million in the nine months ended September 30, 2000 from $19.5 million in the nine months ended September 30, 1999. As a percentage of net sales, S,G&A expenses decreased to 23.7% from 28.6% over the same period due to higher sales, reduced general and administrative expenses, and a reduction in the provision for severance partially offset by an increase in selling expenses and distribution expenses. Advertising expenditures decreased $0.7 million to $1.3 million as the Company focused more on targeted print and media advertising campaigns for the Girbaud(-Registered Trademark-) men's and women's collection. The Company has spent the required $0.9 million in advertising as well as $1.9 million on sales and marketing for the women's and men's Girbaud(-Registered Trademark-) brand in 2000. Distribution and shipping expenses increased 13.6% to $2.5 million in the nine months ended September 30, 2000 from $2.2 million in the nine months ended September 30, 1999 as a result of the increased shipments. General and administrative expenses decreased 15.7% to $5.9 million in the nine months ended September 30, 2000 from $7.0 million in the nine months ended September 30, 1999. The decrease is attributable to reduced personnel and lower amortization expense related to the transfer of the BOSS trademark in October 1999, offset by increased professional fees related to the Company's defense in a class action lawsuit. The Company expects that professional fees associated with the lawsuit in the future will be paid by the Company's insurance carrier. In the second quarter of 1999 the Company's President and Chief Operating Officer resigned. In connection with this resignation the Company recorded a provision for severance of $0.8 million. In the second quarter of 2000 the Company announced that it intended to close its last company-owned manufacturing facility located in Raleigh, Mississippi. This closure, which occurred in the third quarter of 2000, resulted in a charge against earnings of $0.2 million in the second quarter. The production in this facility has been transferred to third party independent contractor facilities in Mexico.

LICENSE FEES.

         License fees increased $0.9 million to $6.5 million in the nine months ended September 30, 2000 from $5.6 million in the nine months ended September 30, 1999. As a percentage of net sales, license fees decreased from 8.2% to 8.1%. The overall increase in license fees is directly related to the growth in the sales of Girbaud(-Registered Trademark-) merchandise, which involve higher royalty rates than other brands, as well as declining sales of BOSS, which has a relatively higher minimum royalty.

OPERATING LOSS.

         Operating loss decreased 91.1% to $0.4 million in the nine months ended September 30, 2000 from $4.5 million in the nine months ended September 30, 1999. The improvement was due to increased shipments of Girbaud(-Registered Trademark-) sportswear at higher margins partially offset by an increase in operating expenses and decreases in shipments of BOSS sportswear and the Company's women's private label lines.

INTEREST EXPENSE.

         Interest expense decreased $0.5 million to $0.9 million in the nine months ended September 30, 2000 from $1.4 million in the nine months ended September 30, 1999. The Company eliminated $0.9 million in interest expense related to the $11.25 million note payable for the BOSS trademark that was cancelled in the third quarter of 1999, offset by an increase in interest expense related to higher borrowings at an increased interest rate under the revolving line of credit.

INCOME TAXES.

         The Company has estimated its annual effective tax rate at 0% based on its estimate of pre-tax income for 2000. Also, the Company has net operating loss carryforwards of approximately $26.0 million for income tax reporting purposes for which no income tax benefit has been recorded due to the uncertainty over the level of future taxable income.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has relied primarily on internally generated funds, trade credit and asset-based borrowings to finance its operations. The Company's capital requirements primarily result from working capital needed to support increases in inventory and accounts receivable. The Company's working capital decreased significantly during the first nine months of 2000 compared to the first nine months of 1999, primarily due to a cumulative net loss of $5.9 million over the four quarters ended September 30, 2000. As of September 30, 2000, the Company had cash and cash equivalents, including temporary investments, of $1.1 million and working capital of $21.6 million compared to $1.1 million and $22.3 million, respectively, as of September 30, 1999.

OPERATING CASH FLOW

         Cash used by operations totaled $11.4 million for the first nine months of 2000, compared with $1.9 million for the same period of 1999. This is primarily due to the net loss of $1.3 million and increases in accounts receivable partially offset by decreases in inventories and increases in accounts payable and accrued expenses. Cash used for investing activities for the first nine months of 2000 were $0.6 million. Cash provided by financing activities totaled $11.9 million for the first nine months of 2000, resulting primarily from borrowings on the Company's revolving line of credit.

         As a result of increased sales, accounts receivable increased $14.6 million from December 31, 1999 to September 30, 2000 compared to an increase of $3.3 million from December 31, 1998 to September 30, 1999. Inventory decreased $1.0 million from December 31, 1999 to September 30, 2000 compared to a decrease of $3.2 million from December 31, 1998 to September 30, 1999.

         Capital expenditures were $0.8 million for the first nine months of 2000 compared with $0.4 million for the first nine months of 1999. The Company expects to continue to incur capital expenditures for the Girbaud(-Registered Trademark-) shop-in-shop program going forward.

         On May 15, 2000, the Company announced that it intended to close its last company owned manufacturing facility located in Raleigh, Mississippi. This closure, which occurred in the third quarter of 2000, resulted in a charge against earnings of $0.2 million in the second quarter. The production in this facility was transferred to third party independent contractor facilities in Mexico.

CREDIT FACILITIES

         The Company has an asset-based revolving line of credit with Congress Financial Corporation that allowed it to borrow up to $30.0 million based on a percentage of eligible accounts receivable and inventory. Borrowings under the revolving line of credit bore interest at the lender's prime rate less 0.25%. In March 1999, the Company amended the Agreement to extend the date of termination of the Agreement from June 30, 1999 to December 31, 2000. The amended Agreement provides that the Company may borrow up to 80.0% of net eligible accounts receivable and a portion of imported inventory, as defined in the Agreement. Borrowings under the Agreement may not exceed $25.0 million including outstanding letters of credit, which are limited to $8.0 million, and bear interest at the lender's prime rate of interest plus 1.0%. In connection with amending the Agreement the Company paid Congress a financing fee of $125,000, one half of which was paid at the time of closing and the other half of which was paid in June, 2000. The financing fee will be amortized over 21 months. Under the terms of the credit agreement, as amended, the Company is required to maintain minimum levels of working capital and tangible net worth. The Company was in violation of the net worth covenant as of September 30, 2000 and has obtained a waiver as of September 30, 2000. Effective September 30, 2000, the credit agreement was amended to reduce the required minimum level of net worth through December 31, 2000.

         The Company extends credit to its customers. Accordingly, the Company may have significant risk in collecting accounts receivable from its customers. The Company has credit policies and procedures which it uses to minimize exposure to credit losses. The Company's collection personnel regularly contact customers with receivable balances outstanding beyond 30 days to expedite collection. If these collection efforts are unsuccessful, the Company may discontinue merchandise shipments until the outstanding balance is paid. Ultimately, the Company may engage an outside collection organization to collect past due accounts. Timely contact with customers by collection personnel has been effective in reducing credit losses to an immaterial amount. The Company's credit loss was $0.6 million, or 0.7% of net sales, for the nine months ended September 30, 2000 compared with a credit loss of $1.3 million, or 1.9% of net sales for the nine months ended September 30, 1999.

         The Company believes that current levels of cash and cash equivalents ($1.1 million at September 30, 2000) together with cash from operations and existing credit facilities, will be sufficient to meet its working capital requirements for the next 12 months. Although the Company currently believes that it has sufficient capital resources to meet anticipated working capital and capital expenditure requirements beyond the next twelve months, unanticipated events and opportunities may make it necessary for the Company to return to the public markets, establish new credit facilities or raise capital in private transactions in order to meet capital requirements.

SEASONALITY

         The Company's business is impacted by the general seasonal trends that are characteristic of the apparel and retail industries. In the Company's segment of the apparel industry, sales are generally higher in the first and third quarters. Historically, the Company has taken greater markdowns in the second and fourth quarters. The Company generally receives orders for its products three to five months prior to the time the products are delivered to stores. Based principally on the strength of Girbaud brand sportswear as of September 30, 2000, the Company had unfilled orders of approximately $33 million, an increase of 43.5%, compared to approximately $23 million of such orders as of September 30, 1999. The backlog of orders at any given time is affected by a number of factors, including seasonality, weather conditions, scheduling of manufacturing and shipment of products. As the timing of the shipment of products may vary from year to year, the results for any particular quarter may not be indicative of the results for the full year.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair market value. Under certain circumstances, a portion of the derivative's gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into income when the transaction affects earnings. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS 133 is effective for all fiscal quarters beginning on January 1, 2001 and requires application prospectively. Presently, the Company does not use derivative instruments either in hedging activities or as investments. Accordingly, the Company believes that adoption of SFAS 133 will have no impact on its financial position or results of operations.

         In March 2000, the FASB issued interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25". FIN 44 clarifies the application of APB No. 25 for (a) the definition of employee for purposes of applying APB No. 25,
(b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequences of various modifications to the previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 2, 2000 but certain conclusions cover specific events that occur after either December 15, 1998 or January 12, 2000. The Company believes that adoption of FIN 44 will not have an affect on the Company's financial statements but may impact the accounting for grants or awards in future periods.


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

                            PART II--OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company and certain of its current and former officers and directors have been named as defendants in three putative class actions filed in the United States District Court for the District of Maryland. The first of the actions was filed on November 10, 1999 by Leo Bial and Robert W. Hampton. The three actions, which have been consolidated with Mr. Bial as thc first-named plaintiff, purport to have been brought on behalf of all persons (other than thc defendants and their affiliates) who purchased the Company's stock between December 17, 1997 and November 11, 1998. The plaintiffs allege that the registration statement and prospectus used in connection with the Company's initial public offering, completed in December 1997, contained materially false and misleading statements, which artificially inflated thc price of the Company's stock during the class period. Specifically, the complaints alleged violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended, and Sections 10(b) and 20(a) of the Securities Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The plaintiffs seek rescission, damages, costs and expenses, including attorney's fees, and such other relief as may be just and proper. Thc Company has filed a motion to dismiss thc consolidated complaint, and this motion is currently pending before the Court. The Company believes that the plaintiffs' allegations are without merit and intends to defend the cases vigorously.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.



         (a) Exhibits.

10.78 Amendment No. 2, dated as of August 25, 2000, to Consulting Agreement by and between I.C. Isaacs & Company, Inc. and Gary Brashers.

10.79     Eighteenth Amendment to Financing Agreement, dated as of May 30,
          2000.

10.80     Nineteenth Amendment to Financing Agreement, dated June 23, 2000.

10.81     Twentieth Amendment to Financing Agreement, dated as of
          November 7, 2000.

10.82 Letter Agreement dated August 9, 2000, by and between I.C. ISAACS & Company LP and Congress Financial Corporation relating to Covenant Supplement to the Accounts Financing Agreement.

27        Financial Data Schedule

          (b) Reports on Form 8-K.

          None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                I.C. ISAACS & COMPANY, INC.

                                By:             /s/ Robert J. Arnot
                                      ----------------------------------------
                                                  Robert J. Arnot
                                       CHAIRMAN OF THE BOARD, PRESIDENT AND
                                             CHIEF EXECUTIVE OFFICER

Dated: November 14, 2000

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


      NAME                               CAPACITY                          DATE
      ----                               --------                         -----
                                 Chairman of the Board, Chief          November 14, 2000
/s/ Robert J. Arnot              Executive Officer, President and
----------------------------     Director (Principal
  Robert J. Arnot                Executive Officer)

/s/ Eugene C. Wielepski          Vice President and Chief Financial    November 14, 2000
----------------------------     Officer and Director (Principal
  Eugene C. Wielepski            Financial and Accounting Officer)
