Form 10-K
period 2000-12-31
IC ISAACS & CO INC
filed 2001-04-02
CIK 1041179

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-K
                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


                   For the fiscal year ended December 31, 2000

                          Commission File No. 0-23379

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

                                 Title of Class:
                                 ---------------
                    COMMON STOCK, $.0001 PAR VALUE PER SHARE

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No
                                             ---    ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K.

         As of March 30, 2001, the aggregate market value of the outstanding shares of the Registrant's Common Stock held by non-affiliates was approximately $4,168,268 based on the average closing price of the Common Stock as reported by the Nasdaq National Market on March 30, 2001. Determination of affiliate status for this purpose is not a determination of affiliate status for any other purpose.

         As of March 30, 2001, 7,864,657 shares of Common Stock were outstanding.

                       DOCUMENT INCORPORATED BY REFERENCE

Specified portions of the definitive Proxy Statement for the 2001 Annual Meeting of Stockholders of I.C. Isaacs & Company, Inc. to be held on June 8, 2001 are incorporated by reference into Part III hereof.

                           I.C. ISAACS & COMPANY, INC.

                                    FORM 10-K

                                TABLE OF CONTENTS



                                                                                                                         PAGE
                                            PART I
 ITEM 1.        BUSINESS                                                                                                    4
 ITEM 2.        PROPERTIES                                                                                                 15
 ITEM 3.        LEGAL PROCEEDINGS                                                                                          16
 ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                                        16

                                            PART II

 ITEM 5.        MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS                                     17
 ITEM 6.        SELECTED FINANCIAL DATA                                                                                    18
 ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS                      20
 ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                                                                27
 ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE                       28

                                            PART III

*ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY                                                            28
*ITEM 11.       EXECUTIVE COMPENSATION                                                                                     28
*ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT                                             28
*ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                                                             28

                                            PART IV

 ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K                                           29


 SIGNATURES                                                                                                                32








- ---------------
* Incorporated by reference from the Registrant's definitive Proxy Statement for the 2001 Annual Meeting of Stockholders to be held June 8, 2001. The Proxy Statement will be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

         "I. C. Isaacs" and "I.G. Design" are trademarks of the Company. The Company has filed a federal trademark application for the mark "Urban Expedition
(UBX)." All other trademarks or service marks, including "Girbaud" and "Marithe and Francois Girbaud" (collectively, "Girbaud"), "BOSS" and "Beverly Hills Polo Club" appearing in this Annual Report on Form 10-K are the property of their respective owners and are not the property of the Company.

           IMPORTANT INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND
SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THOSE STATEMENTS INCLUDE STATEMENTS REGARDING THE INTENT, BELIEF OR CURRENT EXPECTATIONS OF THE COMPANY AND ITS MANAGEMENT, INCLUDING THE COMPANY'S BELIEF REGARDING THE PROMINENCE OF THE GIRBAUD BRAND IN THE COMPANY'S FUTURE, THE COMPANY'S INTENT WITH RESPECT TO THE DISCONTINUANCE OF THE WOMEN'S COMPANY-OWNED AND PRIVATE LABEL LINES, AND THE REDUCTION IN THE USE OF INDEPENDENT CONTRACTORS IN MEXICO, THE COMPANY'S BELIEFS REGARDING THE EFFECTS OF THE TRANSFER OF SUCH PRODUCTION TO ASIA, THE COMPANY'S EXPECTATIONS FOR 2001 AND STATEMENTS REGARDING ANTICIPATED AND/OR INTENDED COST SAVINGS AND ANTICIPATED WORKING CAPITAL NEEDS. WORDS SUCH AS "BELIEVES," "ANTICIPATES," "EXPECTS," "INTENDS," "PLANS," AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS BUT ARE NOT THE EXCLUSIVE MEANS OF IDENTIFYING SUCH STATEMENTS. SUCH STATEMENTS ARE FORWARD-LOOKING STATEMENTS WHICH ARE SUBJECT TO A VARIETY OF RISKS AND UNCERTAINTIES, MANY OF WHICH ARE BEYOND THE COMPANY'S CONTROL, WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE CONTEMPLATED IN SUCH FORWARD-LOOKING STATEMENTS, INCLUDING IN PARTICULAR THE RISKS AND UNCERTAINTIES DESCRIBED UNDER "RISK FACTORS" IN THE COMPANY'S PROSPECTUS, WHICH INCLUDE, AMONG OTHER THINGS (i) CHANGES IN THE MARKETPLACE FOR THE COMPANY'S PRODUCTS, INCLUDING CUSTOMER TASTES, (ii) THE INTRODUCTION OF NEW PRODUCTS OR PRICING CHANGES BY THE COMPANY'S COMPETITORS, (iii) CHANGES IN THE ECONOMY, AND (iv) TERMINATION OF ONE OR MORE OF ITS AGREEMENTS FOR USE OF THE BEVERLY HILLS POLO CLUB AND GIRBAUD BRAND NAMES AND IMAGES IN THE MANUFACTURE AND SALE OF THE COMPANY'S PRODUCTS. EXISTING AND PROSPECTIVE INVESTORS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE HEREOF. THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE OR REVISE THE INFORMATION CONTAINED IN THIS ANNUAL REPORT ON FORM 10-K, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR CIRCUMSTANCES OR OTHERWISE.

                                     PART I

ITEM 1. BUSINESS


INTRODUCTION

I.C. Isaacs & Company, Inc. (together with its predecessors, subsidiaries and affiliated companies, including I.C. Isaacs & Company L.P., the "Company") is a designer and marketer of branded jeanswear and sportswear. Founded in 1913, the Company offers collections of men's and women's jeanswear and sportswear under various labels. The Company offers collections of men's and women's jeanswear and sportswear under the Girbaud designer brand in the United States and Puerto Rico and collections of sportswear for men and boys under the Beverly Hills Polo Club brand in the United States, Puerto Rico and Europe. In 2000, the Company entered into an agreement for the distribution of its Girbaud line in Canada. The Company also offers women's pants and jeans under various Company owned brand names as well as under third party private labels for sale to major chain stores and catalogs. In 1999, the Company introduced a collection of men's sportswear under the Company owned Urban Expedition (UBX) brand in the United States and Europe. During the past several years, the Company also offered collections of jeanswear and sportswear for young men and boys under the BOSS brand in the United States and Puerto Rico. In the fourth quarter of 2000 the Company began negotiations to terminate its rights under the license agreement for the design and marketing of the BOSS brand. In the fourth quarter of 2000, the Company decided that it intended to discontinue production of the women's Company-owned and private label lines. See and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Notes 3 and 8 to the Consolidated Financial Statements.

         In November 1997, the Company acquired an exclusive license to manufacture and market certain men's jeanswear and sportswear under the Girbaud brand in the United States and Puerto Rico. In March 1998, the Company acquired an exclusive license to manufacture and market certain women's jeanswear and sportswear under the Girbaud brand in the United States and Puerto Rico. The Girbaud brand is an internationally recognized designer label with a distinct European influence. The Company has positioned the Girbaud line with a broad assortment of products, styles and fabrications reflecting a contemporary European look. The Company markets a full collection of men's jeanswear and sportswear under the Girbaud brand. In August 1998, the Company introduced a women's sportswear collection under the Girbaud brand, which also includes a wide array of products. In May 2000, the Company acquired an exclusive license to market certain men's and women's jeanswear and sportswear under the Girbaud brand in Canada and in December, 2000, it began to make shipments. To date, sales in Canada have been immaterial. Net sales of Girbaud products accounted for 69.6% and 32.9% of the Company's sales in 2000 and 1999, respectively. Based on its performance in 2000 and 1999, the Company believes that the Girbaud brand has established itself as the dominant part of the Company's future.

         The Company markets certain sportswear under the Beverly Hills Polo Club brand in the United States, Puerto Rico and Europe under an exclusive license. With its Beverly Hills Polo Club brand, the Company targets men and boys who desire updated traditional sportswear at competitive prices. The Company's Beverly Hills Polo Club line was introduced in the spring of 1994. Net sales of Beverly Hills Polo Club sportswear accounted for 13.4% and 17.3% of the Company's net sales in 2000 and 1999, respectively.

         The Company also markets a limited number of pants and jeans styles for women under its own "I.C. Isaacs" brand name and under third party private labels for sales to major chain stores and catalogs. Net sales of these labels accounted for 3.5% and 6.1% of the Company's net sales in 2000 and 1999, respectively. In the fourth quarter of 2000, the Company decided that it intended to discontinue production of the women's Company-owned and private label lines.

         In 1999, the Company launched a Company owned brand of men's sportswear, Urban Expedition (UBX) in the United States and Europe. The Company began shipping UBX products in the first quarter of 2000. Net sales of UBX sportswear accounted for 2.2% of the Company's net sales in 2000.

         Until recently, the Company also manufactured and marketed certain sportswear under the BOSS brand for sale at specified price points in the United States and Puerto Rico, subject to a licensing agreement with Ambra, Inc. ("Ambra"). In October 2000, the Board of Directors authorized the appropriate officers of the Company to negotiate a termination of the licensing agreement for use of the BOSS trademark. In March, 2001, the Company and Ambra executed an agreement to terminate the Company's rights under the licensing agreement (the "License Rights Termination Agreement"). Under the terms of the License Rights Termination Agreement, the Company will have until October 31, 2001 to sell, or dispose of, existing BOSS inventory. Net sales of BOSS sportswear accounted for 11.3% and 43.7% of the Company's net sales in 2000 and 1999, respectively.

PRODUCTS

         The Company's jeanswear and sportswear collections under the Girbaud, Beverly Hills Polo Club and UBX brands provide a broad range of product offerings for young men, women and boys, including a variety of tops, bottoms and outerwear. While each of these brands reflects a distinct image and style, they are all targeted to consumers who are seeking quality, fashionable products at competitive prices.

 GIRBAUD PRODUCTS

         Girbaud is an internationally recognized designer brand. The Company markets innovative European-inspired men's and women's jeanswear and sportswear collections under the Girbaud label. The Girbaud collections include full lines of bottoms consisting of jeans and casual pants in a variety of fabrications, including denim, stretch denim, cotton twill and nylon, cotton tee shirts, polo shirts, knit and woven tops, sweaters and outerwear. Reflecting contemporary European design, each of these collections is characterized by innovative styling and fabrication and is targeted to consumers ages 16 to 50. Estimated retail prices range from $20 to $25 for tee shirts, $50 to $75 for tops and bottoms, $60 to $90 for sweaters and $80 to $200 for outerwear.

 BEVERLY HILLS POLO CLUB PRODUCTS

         The Beverly Hills Polo Club sportswear products are positioned to be an updated traditional sportswear brand. The products combine contemporary design details and innovative fabric with classic American styling. The Beverly Hills Polo Club line includes a broad array of tops such as tee shirts, polo shirts, rugby shirts, denim shirts and sweatshirts made primarily in cotton fabrics such as pique, jersey and jersey fleece. The tops line is distinguished by innovative use of design, embroidery and fabric detail. Estimated retail prices range from $19 to $22 for tee shirts, $30 to $60 for tops and $60 to $120 for outerwear. The collection also includes a full line of bottoms including denim jeans, twill pants and corduroy casual pants as well as outerwear. Estimated retail prices for jeans and casual pants range from $40 to $55 per pair.

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

 OTHER COMPANY-OWNED AND THIRD-PARTY PRIVATE LABEL PRODUCTS

         The Company also produces a limited number of pants and jean styles for women under its own I.C. Isaacs brands as well as under customers' private labels for sale to major chain stores and catalogs. These brands focus on pull-on elastic waist pants and jeans. These pants are designed to appeal to more mature women looking for basic styling at value prices. The Company offers pants in a variety of fits, including missy, petite and large sizes. Estimated retail prices range from $15 to $24. In the fourth quarter of 2000, the Company decided that it intended to discontinue production of the women's Company-owned and private label lines.

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

         The Company began marketing men's sportswear under the Girbaud brand in February 1998 and introduced a women's sportswear collection under the Girbaud brand in the second quarter of 1998. The Company's Girbaud men's products are being sold to more than 1,300 stores in the United States and Puerto Rico, including major department stores such as Bloomingdales, Macy's East, Macy's West, Burdines, Saks, Inc., the May Company and Dayton Hudson, and many prominent specialty stores such as The Atrium in New York, Fred Segal Santa Monica, The Buckle, The Lark and Maurices. The Company's Girbaud women's line is now being sold to more than 600 stores. The Company's Girbaud brand products are sold and marketed domestically under the direction of an 9-person sales force headquartered in New York. The Company's Girbaud brand products are sold in Canada pursuant to an exclusive distribution agreement with Western Glove
Works. The Company began shipments to Canada in December, 2000. To date, sales in Canada have been immaterial.

         The Company's Beverly Hills Polo Club sportswear is sold in the United States, Puerto Rico and Europe to over 1,000 specialty stores, specialty store chains and department stores, including J.C. Penney Company, Inc. The Company's Beverly Hills Polo Club products are sold and marketed under the direction of its national sales offices in New York. In addition to executive selling based in New York and Dallas, the Company has a sales force consisting of 11 Beverly Hills Polo Club sales representatives.

         The Company's Beverly Hills Polo Club sportswear is sold in seven countries in Europe primarily through wholesale distributors, all of whom buy products directly from the Company. The Company currently has wholesale distribution arrangements with distributors in France, Germany, Greece, Norway, Sweden and Switzerland. Under these arrangements, the distributors purchase goods from the Company's Spanish subsidiary in United States dollars under irrevocable letters of credit or by prepayment, thereby minimizing the Company's credit risk. The Company also utilizes sales representatives to sell directly to stores in Spain. All of those direct sales are secured by a credit insurance company. The Company has also established two franchise stores in Spain. To date, sales of the Company's Beverly Hills Polo Club products in Europe have been immaterial.

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

         The Company-owned branded products and third-party private label products are sold under the direction of the sales headquarters in New York. The products are distributed to department stores such as Boscov's; mass merchandisers and discounters such as Ames Department Stores, Inc.; and catalogs such as Bedford Fair and Arizona Mail Order Company, Inc.

         None of the Company's customers accounted for 10% or more of sales in 2000. The Company's single largest customer in 1999 was J.C. Penney Company, Inc., which accounted for 14.2% of net sales. No other customer of the Company accounted for 10.0% or more of net sales in 1999.

DESIGN AND MERCHANDISING

         The Company's designers and merchandisers travel around the world to monitor emerging fashion trends and search for styling inspiration and fabrics. These sources, together with new styling and graphics developed by the Company's designers, serve as the primary creative influences for the Company's product lines. In addition, merchandisers and designers involved with the development of Girbaud products are provided with the Girbaud collections from Europe twice a year and collaborate with Marithe and Francois Girbaud and their staff in the development of the Company's Girbaud product lines for sale in the United States. Merchandisers also regularly meet with sales management to gain additional market insight and further refine the products to be consistent with the needs of each of the Company's markets. The Company's in-house design and product development is carried out by merchandising departments in New York. Many of the Company's products are developed using computer-aided design equipment, which allows designers to view and easily modify images of a new design. The Company currently has 18 people on the design staff in New York City. Design expenditures were approximately $2.1 million in 1999 and 2000. The Company estimates these expenses will decrease in 2001.

ADVERTISING AND MARKETING

         The Company prides itself on its ability to efficiently utilize its advertising budget. Although the Company spent approximately $2.0 million or 2.1% of net sales on advertising in 2000, this is a relatively modest amount as compared with some of its competitors. In 1999, the Company's expenditures for advertising and marketing activities totaled $2.8 million.

         The Company aggressively communicates and reinforces the brand and image of its Girbaud and Beverly Hills Polo Club products through creative and innovative advertising and marketing efforts. The Company's advertising and marketing strategies are directed by its national sales offices and developed in collaboration with its advertising agencies and, in the case of Girbaud, with Girbaud's European offices and Paris advertising agency. The Company's advertising strategy is geared towards its youthful and contemporary consumers, whose lifestyles are influenced by music, sports and fashion. The Company has been advertising the Beverly Hills Polo Club brand since 1994 and the Girbaud brand since 1998. Its advertising campaigns have evolved from trade magazines to a wide variety of media, including billboards, fashion magazines, radio and special events.

         The Company has a multifaceted marketing campaign for its Girbaud brand, which includes print advertisement in magazines such as JANE, MARIE CLAIRE, SPIN, STUFF AND VIBE magazines. The campaign also includes outdoor advertising point of sale materials and promotions, and celebrity wardrobing. As a first tier designer brand, Girbaud also presents international runway shows as well as appearing in major trade shows.

         Recognizing that point of sale brand presentation and images are highly effective, the Company also provides an array of in-store signage, fixtures and product videos for its Girbaud products. In addition, through the "Shop-in-Shop" concept, the Company provides key department stores and specialty stores with both fixtures and visuals to enhance brand recognition and to differentiate Girbaud products from other branded apparel. The Girbaud "Shop-in-Shops" are designed to create an environment that is consistent with the image of Girbaud as a unique designer brand. Currently, approximately 53 stores are using the "Shop-in-Shop" concept to showcase the Company's Girbaud products.

PRODUCT SOURCING

         GENERAL

         The Company believes that its sourcing capabilities enable it to effectively control the timing, quality and pricing of products while providing customers with increased value. During 2000, the Company used both domestic and foreign contractors for the production of its products. During 2000, approximately 20.9% of the Company's purchases of raw materials, labor and finished goods for its apparel were made in Mexico; approximately 45.5% were made in Asia; approximately 23.9% were made at third-party facilities in the United States; and the balance was made at the Company's facilities in the United States. Approximately 90.3% of the Company's manufacturing and sourcing in 2000 was done by third parties, all through arrangements with independent contractors. Each of the Company's independent contractors and independent buying agents has an agreement with the Company pursuant to which it performs manufacturing or purchasing services for the Company on a non-exclusive basis. The Company evaluates its contractors frequently and believes that there are a number of manufacturers capable of producing products that meet the Company's quality standards. The Company has the ability to terminate its arrangements with any of its contractors at any time.

 UNITED STATES AND MEXICO

         In the second quarter of 2000 the Company announced that it intended to close its last company-owned manufacturing facility in Raleigh, Mississippi. This closure, which occurred in the third quarter of 2000, resulted in a charge against earnings of $0.2 million in the second quarter. The production in this facility was transferred to third party independent contractor facilities in Mexico. In 2000, the Company produced approximately 9.7% of its bottoms (slacks, jeans, shorts and skirts) at this facility. In the fourth quarter of 2000, the Company decided to dramatically reduce the use of independent contractors' facilities in Mexico by the end of the second quarter of 2001. In 2000, the Company utilized independent contractors in Mexico for approximately 20.9% of total production. The production of these independent contractors in Mexico will be transferred to independent contractors in Asia. By moving most of this production to Asia, where the Company generally purchases the bottoms as finished goods, the Company believes it will obtain greater flexibility of quantities and styles ordered. This decision resulted in the termination of certain employees who will be paid severance in the first and second quarters of 2001. This severance resulted in a charge against earnings of $0.2 million in the fourth quarter of 2000. The Company uses a variety of contractors in the United States as needed for value added functions such as embroidery and screen printing of T-shirts.

 ASIA

         The majority of the Company's sportswear products are produced by approximately 21 different manufacturers in 6 countries in Asia. Virtually all of the Company's products other than pants and tee shirts are produced in Asia, but none of the Asian contractors engaged by the Company accounted for more than 10.0% of the Company's total production in 2000. The Company has well established relationships with many of its contractors, although it does not have written agreements with them. The Company retains independent buying agents in various countries in Asia to assist in selecting and overseeing independent manufacturers, sourcing fabric, trim and other materials and monitoring quotas. Independent buying agents also perform quality control functions on behalf of the Company, including inspecting materials and manufactured products prior to accepting delivery. The sourcing and merchandising staffs in the Company's New York offices oversee Asian fabric and product development, apparel manufacturing, price negotiation and quality control, as well as the research and development of new Asian sources of supply.

         The Company seeks to achieve the most efficient means for the timely delivery of its high quality products. With rare exceptions, the Company does not purchase fabrics but instead negotiates a finished garment price from its contractors. The contractor must then purchase the approved fabric as part of the package. All of the Company's products manufactured abroad are paid for in United States dollars. Accordingly, the Company does not engage in any currency hedging transactions. During the last several years, the percentage of the Company's products produced in Asia has increased dramatically, and will represent the majority of all products produced for the Company in 2001.

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

BACKLOG AND SEASONALITY

         The Company's business is impacted by the general seasonal trends that are characteristic of the apparel and retail industries. In the Company's segment of the apparel industry, sales are generally higher in the first and third quarters. The Company generally receives orders for its products three to five months prior to the time the products are delivered to the stores. As of December 31, 2000, the Company had unfilled orders of approximately $32.0 million, compared to approximately $29.0 million of such orders as of December 31, 1999. The Company expects to fill substantially all of these orders in 2001. The backlog of orders at any given time is affected by a number of factors, including seasonality, weather conditions, scheduling of manufacturing and shipment of products. During 2000, increased demand for the Company's Girbaud products resulted in the improvement in backlog. All such orders are subject to cancellation for various reasons such as late delivery. Accordingly, a comparison of backlogs of orders from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments.

LICENSES AND OTHER RIGHTS AGREEMENTS

         The Company's business is heavily dependent upon its use of the Girbaud brand name and image and, to a lesser extent, the Beverly Hills Polo Club brand names and images, which are in turn dependent upon the existence and continuation of certain licenses as described below.

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

         Under the Girbaud Men's Agreement the Company is required to make payments to the Licensor in an amount equal to 6.25% of the Company's net sales of regular licensed merchandise and 3.0% in the case of certain irregular and closeout licensed merchandise. The Company was subject to guaranteed minimum annual royalty payments of $2.0 million in 2000, and is subject to guaranteed minimum annual royalty payments of $2.5 million in 2001 and $3.0 million each year from 2002 through 2007. On a monthly basis during the term, the Company is obligated to pay 8.3% of the minimum guaranteed royalties for that year. On a quarterly basis during the term, the Company is required to pay the amount that the actual royalties exceed the total minimum guaranteed royalties for that quarter. The Company is required to spend at least $500,000 in advertising men's Girbaud brand products each year through the term of the Girbaud Men's Agreement.

         Under the Girbaud Women's Agreement the Company is required to make payments to the Licensor in an amount equal to 6.25% of the Company's net sales of regular licensed merchandise and 3.0% in the case of certain irregular and closeout licensed merchandise. The Company was subject to guaranteed minimum annual royalty payments of $800,000 in 2000, and is subject to guaranteed minimum annual royalty payments of $1.0 million in 2001 and $1.5 million each year from 2002 through 2007. On a monthly basis during the term, the Company is obligated to pay 8.3% of the minimum guaranteed royalties for that year. On a yearly basis, the Company is required to pay the amount that the actual royalties exceed the total minimum guaranteed royalties for that year. The Company is required to spend at least $400,000 in advertising women's Girbaud brand products in each year through the term of the Girbaud Women's Agreement. In addition, over the term of the Girbaud Women's Agreement the Company is required to contribute $190,000 per year to the Licensor's advertising and promotional expenditures for the Girbaud brand.

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

         In November 1998, the Company entered into amendments (the "Girbaud Amendments") to the Girbaud Agreements allowing distribution through an approved distributor in selected countries in Central and South America and the Caribbean. The Girbaud Amendments are effective until November 12, 2001 or until expiration of the Girbaud Agreements, whichever is earlier. In the event that the Company does not achieve more than 75% of target sales levels in any Central or South American or Caribbean country, its license to distribute Girbaud products in that country will become non-exclusive effective starting the following year. The Company did not achieve more than 75% or more of target sales levels in 1999 or 2000. To date, sales to the region have been immaterial.

         In May 2000, the Company entered into an exclusive distribution agreement for Girbaud men's and women's jeanswear and sportswear products in Canada. The Company will sell to Western Glove Works ("Distributor") Girbaud products produced in Mexico or the United States at cost plus 12.0%, which is less than its normal profit margins on sales of comparable products to the Company's retail customers. For products purchased by the Distributor from overseas, the Distributor will pay a distributor's fee equal to 6.75% of net sales to the Company. Under the agreement, the Distributor will pay a royalty fee equal to 6.25% of net sales to the Company, which will in turn pay the royalty to Latitude Licensing Corp. The initial term of the agreement expires on December 31, 2001. The Distributor may renew the agreement for six additional one-year terms. The minimum sales level for calendar 2001 is $1,600,000 (Canadian Dollars), which results in a minimum distribution fee payable to the Company of $48,000 (Canadian Dollars). There were no minimum sales levels or distribution fees for calendar year 2000.

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

         The Company was subject to a guaranteed payment of $636,000 in 2000 and is subject to a guaranteed payment of $586,000 in 2001. Guaranteed minimum annual royalties and guaranteed annual net shipments for the current term and the renewal term are equal to the greater of (i) 80.0% of the immediately preceding contract year's actual royalties and net shipments or
(ii) the previous year's guaranteed minimum royalty and guaranteed net shipments.

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

         During the term of the BHPC Agreement, the Company is prohibited from manufacturing or otherwise distributing any merchandise under a brand name which closely resembles the BHPC Trademark and from using on non-Beverly Hills Polo Club products any graphic, style or design which closely resembles any items supplied to the Company by the licensor. In addition, the rights of the Company under the BHPC Agreement are subject to the terms of a Settlement Agreement and Consent Judgment between the licensor and Polo Fashions, Inc., which imposes certain restrictions on the licensor's manner of use and advertising of the BHPC Trademark, including a prohibition on the use of the words "Polo" and "Polo Club" alone on any item of apparel. The Company believes that the BHPC Trademark, as licensed to the Company, complies with those restrictions.

         In May 1998, the Company entered into an exclusive license (the "BHPC Boys' Agreement") to manufacture and market boys' sportswear, including knit and woven shirts, cotton and cotton mixed pants (excluding tailored pants), jeans, shorts, swim shorts and sports outerwear, under the Beverly Hills Polo Club brand in the United States and Puerto Rico. Under the terms of the BHPC Boys' Agreement, the Company must pay the licensor of the BHPC Trademark royalties equal to 5.0% of net shipments by the Company of licensed products. The Company was subject to guaranteed minimum annual royalties of $75,000 in 2000 and is subject to minimum annual royalties of $100,000 in the year 2001. The BHPC Boys' Agreement has an initial term of three years, and is renewable at the option of the Company, provided the Company is not in breach thereof at the time the renewal notice is given, until December 31, 2004.

 BEVERLY HILLS POLO CLUB INTERNATIONAL LICENSES

         On August 15, 1996, I.C. Issacs Europe, S.L., a Spanish limited corporation and wholly-owned subsidiary of the Company, entered into retail and wholesale license agreements (collectively, the "International Agreements") for use of the Beverly Hills Polo Club trademark in Europe. The International Agreements, as amended, provide certain exclusive rights to use the Beverly Hills Polo Club trademark for men's sportswear in all countries in Europe for an initial term of three years ended December 31, 1999, renewable at the Company's option, provided the Company is not in breach thereof at the time the renewal notice is given, through five consecutive extensions ending December 31, 2007. The International Agreements are subject to substantially the same terms as the BHPC Agreements described above. The Agreements were amended July 31, 2000 to reduce certain royalty payments and increase the amount the Company is required to spend in advertising the BHPC line. For the period beginning January 1, 2000 and ending June 30, 2000, no guaranteed minimum annual royalties or guaranteed net shipment volumes applied; for the period beginning July 1, 2000 and ending December 31, 2000, the royalty rate was 3.0% of wholesale sales of BHPC products including purchases of BHPC products by Beverly Hills Polo Club retail stores in Europe ("Wholesale Purchases") and no guaranteed annual royalties applied; for the period beginning January 1, 2001 and ending December 31, 2001, the royalty rate is 3.0% of Wholesale Purchases, and the guaranteed annual royalty shall be $120,000; for the period beginning January 1, 2002 and ending December 31, 2004, the royalty rate shall be 3.0% of Wholesale Purchases, the guaranteed annual royalty shall be $120,000 and the Company shall be subject to the guaranteed net shipment volumes in effect immediately prior to the amendment dated March 1, 1999. For the period beginning January 1, 2000 and ending December 31, 2001, the Company is required to spend an amount equal to 4.0% of Wholesale Purchases in advertising the BHPC line. During each of 2002, 2003 and 2004, the Company is required to spend an amount equal to 4.0% of Wholesale Purchases in advertising the BHPC line.

BOSS

         Until March 15, 2001, the Company was permitted to manufacture, distribute, market and sell, within specific wholesale price points, certain categories of apparel for men, women and children under the BOSS brand pursuant to a license agreement with Ambra, Inc. ("Ambra") (the "BOSS License Agreement").

         In March, 2001, the Company executed the License Rights Termination Agreement, which terminated its rights under the BOSS License Agreement. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Notes 3 and 8 to the Consolidated Financial Statements.

         The minimum royalty payments associated with the BOSS License Agreement were $2.9 million and $3.2 million in 1999 and 2000, respectively, and would have been $3.2 million, $2.6 million and $2.1 million in 2001, 2002 and 2003, respectively.

CREDIT CONTROL

         The Company manages its own credit and collection functions and has never used a factoring service or outside credit insurance. The Company sells to approximately 2,500 accounts throughout the United States and Puerto Rico. All of the functions necessary to service this large volume of accounts are handled by the Company's in-house credit department in Baltimore, Maryland. The Company extends credit to its customers. Accordingly, the Company may have significant risk in collecting accounts receivable from its customers. The Company has credit policies and procedures which it uses to minimize exposure to credit losses. The Company currently employs five people in its credit department and believes that managing its own credit gives it unique flexibility as to which customers the Company should sell and how much business it should do with each. The Company obtains and periodically updates information regarding the financial condition and credit histories of customers. The Company's collection personnel evaluate this information and, if appropriate, establish a line of credit. Credit personnel track payment activity for each customer using customized computer software and directly contact customers with receivable balances outstanding beyond 30 days. If these collection efforts are unsuccessful, the Company may discontinue merchandise shipments until the outstanding balance is paid. Ultimately, the Company may engage an outside collection organization to collect past due accounts. Timely contact with customers has been effective in reducing credit losses to an immaterial amount. In 1999 and 2000, the Company's credit losses were $1.7 million and $0.9 million, respectively and actual credit losses as a percentage of net sales were 2.0% and 0.9%, respectively.

COMPETITION

         The apparel industry is highly competitive and fragmented and is subject to rapidly changing consumer demands and preferences. The Company believes that its continued success depends in large part upon its ability to anticipate, gauge and respond to changing consumer demands and fashion trends in a timely manner and upon the continued appeal to consumers of the Girbaud, Beverly Hills Polo Club and UBX brands. The Company competes with numerous apparel brands and distributors (including Calvin Klein, DKNY, Guess?, MECCA, PHAT Farm, Polo Jeans, Tommy Jeans, and Nautica). Many of the Company's competitors have greater financial resources than the Company. Although the level and nature of competition differ among its product categories, the Company believes that it competes on the basis of its brand image, quality of design and value pricing. The Company continued to experience intense competition in 2000 from many established and new competitors at both the specialty store and department store channels of distribution. Under the BHPC Agreements and the Girbaud Agreements, certain third parties have retained the right to produce, distribute, advertise and sell, and to authorize others to produce, distribute, advertise and sell certain garments that are similar to some of the Company's products. Any such production, distribution, advertisement or sale of such garments by such licensor or another authorized party could have a material adverse effect on the Company's financial condition or results of operations.

MANAGEMENT INFORMATION SYSTEMS

         The Company believes that advanced information processing is essential to maintaining its competitive position. The Company's systems provide, among other things, comprehensive order processing, production, accounting and management information for the marketing, selling, manufacturing, retailing and distribution functions of the Company's business. The Company's software programs allow it to track, among other things, orders, manufacturing schedules, inventory and sales of its products. The programs include centralized management information systems, which provide the various operating departments with financial, sales, inventory and distribution related information. Via electronic data interchange, the Company is able to ship orders, from inventory on hand, to certain customers within 24 to 72 hours from the time of order receipt.

EMPLOYEES

         The Company believes that its employees are one of its most valuable resources. As of March 31, 2001, the Company had approximately 150 full-time employees. The Company is not a party to any labor agreements, and none of its employees is represented by a labor union. The Company considers its relationship with its employees to be good and has not experienced any material interruption of its operations due to labor disputes.

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

ITEM 2. PROPERTIES

         Certain information concerning the Company's principal facilities is set forth below:




                         LEASED OR                                                                    APPROXIMATE AREA IN
LOCATION                 OWNED          USE                                                                   SQUARE FEET
- --------                 ----------     ---                                                           -------------------
Baltimore, MD            Owned          Administrative Headquarters and Office Facilities                          40,000
New York, NY             Leased         Sales, Merchandising, Marketing and Sourcing Headquarters                  10,100
Barcelona, Spain         Leased         European Headquarters                                                       2,000
Milford, DE              Owned          Distribution Center                                                        70,000
Carthage, MS             Leased         Warehouse                                                                 110,000
Raleigh, MS              Leased         Warehouse                                                                  90,000


         The Company also has regional sales offices, all of which are leased, in the following cities: Dallas, Texas; Miami, Florida; Los Angeles, California; Philadelphia, Pennsylvania;

and Santurce, Puerto Rico. The Company believes that its existing facilities are well maintained and in good operating condition. See "ITEM 1.
Business--Warehousing and Distribution" and Note 8 of Notes to Consolidated Financial Statements for further information.

         In the first quarter of 1999, the Company closed its Carthage, Mississippi manufacturing facility and now uses the facility as a warehouse. In the third quarter of 2000, the Company closed its Raleigh, Mississippi manufacturing facility. The production in this facility, the majority of which was jeans, was transferred to third party independent contractors' facilities in Mexico.

ITEM 3. LEGAL PROCEEDINGS

         The Company and certain of its current and former officers and directors have been named as defendants in three putative class actions filed in United States District Court for the District of Maryland. The first of the actions was filed on November 10, 1999 by Leo Bial and Robert W. Hampton. The three actions, which have been consolidated with Mr. Bial as the first-named plaintiff, purport to have been brought on behalf of all persons (other than the defendants and their affiliates) who purchased the Company's stock between December 17, 1997 and November 11, 1998. The plaintiffs allege that the registration statement and prospectus issued in connection with the Company's initial public offering, completed in December 1997, contained materially false and misleading statements, which artificially inflated the price of the Company's stock during the class period. Specifically, the complaints allege violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933. The plaintiffs seek recision, damages, costs and expenses, including attorneys' fees and experts' fees, and such other relief as may be just and proper. The Company believes that the plaintiffs' allegations are without merit and intends to defend the cases vigorously.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the fourth quarter of 2000, there were no matters submitted to a vote of the Company's stockholders.

                                     PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

         The market for the Company's Common Stock is not an exchange but is established by the National Association of Securities Dealers' Automated Quotation System. As of March 30, 2001, the Company had approximately 1,000 holders of record of the Company's Common Stock.

         The Company's Common Stock trades on the Nasdaq National Market under the Symbol "ISAC." The reported last sale price of the Common Stock on the Nasdaq National Market on March 30, 2001 was $0.53. The following table sets forth for the periods indicated the high and low closing sale prices for the Common Stock reported by the Nasdaq National Market:


                                              2000                    1999
                                    -------------------------------------------------
QUARTER ENDED                          HIGH         LOW         HIGH         LOW
- -------------                          ----         ---         ----         ---
March 31                                  $3.00      $1.3125       $1.50       $1.25
June 30                                   $3.00       $1.375      $1.125     $1.0938
September 30                             $2.375        $1.25      $1.375      $1.375
December 31                               $1.75       $0.375     $1.4688     $1.4375


         Since November 1998, the Company's Common Stock has been closing at prices between $0.375 and $3.00. In order to maintain its listing on the Nasdaq National Market, a stock must have a minimum bid price of $1.00. There can be no assurances that the Company's Common Stock will maintain a minimum bid price of $1.00 or more in the future or that it will not be delisted from the Nasdaq National Market.

         On January 31, 2001, the Company was notified by Nasdaq that it had failed to comply with Nasdaq's National Market maintenance standards and if it failed to regain compliance on or before May 1, 2001, Nasdaq would initiate a delisting proceeding with respect to the Company's stock.

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

         On May 15, 1997, the Board of Directors of the Company and the Company's stockholders adopted the 1997 Omnibus Stock Plan (the "Plan"). The purpose of the Plan is to promote the long-term growth and profitability of the Company by providing key people with incentives to improve stockholder value and contribute to the growth and financial success of the Company, and by enabling the Company to attract, retain and reward the best-available persons for positions of substantial responsibility. The maximum number of shares of Common Stock that could be issued with respect to awards granted under the Plan was 500,000. The Board of Directors approved an increase in the shares of Common Stock that may be issued with respect to awards granted under the Plan to an aggregate of 1.1 million shares, which increase was approved by the Company's stockholders at the 1999 annual meeting of stockholders (the "Annual Meeting"). The Plan is administered by the Compensation Committee of the Board of Directors. Participation in the Plan will be open to all employees, officers, directors and consultants of the Company or any of its affiliates, as may be selected by the Compensation Committee from time to time. The Plan allows for stock options, stock appreciation rights, stock awards, phantom stock awards and performance awards to be granted. The Compensation Committee will determine the prices, vesting schedules, expiration dates and other material conditions upon which such awards may be exercised. Through December 31, 2000, the Company had granted stock options under the Plan exercisable upon vesting for an aggregate of 1,020,250 stock options. The weighted average exercise price of such options is $1.52 per share. Through December 31, 2000, none of those stock options had been exercised. The issuance of such stock options was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to
Section 4(2) thereunder. The

Company previously filed a Registration Statement on Form S-8 (the "Form S-8") to register shares of Common Stock issuable pursuant to awards granted under the Plan.

         In November 1999 and May 2000, the Company issued an aggregate of
3.3 million shares of Series A Convertible Preferred Stock, par value $.001, of the Company to Ambra. Except as set forth below, the Series A Convertible Preferred Stock has all of the same preferences, rights and voting powers as the common stock. The preferred stock is not entitled to vote on any matters to be voted upon by the stockholders of the Company, except that the holders of the preferred stock are entitled to vote as a separate class, and the vote of a majority of the outstanding shares of preferred stock is required for the creation of an equity security senior to the preferred stock or the amendment of the certificate of incorporation or by-laws of the Company to the detriment of the holders of the preferred stock. The preferred stock has a liquidation preference of $1.00 per share plus any declared but unpaid dividends on the preferred stock. The Company may redeem, from March 15, 2001 to June 30, 2002, any or all of the preferred stock (i) at any time prior to July 1, 2002, at a redemption price of $1.00 per share (ii) at any time from July 1, 2002, through December 31, 2002, for the greater of $1.00 per share or an amount equal to the market value of the number of shares of common stock that the holder of the preferred stock would have held had the shares of preferred stock to be redeemed been converted into common stock immediately prior to such redemption. Upon the occurrence of an event of default under the $7.2 million note issued by the Company to Ambra in connection with the License Rights Termination Agreement, Ambra may demand a redemption of the preferred stock at a redemption price of $1.00 per share.

         The preferred stock is convertible by Ambra from January 1, 2003, through December 31, 2006, into (at Ambra's election), (i) a promissory note of the Company at an amount equal to the number of shares of preferred stock converted multiplied by $1.00, carrying interest at a rate of 12% per annum and payable over a term of 21 months or (ii) common stock of the Company at a 1:1 conversion ratio. For financial reporting purposes, the preferred stock will be considered redeemable preferred stock and will be classified outside of stockholders' equity.

ITEM 6. SELECTED FINANCIAL DATA

         The selected financial data set forth below have been derived from the consolidated financial statements of the Company and the related notes thereto. The statement of operations data for the years ended December 31, 1998, 1999 and 2000 and the balance sheet data as of December 31, 1999 and 2000 are derived from the consolidated financial statements of the Company which have been audited by BDO Seidman, LLP, independent certified public accountants, included elsewhere herein. The statement of operations data for the years ended December 31, 1996 and 1997 and the balance sheet data as of December 31, 1996, 1997 and 1998 are derived from the consolidated financial statements of the Company, which have been audited but are not contained herein. The following selected financial data should be read in conjunction with the Company's consolidated financial statements and the related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations," which are included elsewhere herein.


                                                                            YEAR ENDED DECEMBER 31,
                                             -----------------------------------------------------------------------------------
                                                 1996             1997              1998             1999             2000
                                             --------------   --------------    -------------    -------------    --------------
 STATEMENT OF INCOME DATA:                                          (IN THOUSANDS EXCEPT PER SHARE DATA)
 Net sales                                        $118,655         $161,446         $113,721          $84,525           $97,253
 Cost of sales                                      84,421          109,694           90,661           61,694            68,161
                                             --------------   --------------    -------------    -------------    --------------

     Gross profit                                   34,234           51,752           23,060           22,831            29,092
 Selling expenses                                   11,898           16,236           16,983           12,799            14,554
 License fees                                        4,817            7,577            6,020            7,002             8,353
 Distribution and shipping expenses                  2,669            4,307            3,900            2,863             3,242
 General and administrative expenses                 6,243            7,546            9,999            8,056             7,786
 Termination of license agreement                       --               --               --               --             8,068
 Provision for severance                                --               --              526              750               385
 Impairment of intangibles                              --               --               --               --               743
 Recovery of legal fees                              (718)            (117)               --               --                --
                                             --------------   --------------    -------------    -------------    --------------

     Operating income (loss)                         9,325           16,203         (14,368)          (8,639)          (14,039)
 Interest, net                                       1,365            2,372            1,455            1,628             1,332
 Other income (expense)                                 85                3              381              165                76
 Minority interest                                    (82)            (135)               --               --                --
                                             --------------   --------------    -------------    -------------    --------------

     Income (loss) before income taxes               7,963           13,699         (15,442)         (10,102)          (15,295)
 Income tax (provision)/benefit                         --            1,349          (1,351)            (110)                48
                                             --------------   --------------    -------------    -------------    --------------

     Net income (loss)                              $7,963          $15,048        $(16,793)        $(10,212)         $(15,247)
 Basic and diluted net income
  (loss) per share (1)                               $1.99            $3.68          $(2.15)          $(1.47)           $(2.00)
 Weighted average common
  shares outstanding                                 4,000            4,094            7,810            6,935             7,639

 PRO FORMA STATEMENT OF INCOME DATA:
 Income before income taxes                          7,963           13,699
 Income tax provision (2)                          (3,265)          (5,617)
                                             --------------   --------------

     Net income                                     $4,698           $8,082
                                             ==============   ==============

 Basic and diluted net income per share              $0.95            $1.62
                                             ==============   ==============

 Weighted average common
  shares outstanding                                 4,930            5,001



                                                                                   AS OF DECEMBER 31,
                                                      ------------------------------------------------------------------------------
                                                          1996           1997            1998            1999             2000
                                                      -------------   ------------    ------------    ------------   ---------------
 BALANCE SHEET DATA:
 Working capital                                           $16,274        $45,940         $31,577         $22,610           $16,777
 Total assets                                               37,257         73,443          59,046          40,435            36,430
 Total debt                                                  7,796         11,609          13,848           3,651            14,813
 Redeemable preferred stock                                     --             --              --           2,000             3,300
 Stockholders' equity                                       19,393         52,496          37,313          27,751            13,503


- -----------

(1) Historical earnings per share does not reflect a provision for income taxes as the Company had been taxed as an S corporation for the years ended December 31, 1996 and the majority of 1997.

(2) Reflects pro forma provision for income taxes as if the Company had been taxed as a C Corporation for the years ended December 31, 1996 and 1997.

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

         In the late 1980's, management made a decision to change the Company's marketing focus from a manufacturing-driven to a brand-driven strategy. This fundamental shift within the Company reflected senior management's belief that the American sportswear market would be dominated by recognized brands with clearly established images. Management also concluded that increasing market share would go to those companies that were market-driven and able to service their customers with diversified manufacturing and sourcing capabilities. Recognizing its strength in bottoms manufacturing, in 1990 the Company entered into a license agreement for the use of the BOSS brand name on men's denim apparel and on all types of juniors' sportswear for the young women's market. In the fall of 1993, the Company entered into license agreements for the use of the Beverly Hills Polo Club brand name on men's sportswear in the United States and Puerto Rico. License rights were expanded to include Europe in 1996.

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

         In May 2000, the Company entered into an exclusive distribution agreement for Girbaud men's and women's jeanswear and sportswear products in Canada. The Company will sell to Western Glove Works ("Distributor") Girbaud products produced in Mexico or the Unites States at cost plus 12.0%, which is less than its normal profit margins on sales of comparable products to the Company's retail customers. For products purchased by the Distributor from overseas, the Distributor will pay a distributor's fee equal to 6.75% of net sales to the Company. Under the agreement, the Distributor will pay a royalty fee equal to 6.25% of net sales to the Company, which will in turn pay the royalty to Latitude Licensing Corp. The initial term of the agreement expires on December 31, 2001. The Distributor may renew the agreement for six additional one-year terms. The minimum sales level for calendar 2001 is $1,600,000 (Canadian Dollars), which results in a minimum distribution fee payable to the Company of $48,000 (Canadian Dollars). There are no minimum sales levels or distribution fees for calendar year 2000. The Company began shipments to Canada in December, 2000. To date, sales to Canada have been immaterial.

         In September 1999, the Company introduced a collection of men's sportswear under the Company-owned Urban Expedition ("UBX") brand in the United States and Europe. Sales of the Urban Expedition brand have been immaterial to date.

         The Company also manufactures and markets a limited number of pants and jeans styles for women under its own "I.C. Isaacs" brand name and under third-party private labels for sale to major chain stores and catalogs.
In the fourth quarter of 2000, the Company decided that it intended to discontinue production of the women's Company-owned and private label lines.

         By the end of the 1990's, the Company had completed its strategic repositioning from a manufacturing-driven company to a marketing and brand-driven company. Through a strategy of providing fashionable, branded merchandise, the Company has become a fashion influence for youthful and contemporary consumers who purchase jeanswear and sportswear through specialty and department stores. The Company's brand-driven market strategy is evidenced by the increase of licensed, branded apparel as a percentage of the Company's net sales. In 2000, the Girbaud, Beverly Hills Polo Club and BOSS brands comprised 69.6%, 13.4% and 11.3% of net sales, respectively. Concurrently with this strategy, the Company has also shifted its product mix from predominately bottoms to a full array of sportswear, including tops and outerwear. In the fourth quarter of 2000, the Company decided to dramatically reduce the use of independent contractors' facilities in Mexico by the end of the second quarter of 2001. The reduced production of these independent contractors in Mexico will be transferred to independent contractors in Asia. By moving this production to Asia, whereby the Company generally purchases the item as a finished good, the Company believes it will obtain greater flexibility of quantities and styles ordered. The Company has also expanded its branded lines to include sportswear for boys and youth. The Company has terminated its rights under the license for use of the BOSS brand and intends to focus its efforts on its more profitable lines. Historically, the Company has recognized markdowns for specific unsold inventory in the second and fourth quarters. These specific markdowns are reflected in cost of sales and the related gross margins at the conclusion of the appropriate selling season.

TERMINATION OF BOSS LICENSE AGREEMENT

In October 1999, the Company, Ambra Inc. ("Ambra") and Hugo Boss A.G. ("Hugo Boss") entered into certain agreements including (i) a license agreement (the "BOSS License Agreement") granting the Company rights to manufacture and sell apparel using the BOSS brand name and (ii) an agreement pursuant to which the Company issued to Ambra aggregate of 3.3 million shares of Series A Convertible Preferred Stock, par value $.0001 per share, of the Company (the "Preferred Stock") and 666,667 shares of common stock, par value $.0001, of the Company. The BOSS License Agreement had an initial term through December 31, 2003 and carried minimum annual royalties of approximately $3.2 million in each of 2000 and 2001, $2.6 million in 2002 and $2.1 million in 2003. The Preferred Stock was redeemable at the option of the Company any time and from time to time and at the option of Ambra upon the occurrence of certain acceleration events under the BOSS License Agreement, in either case at a redemption price of $1.00 per share. Any and all unredeemed shares of Preferred Stock were convertible, at the option of the holder, for a 60 day period beginning
October 1, 2003, into a promissory note of the Company in a principal amount equal to $1.00 multiplied by the total number of shares of Preferred Stock being converted, with interest thereafter at an annual interest rate of 12%, payable in four quarterly installments beginning January 1, 2004.

In October 2000, the Board of Directors of the Company authorized the appropriate officers of the Company to negotiate a termination of the Boss License Agreement. In March 2001, the Company, Ambra and Hugo Boss executed an agreement to terminate the Company's rights under the BOSS License Agreement (the "License Rights Termination Agreement"). Pursuant to the License Rights Termination Agreement, (i) the Company issued to Ambra a subordinated secured promissory note (the "Note") of the Company in the principal amount of $7.2 million, with principal and interest at an annual rate of 8% payable in twenty-four (24) quarterly installments in the amount of (a) $205,500 each through December 31, 2001, (b) $420,000 each from March 31, 2002 through September 30, 2006 and (c) $407,085.57 on December 31, 2006;
(ii) the Company's rights under the BOSS License Agreement (and the Company's obligation to pay any royalties thereunder) were terminated; (iii) the Company agreed to sell or dispose of existing BOSS inventory by October 31, 2001; and (iv) the Preferred Stock will be (a) redeemable by the Company until June 30, 2002 for $1.00 per share, (b) redeemable by the Company from July 1, 2002 through December 31, 2002 for the greater of $1.00 per share or an amount equal to the market value of the number of shares of common stock which the holder of the Preferred Stock would have held had the shares of Preferred Stock being redeemed been converted to common stock immediately prior to such redemption; (c) redeemable by Ambra at any time upon an event of default under the Note; and (d) convertible by Ambra from January 1, 2003 through December 31, 2006 into (at Ambra's election): (x) a subordinated secured promissory note of the Company in the amount equal to the number of shares of Preferred Stock converted multiplied by $1.00, carrying an interest rate of 12% per annum and payable over a term of twenty-one (21) months or
(y) common stock of the Company at a 1:1 conversion ratio. The Company also executed a security agreement in favor of Ambra and agreed to grant a mortgage or deed of trust on the Company's real estate in Milford, Delaware and Baltimore, Maryland as security for the Company's obligations under the Note.

RESULTS OF OPERATIONS


                                                                                       YEAR ENDED DECEMBER 31,
                                                                             ----------------------------------------
                                                                                1998           1999          2000
                                                                             -----------    -----------   -----------
 Net sales                                                                       100.0%         100.0%        100.0%
 Cost of sales                                                                     79.7           73.0          70.1
                                                                             -----------    -----------   -----------

 Gross profit                                                                      20.3           27.0          29.9
                                                                             -----------    -----------   -----------

 Selling expenses                                                                  14.9           15.1          15.0
 License fees                                                                       5.3            8.3           8.6
 Distribution and shipping expenses                                                 3.4            3.4           3.3
 General and administrative expenses                                                9.3           10.4           9.1
 Termination of licensing agreement                                                  --             --           8.3
                                                                             -----------    -----------   -----------

 Operating loss                                                                 (12.6%)        (10.2%)       (14.4%)
                                                                             ===========    ===========   ===========



YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

NET SALES.

         Net sales increased 15.1% to $97.3 million in 2000 from $84.5 million in 1999. The increase was primarily due to growth in both the men's and women's Girbaud lines offset by continued declines in the BOSS, Beverly Hills Polo Club and Company-owned and private label brands. Net sales of Girbaud men's sportswear increased $34.8 million or 152.6% to $57.6 million. Net sales of Girbaud women's sportswear increased $5.2 million or 104.0% to $10.2 million. The Company began shipping its UBX line in the first quarter of 2000 and shipped $2.1 million in 2000 of UBX. Net sales of BOSS sportswear decreased $26.0 million or 70.3% to $11.0 million. Net sales of Beverly Hills Club sportswear decreased $1.6 million or 11.0% to $13.0 million. Net sales of Company-owned brands and private label brands decreased $1.8 million or 34.6% to $3.4 million in 2000. Due to the termination of the BOSS license agreement, sales of BOSS sportswear will be insignificant in 2001.

GROSS PROFIT.

         Gross profit increased 27.6% to $29.1 million in 2000 from $22.8 million in 1999. Gross profit as a percentage of net sales increased to 29.9% from 27.0% over the same period. The increase in gross profit as a percentage of net sales was primarily due to increased sales of Girbaud jeanswear and sportswear at higher margins than those realized on sales of BOSS and Beverly Hills Polo Club sportswear. In an effort to continue to decrease inventory levels and to generate cash, a significant amount of sales were made in 1999 and 2000 to a mass retailer at gross profit margins significantly below the margins on goods that are sold to department and specialty stores. This adversely affected the overall gross margin. In addition, the Company had an inventory valuation allowance of $1.0 million at December 31, 2000 to properly reflect unsold inventory at its net realizable value. Such inventory valuation allowance included Girbaud, BOSS and Beverly Hills Polo Club products. The Company had an inventory valuation allowance of $2.3 million at December 31, 1999. The Company monitors inventory levels, by product category, weekly to help identify inventory shortages as well as excess inventory. Personnel look at recent sales data and order backlog to help identify slow moving inventory items. Further, sales managers continually discuss product turnover and sales forecasts with sales personnel to aid in identifying product shortages and overages. Based on the information available, the Company believes the inventory valuation provisions were appropriate at December 31, 1999 and 2000, respectively.

SELLING, DISTRIBUTION, GENERAL AND ADMINISTRATIVE EXPENSES.

         Selling, distribution, general and administrative ("SG&A") expenses increased 9.0% to $26.7 million in 2000 from $24.5 million in 1999. As a percentage of net sales, SG&A expenses decreased to 27.4% from 29.0% over the same period. The decrease in SG&A as a percentage of net sales in a period of increasing expense was due to the significant increase in net sales. Selling expenses increased 13.7% to $14.6 million from $12.8 million due to increased commissions to the Company's salespersons and increases in promotional costs. Distribution and shipping expenses increased from $2.9 million in 1999 to $3.2 million in 2000 due to increased personnel and wages at the Company's distribution facility to cover the increase in merchandise shipments. General and administrative expenses decreased 3.4% to $7.8 million due to the elimination, in October 1999, of amortization expense related to the BOSS trademark. Therefore, no amortization expense related to the trademark was recorded by the Company in 2000. The provision for severance decreased 48.7% in 2000 to $0.4 million. In 1999 the Company's Chief Operating Officer resigned resulting in a provision for severance of $0.8 million and in 2000 the Company recorded a provision for severance related to a plant closing which totaled $0.4 million. The Company recorded an impairment of intangibles for $0.7 million in 2000 related to the goodwill associated with the women's Company-owned and private label lines.

LICENSE FEES.

         License fees increased $1.4 million to $8.4 million in 2000 from $7.0 million in 1999. As a percentage of net sales license fees increased from 8.3% to 8.6%. The increase in license fees as a percentage of net sales is primarily due to higher royalties for Girbaud offset somewhat by reductions in the minimum royalties under the BOSS license agreement that was in effect for all of 2000.

TERMINATION OF LICENSE AGREEMENT.

         In connection with the termination of its rights under the BOSS License Agreement, the Company recorded a note payable of $7.2 million and wrote off the remaining deferred royalty expense of $0.7 million and other BOSS related assets of $0.2 million as a charge against earnings totaling $8.1 million in the fourth quarter of 2000.

OPERATING LOSS.

         Operating loss increased 62.8% to $14.0 million in 2000 from $8.6 million in 1999. The decline in performance is due to the termination of the BOSS License Agreement offset by higher gross margins at increased sales volumes coupled with a reduction in operating expenses, as explained above.

INTEREST EXPENSE.

         Interest expense decreased $0.3 million to $1.3 million in 2000. The decrease in interest expense is primarily due to the elimination of interest expense in the third quarter of 1999 on the $11.25 million note payable associated with the purchase of the BOSS trademark in November 1997, offset by increased borrowings under the Company's asset-based revolving line of credit. Interest income earned in 1999 and 2000 was insignificant.

INCOME TAXES.

         The Company recorded an income tax benefit of $48,000 in 2000 related to an overaccrual of state taxes in 1999. The Company recorded income tax expense of $0.1 million in 1999 related to state taxes.

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

SELLING, DISTRIBUTION, GENERAL AND ADMINISTRATIVE EXPENSES.

         Selling, distribution, general and administrative ("SG&A") expenses decreased 22.0% to $24.5 million in 1999 from $31.4 million in 1998. As a percentage of net sales, SG&A expenses increased to 29.0% from 27.6% over the same period due to lower net sales and a provision for severance offset somewhat by decreases in advertising expenditures, lower selling expenses and lower commissions to the Company's salespersons. Advertising expenditures declined $2.9 million to $2.8 million as the Company reduced targeted advertising campaigns for BOSS and Beverly Hills Polo Club. The Company's advertising expenditures for the Girbaud brand approximated $1.5 million in 1999 and 1998. The Company was required to spend $0.9 million in advertising as well as $1.8 million on sales and marketing for the women's and men's Girbaud brands in 1999. In 1999, expenditures on the Company's Urban Expedition (UBX) line were immaterial. Distribution and shipping expenses decreased $1.0 million to $2.9 due primarily to a reduction in personnel and wages at the Company's Milford, Delaware distribution facility due to decreased merchandise shipments. General and administrative expenses decreased $1.9 million to $8.1 million due to reductions in personnel in the second half of 1999 coupled with a reduction in bad debt expense and a decrease in amortization expense offset somewhat by increases in outside professional fees. In the second quarter of 1999, the Company's President and Chief Operating Officer resigned resulting in a provision for severance of $0.8 million. In 1998, the Company recorded a provision for severance associated with plant closures of $0.5 million.

LICENSE FEES.

         License fees increased $1.0 million to $7.0 million in 1999 from $6.0 million in 1998. As a percentage of net sales license fees increased from 5.3% to 8.3%. The increase in license fees as a percentage of net sales is primarily due to increases in the minimum royalties for Girbaud and lower net sales offset somewhat by reductions in the minimum royalties under the BOSS license agreement.

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

LIQUIDITY AND CAPITAL RESOURCES

         The Company has relied primarily on internally generated funds, trade credit and asset based borrowings to finance its operations. The Company's capital requirements primarily result from working capital needed to support increases in inventory and accounts receivable. The Company's working capital decreased significantly during 2000 compared to 1999, primarily due to the 2000 net loss. As of December 31, 2000, the Company had cash, including temporary investments, of $0.8 million and working capital of $16.8 million compared to $1.2 million and $22.6 million, respectively, as of December 31, 1999. In connection with the License Rights Termination Agreement, the Company eliminated the minimum royalty payments due Ambra in 2001 through 2003. These were, prior to the termination, $3.2 million, $2.6 million and $2.1 million that would otherwise have been in 2001, 2002 and 2003, respectively. Net of the principal and interest payments on the Note, the Company will save approximately $2.4 million, $0.9 million and $0.4 million in 2001, 2002 and 2003, respectively.

OPERATING CASH FLOW.

         Cash used in operations totaled $4.2 million in 2000 compared to cash provided by operations of $0.4 million in 1999. Negative cash flow in 2000 is due to the increase in the net loss, a significant increase in accounts receivable related to increased sales and a decrease in accounts payable. These amounts were somewhat offset by non-cash expenses related to the License Rights Termination Agreement, depreciation and amortization, impairment of intangibles and a decrease in inventory. Cash used in investing activities during 2000 totaled $0.7 million and was used for the purchase of fixtures for the Girbaud Shop-in-Shop stores, show exhibits and computer equipment of $1.1 million offset by $0.4 million in proceeds from the sale of machinery and equipment from the closing of the Company's manufacturing facility in Raleigh, Mississippi. Cash used in financing activities totaled $4.5 million resulting primarily from proceeds from borrowings under the revolving line of credit and increases in checks issued against future deposits.

         Inventories decreased $3.9 million from December 31, 1999 to December 31, 2000, compared to a decrease of $4.9 million from December 31, 1998 to December 31, 1999. The decrease in 2000 was the result of a $2.6 million reduction in BOSS inventory related to a decrease in quantities purchased to meet sales levels. The change in 1999 was due to the sale of excess BOSS and Beverly Hills Polo Club inventory on hand at December 31, 1998. During 2000, BOSS sales have continued to decline. At December 31, 2000, the Company had an inventory valuation allowance of $1.0 million related to unsold inventory compared to $2.3 million at December 31, 1999. Such inventory valuation allowance included Girbaud, Beverly Hills Polo Club and BOSS products.

         Capital expenditures were $1.1 million in 2000 compared to $0.8 million in 1999. The Company's capital expenditures were primarily for the purchase of fixtures for the Girbaud Shop-in-Shop stores, show exhibits and computer equipment of $1.1 million offset by $0.4 million in proceeds from the sale of machinery and equipment from the closing of the Company's manufacturing facility in Raleigh, Mississippi. The Company does not currently have commitments for significant capital expenditures in 2001.

CREDIT FACILITIES

         The Company has an asset-based revolving line of credit (the "Agreement") with Congress Financial Corporation ("Congress"). As of December 31, 2000 the Company had $7.6 million in outstanding borrowings under the Agreement compared to $3.6 million as of December 31, 1999. In March 1999, the Company amended the Agreement to extend the term of the Agreement through December 31, 2000. In December 2000, the Agreement was further amended to extend the term through March 31, 2001. In March 2001, the Agreement was further amended to extend the term through December 31, 2002. The amended Agreement provides that the Company may borrow up to (i) 80.0% of net eligible accounts receivable and a portion of inventory, as defined in the agreement less (ii) a $1.0 million special availability reserve. Borrowings under the Agreement may not exceed $25.0 million (including outstanding letters of credit which are limited to $6.0 million from May 1 to September 30 of each year and $4.0 million for the remainder of each year) and bear interest at the lenders prime rate of interest plus 1.0%. Outstanding letters of credit approximated $2.1 million at December 31, 2000. In connection with the March 1999 amendment, the Company paid Congress a financing fee of $125,000, one half of which was paid at the time of closing and the other half of which was paid on June 30, 2000. The financing fee was amortized over 21 months. In connection with the March 2001 amendment, the Company will pay Congress a financing fee of $150,000, one half of which was paid at the time of closing and the other half of which shall be payable on September 1, 2001. Under the terms of the Agreement, as amended, the Company is required to maintain minimum levels of working capital and tangible net worth. The Company was in violation of both of these covenants at December 31, 2000 and obtained a waiver from Congress. In connection with the amendment in March 2001, Congress reduced the minimum levels of working capital and tangible net worth, effective January 1, 2001. There can be no assurances that the Company will not be in violation of the net worth covenant during 2001 or thereafter.

         The Company extends credit to its customers. Accordingly, the Company may have significant risk in collecting accounts receivable from its customers. The Company has credit policies and procedures which it uses to minimize exposure to credit losses. The Company's collection personnel regularly contact customers with receivable balances outstanding beyond 30 days to expedite collection. If these collection efforts are unsuccessful, the Company may discontinue merchandise shipments until the outstanding balance is paid. Ultimately, the Company may engage an outside collection organization to collect past due accounts. Timely contact with customers has been effective in reducing credit losses. In 1999 and 2000, the Company's credit losses were $1.7 million and $0.9 million, respectively and the Company's actual credit losses as a percentage of net sales were 2.0% and 0.9%, respectively.

         The Company believes that current levels of cash and cash equivalents ($0.8 million at December 31, 2000) together with cash from operations and funds available under its Agreement, will be sufficient to meet its capital requirements for the next 12 months.

BACKLOG AND SEASONALITY

         The Company's business is impacted by the general seasonal trends that are characteristic of the apparel and retail industries. In the Company's segment of the apparel industry, sales are generally higher in the first and third quarters. Historically, the Company has taken greater markdowns in the second and fourth quarters. The Company generally receives orders for its products three to five months prior to the time the products are delivered to stores. As of December 31, 2000 the Company has unfilled orders of approximately $32.0 million, compared to $29.0 million of such orders as of December 31, 1999. The backlog of orders at any given time is affected by a number of factors, including seasonality, weather conditions, scheduling of manufacturing and shipment of products. As the time of the shipment of products may vary from year to year, the results for any particular quarter may not be indicative of the results for the full year.

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

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments" ("SFAS 133"). SFAS 133 established accounting and reporting standards for derivative instruments and for hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair market value. Under certain circumstances, a portion of the derivative's gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into income when the transaction effects earnings. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS 133 is effective for fiscal quarters of years beginning after June 15, 2000 and requires application prospectively. Presently, the Company does not use derivative instruments either in hedging activities or as investments. Accordingly, the adoption of SFAS 133 had no impact on its financial position or results of operations.

         In March 2000, the FASB issued interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25". FIN 44 clarifies the application of APB Opinion No. 25 for (a) the definition of employee for purposes of applying APB Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequences of various modifications to the previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 2, 2000 but certain conclusions cover specific events that occur after either December 15, 1998 or January 12, 2000. The adoption of FIN 44 did not have an affect on the Company's financial statements.

         In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 which summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company adopted Staff Accounting Bulletin No. 101 effective October 1, 2000. The adoption of this guidance did not have a material impact on the Company's results of operations or financial position, however, the guidance may impact the way in which the Company will account for future transactions.

ITEM 7-A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The consolidated financial statements of the Company and the report of independent certified public accountants thereon are set forth on pages 33 through 54 hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

         The information appearing in the Company's Definitive Proxy Statement prepared in connection with the 2001 Annual Meeting of Stockholders (the "Proxy Statement") under the captions "Proposal 1 :Election of Class I Directors" and "Principal Executive Officers of the Company Who Are Not Also Directors" is incorporated herein by reference. The Proxy Statement will be filed not later than 120 days after the end of the fiscal year covered by this annual report on Form 10-K.

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

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)1. Financial Statements. The following financial statements, related notes and the Report of Independent Auditors, are included in response to Item 8 hereof:

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                                                             PAGE
                                                                                                                             ----
Report of Independent Certified Public Accountants                                                                           33
Consolidated Balance Sheets at December 31, 1999 and 2000                                                                    34
Consolidated Statements of Operations for the years ended December 31, 1998, 1999 and 2000                                   35
Consolidated Statements of Stockholders' Equity for the years ended December 31, 1998, 1999 and 2000                         36
Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1999 and 2000                                   37
Summary of Accounting Policies                                                                                               38
Notes to Consolidated Financial Statements                                                                                   42


(a)2. Financial Statements Schedules. The following is a list of all financial statements schedules filed herewith:

         Schedule II-Valuation and Qualifying Accounts

         Schedules other than those listed above have been omitted because they are not required or are not applicable, or the required information has been included in the Consolidated Financial Statements or the Notes thereto.

(a)3. Exhibits (numbered in accordance with Item 601 of Regulation S-K). See accompanying Index to Exhibits. The following is a list of Exhibits filed herewith:

          3.04  Certificate of Amendment to Certificate of Designation dated
                 March 15, 2001

         10.83 License Rights Termination Agreement dated March 15, 2001 by and between Ambra Inc., Hugo Boss AG, I.C. Isaacs & Company
                 L.P. and I.C. Isaacs & Company, Inc.

         10.84  Subordinated Secured Promissory Note dated March 15, 2001

         10.85  Security Agreement dated March 15, 2001 by and between I.C.
                 Isaacs & Company L.P and Ambra Inc.

         10.86  Amendment No. 1 dated March 15, 2001 to Shareholders'
                 Agreement by and between I.C. Isaacs & Company, Inc. and
                 Ambra Inc.

         10.87  Twenty-second Amendment to Financing Agreements dated
                 March 15, 2001

         23.01  Consent of BDO Seidman, LLP


(b) Reports on Form 8-K:

         None.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULES

I.C. Isaacs & Company, Inc.


         The audits referred to in our report to I.C. Isaacs & Company, Inc. dated March 2, 2001, except for Notes 3 and 8, which are as of March 29, 2001, which is contained in Item 8 of this Form 10-K, include the audit of the financial statement schedule listed in the accompanying index for the each of the three years in the period ended December 31, 2000. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

         In our opinion, such schedule presents fairly, in all material respects, the information set forth therein.

                                                              BDO SEIDMAN, LLP

Washington, D.C.
March 2, 2001, except for
Notes 3 and 8, which are
as of March 29, 2001

                                   SCHEDULE II
                          I. C. ISAACS & COMPANY, INC.
                        VALUATION AND QUALIFYING ACCOUNTS



                                                          BALANCE            CHARGED TO
                                                        BEGINNING OF         COSTS AND                             BALANCE AT END
DESCRIPTION                                               THE YEAR            EXPENSES            DEDUCTION            OF YEAR
                                                      -----------------   -----------------    ----------------    ----------------
 Year Ended December 31, 1998
       Allowance for doubtful accounts                    $  1,185,000        $  1,595,000       $ (1,427,000)         $  1,353,000
       Reserve for sales returns and discounts                 177,000           6,733,000         (6,814,000)               96,000
 Year Ended December 31, 1999
       Allowance for doubtful accounts                       1,353,000           1,023,000         (1,651,000)              725,000
       Reserve for sales returns and discounts                  96,000           4,278,000         (4,221,000)              153,000
 Year Ended December 31, 2000
       Allowance for doubtful accounts                         725,000             837,000           (932,000)              630,000
       Reserve for sales returns and discounts                 153,000           6,005,000         (5,928,000)              230,000
                                                      =================    ================    ================    =================


                                                    SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                I.C. ISAACS & COMPANY, INC.
                                                (REGISTRANT)
                                                 By: /s/ Robert J. Arnot
                                                    ---------------------------
                                                         Robert J. Arnot
                                                       CHAIRMAN OF THE BOARD
                                                     AND CHIEF EXECUTIVE OFFICER
                                                       Date: March 30, 2001

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                     SIGNATURE                       TITLE                                                             DATE
                     ----------                      -----                                                             ----
             /s/ ROBERT J. ARNOT                     Chairman of the Board and Chief Executive Officer,           March 30, 2001
                --------------------                 President and Director (Principal Executive Officer)
                  Robert J. Arnot

            /s/ EUGENE C. WIELEPSKI                  Vice President and Chief Financial Officer and Director      March 30, 2001
               -----------------------               (Principal Financial and Accounting Officer)
                Eugene C. Wielepski

            /s/   DANIEL GLADSTONE                                           Director                             March 30, 2001
               -----------------------
                  Daniel Gladstone

            /s/     JON HECHLER                                              Director                             March 30, 2001
               -----------------------
                    Jon Hechler

            /s/  RONALD S. SCHMIDT                                           Director                             March 30, 2001
               -----------------------
                 Ronald S. Schmidt

            /s/  THOMAS P. ORMANDY                                           Director                             March 30, 2001
               -----------------------
                 Thomas P. Ormandy

            /s/     NEAL J. FOX                                              Director                             March 30, 2001
               -----------------------
                    Neal J. Fox

            /s/ ANTHONY J. MARTERIE                                          Director                             March 30, 2001
               -----------------------
                Anthony J. Marterie



               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Board of Directors and Stockholders
I.C. Isaacs & Company, Inc.
Baltimore, Maryland

         We have audited the accompanying consolidated balance sheets of I.C. Isaacs & Company, Inc. and subsidiaries as of December 31, 1999 and 2000 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of I.C. Isaacs & Company, Inc. and subsidiaries at December 31, 1999 and 2000 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

                                                              BDO SEIDMAN, LLP

Washington, D.C.
March 2, 2001, except for
Notes 3 and 8, which are
as of March 29, 2001

                           I.C. ISAACS & COMPANY, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                                              DECEMBER 31,
                                                                                  --------------------------------------
                                                                                        1999                 2000
                                                                                        ----                 ----
ASSETS
Current
  Cash, including temporary investments of $512,000 and $203,000                       $ 1,193,093            $  847,644
  Accounts receivable, less allowance for doubtful
    accounts of $725,000 and $630,000 (Note 3)                                          10,950,550            13,618,127
  Inventories (Notes 1 and 3)                                                           18,201,323            14,307,339
  Prepaid expenses and other                                                               293,524               446,644
  Refundable income taxes                                                                  356,265               342,822
                                                                                  -----------------    ------------------

Total current assets                                                                    30,994,755            29,562,576
Property, plant and equipment, at cost, less accumulated depreciation and
   amortization (Notes 2)                                                                3,304,512             3,156,967
Trademark and licenses, less accumulated amortization of $307,210 and $636,514
   (Note 8)                                                                              1,042,790               713,486
Goodwill, less accumulated amortization of $1,660,650 and $2,652,100                       991,450                    --
Deferred royalty expense, less accumulated amortization of $88,287 and
   $1,147,750 (Note 8)                                                                   1,059,463                    --
Other assets (Note 9)                                                                    3,042,261             2,996,715
                                                                                  -----------------    ------------------
                                                                                      $ 40,435,231          $ 36,429,744
                                                                                  =================    ==================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current
  Checks issued against future deposits                                                 $  294,089            $  845,344
  Current maturities of long-term debt and revolving line of credit
     (Note 3)                                                                            3,644,470             7,972,022
  Current maturities of capital lease obligations (Note 3)                                   6,258                    --
  Accounts payable                                                                       1,923,458             1,135,007
  Accrued expenses and other current liabilities (Note 4)                                2,380,476             2,733,703
  Accrued compensation                                                                     135,790                99,221
                                                                                  -----------------    ------------------

Total current liabilities                                                                8,384,541           12,785,297
                                                                                  ------------------   ------------------

Long-term debt (Note 3)                                                                         --             6,841,087

Liability under licensing agreement (Notes 6 and 8)                                      2,300,000                    --

Redeemable preferred stock (Notes 6 and 8)                                               2,000,000             3,300,000

Commitments and contingencies (Notes 3, 8 and 9)

STOCKHOLDERS' EQUITY (Notes 6, 7 and 8)
  Preferred stock; $.0001 par value; 5,000,000 shares authorized, none
    outstanding                                                                                 --                    --
  Common stock; $.0001 par value; 50,000,000 shares authorized; 8,344,699 and
    9,011,366 shares issued; 7,197,990 and 7,864,657 shares outstanding                        834                   901
  Additional paid-in capital                                                            38,674,998            39,674,931
  Accumulated deficit                                                                  (8,615,112)          (23,862,442)
  Treasury stock, at cost (1,146,709 shares)                                           (2,310,030)           (2,310,030)
                                                                                  -----------------    ------------------

Total stockholders' equity                                                              27,750,690            13,503,360
                                                                                  -----------------    ------------------
                                                                                      $ 40,435,231          $ 36,429,744
                                                                                  =================    ==================



   See accompanying summary of accounting policies and notes to consolidated financial statements.

                           I.C. ISAACS & COMPANY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                             YEARS ENDED DECEMBER 31,
                                                           -------------------------------------------------------------
                                                                  1998                1999                  2000
                                                           -------------------  ------------------    ------------------
 Net sales                                                      $ 113,720,799          $ 84,525,372         $ 97,253,569
 Cost of sales                                                     90,660,582            61,694,122           68,161,225
                                                           -------------------   -------------------   ------------------

 Gross profit                                                      23,060,217            22,831,250           29,092,344
                                                           -------------------   -------------------   ------------------

 Operating Expenses
   Selling                                                         16,982,794            12,798,641           14,554,006
   License fees (Note 8)                                            6,020,196             7,001,902            8,352,827
   Distribution and shipping                                        3,899,917             2,863,502            3,241,894
   General and administrative                                       9,998,503             8,056,199            7,786,057
   Termination of license agreement (Note 8)                               --                    --            8,067,908
   Provision for severance (Note 8)                                   526,326               750,000              385,314
   Impairment of intangibles (Note 8)                                      --                    --              743,590
                                                           -------------------   -------------------   ------------------

 Total operating expenses                                          37,427,736            31,470,244           43,131,596
                                                           -------------------   -------------------   ------------------

 Operating loss                                                  (14,367,519)           (8,638,994)         (14,039,252)
                                                           -------------------   -------------------   ------------------

 Other income (expense)
   Interest, net of interest income of $252,392, $27,339
     and $18,668                                                  (1,454,748)           (1,628,183)          (1,332,328)
   Other, net                                                         380,718               164,795               76,250
                                                           -------------------   -------------------   ------------------

 Total other expense                                              (1,074,030)           (1,463,388)          (1,256,078)
                                                           -------------------   -------------------   ------------------

 Loss before income taxes                                        (15,441,549)          (10,102,382)         (15,295,330)
 Income tax (provision) benefit (Note 5)                          (1,351,000)             (110,000)               48,000
                                                           -------------------   -------------------   ------------------

 Net loss                                                       $(16,792,549)         $(10,212,382)        $(15,247,330)
                                                           ===================   ===================   ==================

 Basic and diluted net loss per share                                 $(2.15)               $(1.47)              $(2.00)
 Weighted average common shares outstanding                         7,809,540             6,935,005            7,638,792




   See accompanying summary of accounting policies and notes to consolidated financial statements.

                           I.C. ISAACS & COMPANY, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                                         PREFERRED STOCK                    COMMON STOCK                  ADDITIONAL
                                       --------------------             ----------------------              PAID-IN
                                         SHARES      AMOUNT              SHARES         AMOUNT              CAPITAL
                                       ---------   ---------            ----------    ---------         ---------------
Balance, at December 31, 1997              --             --             7,824,699       $782             $ 34,120,190
  Net loss                                 --             --                  --          --                      --
  Issuance of stock options to
    non-employee directors                 --             --                  --          --                    30,000
  Purchase of treasury stock               --             --                  --          --                      --
  Issuance of common stock                 --             --               520,000         52                4,774,808
                                      -------       --------             ---------    -------             ------------
Balance, at December 31, 1998              --             --             8,344,699        834               38,924,998
  Net loss                                 --             --                  --          --                      --
  Purchase of treasury stock               --             --                  --          --                      --
  Issuance of treasury stock               --             --                  --          --                  (250,000)
                                      -------       --------             ---------    -------             ------------
Balance, at December 31, 1999              --             --             8,344,699        834               38,674,998
  Net loss                                 --             --                  --          --                      --
  Issuance of common stock                 --             --               666,667         67                  999,933
                                      -------       --------             ---------    -------             ------------
Balance, at December 31, 2000              --             --             9,011,366       $901             $ 39,674,931
                                      ========      ========             =========    =======             ============










                                                      ACCUMULATED             TREASURY
                                                        DEFICIT                 STOCK                 TOTAL
                                                     --------------          ------------          ------------
Balance, at December 31, 1997                         $ 18,389,819           $   (14,868)          $ 52,495,923
  Net loss                                             (16,792,549)                 --              (16,792,549)
  Issuance of stock options to
    non-employee directors                                    --                    --                   30,000
  Purchase of treasury stock                                  --              (3,195,162)            (3,195,162)
  Issuance of common stock                                    --                    --                4,774,860
                                                      ------------           -----------           ------------
Balance, at December 31, 1998                            1,597,270            (3,210,030)            37,313,072
  Net loss                                             (10,212,382)                 --              (10,212,382)
  Purchase of treasury stock                                  --                (100,000)              (100,000)
  Issuance of treasury stock                                  --               1,000,000                750,000
                                                      ------------           -----------           ------------
Balance, at December 31, 1999                           (8,615,112)           (2,310,030)            27,750,690
  Net loss                                             (15,247,330)                 --              (15,247,330)
  Issuance of common stock                                    --                    --                1,000,000
                                                      ------------           -----------           ------------
Balance, at December 31, 2000                         $(23,862,442)          $(2,310,030)          $ 13,503,360
                                                      ============           ===========           ============




   See accompanying summary of accounting policies and notes to consolidated financial statements.

                           I.C. ISAACS & COMPANY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                             YEARS ENDED DECEMBER 31,
                                                                              ------------------------------------------------------
                                                                                   1998                1999                 2000
                                                                              ----------------    ----------------    --------------
Operating Activities
    Net loss                                                                   $(16,792,549)        $(10,212,382)      $(15,247,330)
    Adjustments to reconcile net loss to net cash provided by (used in)
      operating activities
      Deferred income taxes                                                       1,505,000                 --                 --
      Provision for doubtful accounts                                             1,594,925            1,022,828            837,275
      Write off of accounts receivable                                           (1,426,925)          (1,650,828)          (932,275)
      Provision for sales returns and discounts                                   6,733,208            4,277,845          6,004,743
      Sales returns and discounts                                                (6,814,537)          (4,221,184)        (5,927,743)
      Depreciation and amortization                                               2,640,279            2,150,841          1,770,751
      Impairment of intangibles                                                        --                   --              743,590
      Gain on sale of assets                                                        (68,895)            (288,788)          (135,364)
      Termination of license agreement                                                 --                   --            8,067,908
      Compensation expense on stock options                                          30,000                7,264             10,500
      (Increase) decrease in assets
         Accounts receivable                                                      8,028,905            4,525,290         (2,649,577)
         Inventories                                                                814,255            4,920,648          3,893,984
         Prepaid expenses and other                                                 190,081              588,830            (98,904)
         Refundable income taxes                                                 (1,799,450)           1,443,185             13,443
         Other assets                                                            (1,140,683)            (965,513)           (25,887)
      Increase (decrease) in liabilities
         Accounts payable                                                        (2,665,781)          (2,378,249)          (788,451)
         Accrued expenses and other current liabilities                              94,941            1,294,907            342,727
         Accrued compensation                                                       (25,536)             (73,983)           (36,569)
         Income taxes payable                                                      (156,000)                --                 --
                                                                               ------------         ------------       ------------

Cash provided by (used in) operating activities                                  (9,258,762)             440,711         (4,157,179)
                                                                               ------------         ------------       ------------

Investing Activities
    Proceeds from sale of assets                                                    188,067              288,788            366,402
    Capital expenditures                                                         (1,524,124)            (767,032)        (1,068,308)
    Acquisition of license                                                         (600,000)                --                   --
                                                                               ------------         ------------       ------------

Cash used in investing activities                                                (1,936,057)            (478,244)          (701,906)
                                                                               ------------         ------------       ------------

Financing Activities
    Checks issued against future deposits                                         1,298,929           (1,004,840)           551,255
    Issuance of common stock                                                      4,774,860                 --                   --
    Purchase of treasury stock                                                   (3,195,162)            (100,000)                --
    Principal payments on debt                                                     (172,515)            (179,864)            (6,258)
    Principal proceeds from debt                                                  2,412,235            1,232,235          3,968,639
    Deferred financing costs                                                           --                (62,500)              --
                                                                               ------------         ------------       ------------

Cash provided by (used in) financing activities                                   5,118,347             (114,969)         4,513,636
                                                                               ------------         ------------       ------------

Decrease in cash and cash equivalents                                            (6,076,472)            (152,502)          (345,449)

Cash and Cash Equivalents, at beginning of year                                   7,422,067            1,345,595          1,193,093
                                                                               ------------         ------------       ------------

Cash and Cash Equivalents, at end of year                                      $  1,345,595         $  1,193,093       $    847,644
                                                                               ============         ============       ============


   See accompanying summary of accounting policies and notes to consolidated financial statements.

                           I.C. ISAACS & COMPANY, INC.
                         SUMMARY OF ACCOUNTING POLICIES

BASIS OF PRESENTATION

         The consolidated financial statements include the accounts of I. C. Isaacs & Company, Inc. ("ICI"), I.C. Isaacs Europe, S.L. ("Isaacs Europe"), I.C. Isaacs & Company, L.P. (the "Partnership"), Isaacs Design, Inc. ("Design") and I.C. Isaacs Far East Ltd. (collectively the "Company"). The Company established Isaacs Europe in July 1996 as the exclusive licensee of Beverly Hills Polo Club sportswear in Europe. Isaacs Europe and I.C. Isaacs Far East Ltd. did not have any significant revenue or expenses in 1998, 1999 and 2000. All intercompany balances and transactions have been eliminated.

BUSINESS DESCRIPTION

         The Company, which operates in one business segment, designs and markets branded jeanswear and sportswear. The Company offers collections of jeanswear and sportswear for men and women under the Marithe and Francois Girbaud(R) brand in the United States, Puerto Rico and Canada and for men and boys under the Beverly Hills Polo Club(R) brand in the United States, Puerto Rico and Europe. The Company also offered collections of jeanswear and sportswear for young men and boys under the BOSS brand in the United States and Puerto Rico. In the fourth quarter of 2000, the Company terminated the licensing agreement for use of the BOSS trademark and will discontinue the manufacture and sale of this apparel. (See Note 8). The Company also marketed women's pants and jeans under various other Company-owned brand names and under third-party private labels. In the fourth quarter of 2000, the Company decided that it intended to discontinue production of the women's Company-owned and private label lines. In 1999, the Company began a focused line of sportswear under its new Urban Expedition (UBX) brand in the United States and Europe. Sales of this sportswear were insignificant in 2000.

RISKS AND UNCERTAINTIES

         The apparel industry is highly competitive. The Company competes with many companies, including larger, well capitalized companies which have sought to increase market share through massive consumer advertising and price reductions. The Company continues to experience increased competition from many established and new competitors at both the department store and specialty store channels of distribution. The Company continues to redesign its jeanswear and sportswear lines in an effort to be competitive and compatible with changing consumer tastes. Also, the Company has developed and implemented new marketing initiatives to promote each of its brands, including "shop-in-shops" for its Girbaud brand. A risk to the Company is that such a strategy may lead to continued pressure on profit margins. In the past several years, many of the Company's competitors have switched much of their apparel manufacturing from the United States to foreign locations such as Mexico, the Dominican Republic and throughout Asia. As competitors lower production costs, it gives them greater flexibility to lower prices. Over the last several years, the Company also switched its production to contractors outside the United States to reduce costs. In 2000, the Company closed its last manufacturing facility in the United States and decided it intended to dramatically reduce the use of independent contractor's facilities in Mexico. In 2001, the Company will begin importing most of its inventory as finished goods from contractors in Asia. This shift in purchasing will require the Company to estimate sales and issue purchase orders for inventory well in advance of receiving firm orders from its customers. A risk to the Company is that its estimates may differ from actual orders. If this happens, the Company may miss sales because it did not order enough, or it may have to sell excess inventory at reduced prices.

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

CONCENTRATION OF CREDIT RISK

         Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of trade accounts receivable. The Company's customer base is not concentrated in any specific geographic region, but is concentrated in the retail industry. For the years ended December 31, 1998, 1999 and 2000 sales to one customer were $29,840,195, $12,012,202 and
$5,528,436. These amounts constitute 26.2%, 14.2% and 5.7% of total sales, respectively. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. The Company's actual credit losses as a percentage of net sales were 1.3%, 2.0% and 1.0% for the years ended December 31, 1998, 1999 and 2000, respectively.


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

PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment are stated at cost. Depreciation is computed over the estimated useful lives of the assets by both straight-line and accelerated methods. Leasehold improvements are amortized using the straight-line method over the life of the lease.

GOODWILL

         The Company has recorded goodwill based on the excess of purchase price over net assets acquired. The Company analyzes the operating income of the women's Company-owned and private label lines in relation to the goodwill amortization on a quarterly basis for evidence of impairment. During the year ended December 31, 1998, management determined that the reduction in sales had significantly impacted the operating income of the women's Company-owned and private label lines and that an impairment of the goodwill associated with the lines occurred. In response, for the year ended December 31, 1998 management recorded a write down of $435,000 and reduced the life of the goodwill from 40 years to 20 years. Effective October 1, 1998, the remaining goodwill was being amortized over 63 months. In the fourth quarter of 2000, the Company decided that it intended to discontinue production of the women's Company-owned and private label lines. Accordingly, management determined the goodwill associated with these lines had been impaired and recorded a write down of $743,590 in the quarter ended December 31, 2000.

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

ADVERTISING COSTS

         Advertising costs, included in selling expenses, are expensed as incurred and were $5,676,799, $2,796,430 and $1,993,754 for the years ended December 31, 1998, 1999 and 2000, respectively.

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

EARNINGS PER SHARE

         Earnings per share is based on the weighted average number of shares of common stock and dilutive common stock equivalents outstanding. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity. Basic and diluted earnings per share are the same during 1998, 1999 and 2000 because the impact of dilutive securities is anti-dilutive. There were outstanding employee stock options of 346,000, 996,250 and 1,020,250 at December 31, 1998, 1999 and 2000,
respectively. These stock options were excluded from the computation of earnings per share for their inclusion would have been anti-dilutive.


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

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair market value. Under certain circumstances, a portion of the derivative's gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into income when the transaction affects earnings. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS 133 is effective for fiscal quarters of years beginning after June 15, 2000 and requires application prospectively. Presently, the Company does not use derivative instruments either in hedging activities or as investments. Accordingly, the adoption of SFAS 133 had no impact on the financial position or results of operations.

         In March 2000, the FASB issued interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25". FIN 44 clarifies the application of APB Opinion No. 25 for (a) the definition of employee for purposes of applying APB Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequences of various modifications to the previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 2, 2000 but certain conclusions cover specific events that occur after either December 15, 1998 or January 12, 2000. The adoption of FIN 44 did not have an affect on the Company's financial statements.

         In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 which summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company adopted Staff Accounting Bulletin No. 101 effective October 1, 2000. The adoption of this guidance did not have a material impact on the Company's results of operations or financial position, however, the guidance may impact the way in which the Company will account for future transactions.

                           I.C. ISAACS & COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. INVENTORIES

         Inventories consist of the following:

                                                                                         DECEMBER 31,
                                                                          ------------------------------------
                                                                                 1999                 2000
                                                                           -----------------    -----------------
 Raw materials                                                                 $  1,876,222         $  2,139,305
 Work-in-process                                                                  1,009,124              534,867
 Finished goods                                                                  15,315,977           11,633,167
                                                                           -----------------    -----------------

                                                                               $ 18,201,323         $ 14,307,339
                                                                           =================    =================


2. PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment consists of the following:




                                                                        DECEMBER 31,                       ESTIMATED
                                                            --------------------------------------            USEFUL
                                                                  1999                 2000                    LIVES
                                                            -----------------    -----------------         ---------
 Land                                                           $    714,304         $    714,304
 Buildings and improvements                                        4,141,434            4,144,261           18 years
 Machinery, equipment and fixtures                                 8,587,328            7,142,227          5-7 years
 Other                                                             1,581,596            1,563,678            various
                                                            -----------------    -----------------
                                                                  15,024,662           13,564,470
 Less accumulated depreciation and amortization                   11,720,150           10,407,503
                                                            -----------------    -----------------
                                                                $  3,304,512         $  3,156,967
                                                            =================    =================


3. LONG-TERM DEBT

         Long-term debt consists of the following:

                                                                                          DECEMBER 31,
                                                                            -----------------------------------------
                                                                                  1999                  2000
                                                                            ------------------   -------------------
 Revolving line of credit (a)                                                    $  3,644,470        $ 7,613,109
 Notes payable (b)                                                                         --          7,200,000
 Capital lease obligations                                                              6,258                 --
                                                                            ------------------   ----------------
 Total                                                                              3,650,728         14,813,109

 Less current maturities of long-term debt and revolving line of
     credit                                                                         3,644,470          7,972,022
 Less current maturities of capital lease obligations                                   6,258                 --
                                                                            ------------------   ----------------
                                                                                 $    --             $ 6,841,087
                                                                            ==================   ================


(a) The Company has an asset-based revolving line of credit (the "Agreement") with Congress Financial Corporation ("Congress"). As of December 31, 1999 and 2000 the Company had $3,644,470 and $7,613,109,
         respectively, in outstanding borrowings under its revolving line of credit. In March 1999, the Company amended the Agreement to extend the term through December 31, 2000. In December 2000, the Agreement was further amended to extend the term through March 31, 2001. In March 2001, the Agreement was further amended to extend the term through December 31, 2002. The amended Agreement provides that the Company may borrow up to 80.0% of net eligible accounts receivable and a portion of inventory, as defined in the Agreement. Borrowings under the Agreement may not exceed $25.0 million including outstanding letters of credit which are limited to $6.0 million from May 1 to September 30 of each year and $4.0 million for the remainder of each year, and bear interest at the lender's prime rate of interest plus 1.0%
         (effectively 10.5% at December 31, 2000). In connection with amending the Agreement in March 1999, the Company paid Congress a financing fee of $125,000, one half of which was paid at the time of closing and the other half of which was paid on June 30, 2000. The financing fee was amortized over 21 months, ending December 31, 2000. Outstanding letters of credit approximated $2.1 million at December 31, 2000. Under the terms of the Agreement, as amended, the Company is required to maintain minimum levels of working capital and tangible net worth. The Company was in violation of both of these covenants at December 31, 2000 and has obtained a waiver through March 31, 2001. In connection with the amendment in March 2001, Congress reduced the minimum levels of working capital and tangible net worth.

         Average short-term borrowings and the related interest rates are as follows:



                                                                                    YEAR ENDED DECEMBER 31,
                                                                             ------------------------------------
                                                                                   1999               2000
                                                                             -----------------   ----------------
 Borrowings under revolving line of credit                                        $ 3,644,470        $ 7,613,109
 Weighted average interest rate                                                         8.35%             10.63%
 Maximum month-end balance during year                                            $ 7,066,667        $15,356,405
 Average month-end balance during year                                            $ 4,529,241        $10,263,820


(b) Subsequent to December 31, 2000, the Company, in connection with the termination of the BOSS license agreement, issued a $7,200,000 note payable to Ambra, Inc. ("Ambra") as consideration for termination. The note bears interest at 8.0% with interest and principal payable quarterly through December 31, 2006. The note is subordinated to the asset-based line of credit and is collateralized by a second security interest in all of the Company's assets. The termination expense and this note payable were recorded as of December 31, 2000 as further discussed in Note 8.

         At December 31, 2000, long-term debt maturities are as follows:


                          2001                                             $ 7,972,022
                          2002                                               1,160,134
                          2003                                               1,257,135
                          2004                                               1,361,202
                          2005                                               1,476,059
                          Thereafter                                         1,586,557
                                                                         ----------------
                                                                           $14,813,109
                                                                         ================


4. ACCRUED EXPENSES

         Accrued expenses consist of the following:



                                                                                          DECEMBER 31,
                                                                             ------------------------------------
                                                                                   1999               2000
                                                                             -----------------   ----------------
 Royalties                                                                         $  816,069        $ 1,267,150
 Selling bonuses                                                                       84,000            408,551
 Accrued professional fees                                                            100,000            100,000
 Severance benefits                                                                   525,004            335,318
 Payroll tax withholdings                                                             136,216            152,288
 Customer credit balances                                                             233,011            300,137
 Property taxes                                                                       106,812             92,019
 Compensation expense                                                                   7,263             17,763
 Deferred fees                                                                         62,500                 --
 Machine rentals                                                                      105,942                 --
 Income taxes payable                                                                 110,000                 --
 Other                                                                                 93,659             60,477
                                                                             -----------------   ----------------
                                                                                  $ 2,380,476        $ 2,733,703
                                                                             =================   ================



5. INCOME TAXES

                  The income tax provision (benefit) consists of the following:



                                                                           YEAR ENDED DECEMBER 31,
                                                            ---------------------------------------------------
                                                                 1998              1999              2000
                                                            ---------------   ---------------   ---------------
 Current
     Federal                                                    $(128,000)         $      --        $       --
     State and local                                              (26,000)           110,000          (48,000)
                                                            ---------------   ---------------   ---------------
                                                                 (154,000)           110,000          (48,000)
 Deferred                                                               --                --                --
 Valuation allowance                                             1,505,000                --                --
                                                            ---------------   ---------------   ---------------
                                                                $1,351,000         $ 110,000        $ (48,000)
                                                            ===============   ===============   ===============


         Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. The Company has net operating loss carry forwards for income tax reporting purposes of approximately $29,400,000, which will begin to expire in 2013. Significant items comprising the Company's deferred tax assets and liabilities are as follows:


                                                                                        DECEMBER 31,
                                                                            -----------------------------------
                                                                                 1999               2000
                                                                            ----------------   ----------------
 Net operating loss carry forwards                                             $ 10,223,000       $ 12,647,000
 Termination of license agreement                                                        --          3,096,000
 Depreciation and amortization                                                      332,000            443,000
 Allowance for doubtful accounts                                                    312,000            307,000
 Inventory valuation                                                                222,000            162,000
 Accrued severance                                                                       --             69,000
 Contribution carryovers                                                                 --             12,000
 Other                                                                               16,000             21,000
                                                                            ----------------   ----------------
                                                                                 11,105,000         16,757,000
                                                                            ----------------   ----------------
 Deferred royalty expense                                                         (457,000)           (39,000)
                                                                            ----------------   ----------------
 Valuation allowance                                                           (10,648,000)       (16,718,000)
                                                                            ----------------   ----------------
 Net deferred tax asset                                                             $    --            $    --
                                                                            ================   ================



          A reconciliation between the statutory and effective tax rates is as follows:



                                                                                     YEAR ENDED DECEMBER 31,
                                                                            -------------------------------------------
                                                                              1998           1999            2000
                                                                            ----------    ------------    ------------
 Federal statutory rate                                                       (35.0)%         (35.0)%         (35.0)%
 State and local taxes, net of federal benefit                                 (5.0)           (4.0)           (4.0)
 Nondeductible entertainment expense                                            --              0.5             1.0
 Nondeductible goodwill amortization                                            3.5             2.7            13.7
 Change in valuation allowance                                                 10.0             --              --
 Net operating losses not currently available                                  35.3            37.0            23.6
                                                                            ----------    ------------    ------------
                                                                                8.8%            1.2%           (0.7)%
                                                                            ==========    ============    ============



6. STOCKHOLDERS' EQUITY

         In June 1998, the Company's Board of Directors authorized a stock repurchase program. Under this program the Company may repurchase up to $4,000,000 of its common stock. From inception of the stock repurchase program through December 31, 2000, the Company purchased 1,622,011 shares at a cost of $3,295,162. In August 1999, the Company issued 500,000 shares of restricted common stock out of its treasury shares, in connection with an amendment of the Girbaud women's license agreement. In November 1999, the Company issued 2,000,000 shares of restricted Series A Redeemable Convertible Preferred Stock having an estimated fair market value of $2,000,000 in connection with a restructuring of the licensing arrangement for the use of the BOSS trademark. Also in connection with such restructuring, in May 2000, the Company issued an additional 1,300,000 restricted shares of the same series of redeemable convertible preferred stock having an estimated fair market value of $1,300,000 and 666,667 shares of restricted common stock, which had an aggregate value of $1,000,000 based on the market price of $1.50 at the time the parties agreed to the transaction. The common stock issued in connection with the licensing arrangement is subject to certain piggyback registration rights and, beginning December 15, 2000, certain demand registration rights.

         Except as set forth below, the Series A Convertible Preferred Stock issued by the Company in November 1999 and May 2000 have all of the same preferences, rights and voting powers as the common stock. The preferred stock is not entitled to vote on any matters to be voted upon by the stockholders' of the Company, except that the holders of the preferred stock are entitled to vote as a separate class, and the vote of a majority of the outstanding shares of preferred stock is required for the creation of an equity security senior to the preferred stock or the amendment of the certificate of incorporation or by-laws of the Company to the detriment of the holders of the preferred stock. The preferred stock has a liquidation preference of $1.00 per share plus any declared but unpaid dividends on the preferred stock. The Company may redeem, from March 15, 2001 to June 30, 2002, any or all of the preferred stock at a redemption price of $1.00 per share. From July 1, 2002 to December 31, 2002, the Company may redeem any or all of the preferred stock at the greater of a redemption price of $1.00 per share or the current market price of the common stock. From January 1, 2003 to December 31, 2006, any unredeemed preferred stock may be converted, at the sole discretion of Ambra, into either a promissory note from the Company or an equal number of shares of common stock. If converted into a promissory note, the note will bear interest at 12.0% and is payable in two consecutive quarterly payments of interest, followed by four quarterly payments of principal and interest. Ambra may redeem the preferred stock at any time upon a default under the note issued in connection with the termination of the BOSS license agreement (See Note 8). For financial reporting purposes, the preferred stock will be considered redeemable preferred stock and will be classified outside of stockholders' equity.

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

         The following table relates to options activity in 1998, 1999 and 2000 under the Plan:




                                                                                            WEIGHTED AVERAGE
                                                                        NUMBER OF            EXERCISE PRICE
                                                                          SHARES                PER SHARE
                                                                      ---------------    ------------------------
 Options outstanding at December 31, 1997                                         --                      $--
 Granted                                                                     351,000                      $2.125
 Cancelled                                                                   (5,000)                      $2.125
                                                                      ---------------    ------------------------
 Options outstanding at December 31, 1998                                    346,000                      $2.125
 Granted                                                                     763,250                      $1.358
 Cancelled                                                                 (113,000)                      $2.125
                                                                      ---------------    ------------------------
 Options outstanding at December 31, 1999                                    996,250                      $1.537
 Granted                                                                      45,000                      $1.320
 Cancelled                                                                  (21,000)                      $1.976
                                                                      ---------------    ------------------------
 Options outstanding at December 31, 2000                                  1,020,250                      $1.519
                                                                      ===============    ========================
 Options exercisable at December 31, 2000                                    945,250                      $1.468
                                                                      ===============    ========================


A summary of stock options outstanding and exercisable as of December 31, 2000 is as follows:




                                      OPTIONS OUTSTANDING                            OPTIONS EXERCISABLE
                            ----------------------------------------------    --------------------------------
                                                 WEIGHTED         WEIGHTED                           WEIGHTED
              RANGE OF                            AVERAGE          AVERAGE                            AVERAGE
              EXERCISE           NUMBER         REMAINING         EXERCISE            NUMBER         EXERCISE
                PRICES      OUTSTANDING      LIFE (YEARS)            PRICE       EXERCISABLE            PRICE
              --------      -----------      ------------         --------       -----------         --------
       $1.06 to $2.125        1,020,250              7.83           $1.519           945,250           $1.468
 ======================   ==============    ==============   ==============   ===============   ==============




         The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS 123"), but applies the intrinsic value method set forth in Accounting Principles Board Opinion No. 25. For stock options granted to employees, the Company has estimated the fair value of each option granted using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 5.01%, 6.08% and 6.70%, expected volatility of 40%, 90% and 65%, expected option life of 5.5, 4.5 and 2.0 years and no dividend payment expected for 1998, 1999 and 2000, respectively. Using these assumptions, the fair value of the stock options granted is $1.00, $0.84 and $0.51 for 1998, 1999 and 2000, respectively. There were no adjustments made in calculating the fair value to account for vesting provisions or for non-transferability or risk of forfeiture. The weighted average remaining life for options outstanding at December 31, 2000 is 7.83 years. If the Company had elected to recognize compensation expense based on the fair value at the grant dates, consistent with the method prescribed by SFAS No. 123, net loss per share would have been changed to the pro forma amount indicated below:



                                                                               YEAR ENDED DECEMBER 31,
                                                        --------------------------------------------------------------------
                                                                1998                   1999                    2000
                                                        ---------------------   --------------------    --------------------
 Net loss:
                   As reported                                 $(16,792,549)          $(10,212,382)           $(15,247,330)
                   Pro forma                                    (17,108,549)           (10,630,632)            (15,654,757)
 Basic and diluted loss per common share:
                   As reported                                       $(2.15)                $(1.47)                 $(2.00)
                   Pro forma                                          (2.19)                 (1.53)                  (2.05)
                                                        ---------------------   --------------------    --------------------



8. COMMITMENTS AND CONTINGENCIES

         The Company rents real and personal property under leases expiring at various dates through 2004. Certain of the leases stipulate payment of real estate taxes and other occupancy expenses. Minimum annual rental commitments under noncancellable operating leases in effect at December 31, 2000 are summarized as follows:

                                                                                            COMPUTER &
                                                     TRUCKS &           SHOWROOMS &           OFFICE
                                                     MACHINERY         OFFICE SPACE          EQUIPMENT             TOTAL
                                                  ----------------    ----------------    ----------------    ----------------
 2001                                                  $   51,960         $   706,729          $  148,065         $   906,754
 2002                                                      27,095             391,888             135,370             554,353
 2003                                                       9,970             263,539              16,152             289,661
 2004                                                          --                  --              13,460              13,460
                                                  ----------------    ----------------    ----------------    ----------------
                                                       $   89,025         $ 1,362,156          $  313,047         $ 1,764,228
                                                  ================    ================    ================    ================


         Total rent expense is as follows:



                                                                              YEAR ENDED DECEMBER 31,
                                                             --------------------------------------------------------
                                                                  1998                1999                2000
                                                             ----------------    ----------------    ----------------
 Minimum rentals                                                 $   796,367         $   512,421         $   556,875
 Other lease costs                                                   750,274             820,135             594,234
                                                             ----------------    ----------------    ----------------
                                                                 $ 1,546,641         $ 1,332,556         $ 1,151,109
                                                             ================    ================    ================


         In November 1997, the Company, Ambra and Hugo Boss AG ("Hugo Boss") executed certain agreements including an agreement whereby the Company borrowed $11,250,000 from Ambra to finance the acquisition of certain BOSS(R) trademark rights. This obligation was evidenced by a note scheduled to mature on December 31, 2007, which bore interest at 10% per annum, payable quarterly, with principal payable in full upon maturity. As part of the same transaction, the Company sold its foreign BOSS trademark rights and related assets to Ambra and entered into a foreign rights manufacturing agreement (the "Foreign Rights Agreement") with Ambra, which allowed the Company to manufacture apparel in certain foreign countries for sale in the United States using the BOSS(R) brand and image in exchange for an annual royalty payment. The Company retained ownership of its domestic BOSS(R) trademark rights subject to a concurrent use agreement with Hugo Boss (the "Concurrent Use Agreement").

         On October 22, 1999, the Company, Ambra and Hugo Boss entered into an agreement to restructure the licensing arrangement for the use of the BOSS trademark. Pursuant to this agreement, the Company transferred to Ambra substantially all of its rights in the marks containing the term "BOSS" throughout the world and agreed to issue, on November 6, 1999, 2,000,000 shares of a newly designated Series A Convertible Preferred Stock having an estimated fair market value of $2,000,000 in exchange for the cancellation of the $11,250,000 note. In the same agreement, the Company, Ambra and Hugo Boss agreed to terminate the Foreign Rights Agreement, the Concurrent Use Agreement and an option on the part of Ambra to purchase the Company's domestic BOSS trademark rights, which was originally entered into in November 1997. The Company, Ambra and Hugo Boss also agreed to enter into a license agreement granting the Company rights to use various trademarks including the word "BOSS" in the manufacture and domestic sale of specified types of apparel. Except for the initial term and the minimum annual royalties, the Company's rights under the new license agreement are substantially similar to those it previously had. As consideration, together with the royalties discussed below, for the new license agreement, the Company issued to Ambra, in May, 2000, 1,300,000 shares of the same series of convertible preferred stock having an estimated fair market value of $1,300,000 and 666,667 shares of common stock, which had an aggregate value of $1,000,000 based on the market price of $1.50 at the time the parties agreed to the transaction. The license agreement extended through December 31, 2003, with renewal options, at the option of the Company, through December 31, 2007.

         In October 2000, the Board of Directors authorized the appropriate officers of the Company to negotiate a termination of the license agreement for the use of the BOSS trademark (the "License Agreement"). In March 2001, the Company, Ambra and Hugo Boss executed an agreement to terminate the License Agreement. Pursuant to the agreement, the Company issued to Ambra a note payable in the amount of $7,200,000. In connection with the termination of the BOSS license agreement, the Company recorded the note payable and wrote off the remaining deferred royalty expense of $706,315 and other BOSS related assets of $161,593 as a charge against earnings totaling $8,067,908 in the fourth quarter of 2000. The note bears interest at 8.0% with interest and principal payable quarterly through December 31, 2006. The Company intends to immediately cease development and production of new BOSS collections and will have through October 31, 2001 to sell and or dispose of existing BOSS inventory. In connection with this agreement, the $3,300,000 of Series A Convertible Preferred Stock held by Ambra may be redeemed for cash by the Company through December 31, 2002; thereafter it may be converted into a promissory note from the Company or common stock at the sole discretion of Ambra (See Note 6).

         Total license fees on BOSS sportswear sales amounted to $3,746,315, $2,910,013 and $3,240,000 for the years ended December 31, 1998, 1999 and 2000, respectively.

         The percentage of BOSS sportswear sales to total sales was 74.1%, 43.7% and 11.3% for the years ended December 31, 1998, 1999 and 2000, respectively.

         In November 1997, and as further amended in March 1998, November 1998 and June 2000, the Company entered into an exclusive license agreement with Latitude Licensing Corp. to manufacture and market men's jeanswear, casual wear, outerwear and active influenced sportswear under the Girbaud brand and certain related trademarks in the United States, Puerto Rico, the U.S. Virgin Islands and Canada. The initial term of the agreement extended through December 31, 1999. The agreement has been extended through December 31, 2002, upon which date the Company will have the option to renew the agreement for an additional five years. Under the agreement, the Company is required to make payments to the licensor in an amount equal to 6.25% of net sales or regular licensed merchandise and 3.0% of certain irregular and closeout licensed merchandise. Payments are subject to guaranteed minimum annual royalties as follows:


2001                                                        $2,500,000
2002                                                        $3,000,000



         Beginning with the first quarter of 1998, the Company became obligated to pay the greater of actual royalties earned or the minimum guaranteed royalties for that year. The Company is required to spend at least $500,000 in advertising men's Girbaud(R) brand products in each year through the term of the Girbaud(R) men's agreement.

         In March 1998, the Company entered into an exclusive license agreement with Latitude Licensing Corp. to manufacture and market women's jeanswear, casual wear and active influenced sportswear under the Girbaud(R) brand and certain related trademarks in the United States, Puerto Rico and the U.S. Virgin Islands. The initial term of the agreement extended through December 31, 1999. The agreement has been extended through December 31, 2002, upon which date the Company will have the option to renew the agreement for an additional five years. Under the agreement, the Company is required to make payments to the licensor in an amount equal to 6.25% of net sales of regular licensed merchandise and 3.0% of certain irregular and closeout licensed merchandise. Payments are subject to guaranteed minimum annual royalties as follows:



2001                                                        $1,000,000
2002                                                        $1,500,000




         Beginning with the first quarter of 1999, the Company was obligated to pay the greater of actual royalties earned or the minimum guaranteed royalties for that year. The Company is required to spend at least $400,000 in advertising women's Girbaud(R) brand products in each year through the term of the Girbaud(R) women's agreement. In addition, while the agreement is in effect the Company is required to pay $190,000 per year to the licensor for advertising and promotional expenditures related to the Girbaud(R) brand. In December 1998, the Girbaud(R) women's license agreement was amended to provide that the Company would spend an additional $1.8 million on sales and marketing in 1999 in conjunction with a one year deferral of the requirement that the Company open a Girbaud(R) retail store in New York City. In August 1999, the Company issued 500,000 shares of restricted common stock to Latitude Licensing Corp. in connection with an amendment of the Girbaud(R) women's license agreement. The market value of the shares issued, as of the date of issuance, was $750,000 and, together with the initial license fee of $600,000, is being amortized over the remaining life of the agreement. Under the amended license agreement, if the Company has not signed a lease agreement for a Girbaud(R) retail store by July 31, 2002 it will become obligated to pay Latitude Licensing Corp. an additional $500,000 in royalties.

         Total license fees on Girbaud sportswear sales amounted to $1,200,000, $2,356,669 and $4,328,764 for the years ended December 31, 1998,
1999 and 2000, respectively.

         The percentage of Girbaud sportswear sales to total sales was 4.1%, 32.9% and 69.6% for the years ended December 31, 1998, 1999 and 2000, respectively.

         In January 2000, the Company entered into a global sourcing agreement with G.I. Promotions to act as a non-exclusive sourcing agent to licensees of the Marithe & Francois Girbaud trademark for the manufacture of Girbaud(R) jeanswear and sportswear. The global sourcing agreement extends until December 31, 2003 and provides that the Company shall net a facilitation fee of 5.0% of the total FOB pricing for each order shipped to licensees under this agreement. Also in January 2000, the Company entered into a license agreement with Wurzburg Holding S.A. ("Wurzburg"). The license has a term of three years and provides that the Company shall pay Wurzburg a royalty of 1.0% of the total FOB pricing for each order shipped to a licensee under the global sourcing agreement.

         In May 2000, the Company entered into an exclusive distribution agreement for Girbaud men's and women's jeanswear and sportswear products in Canada. The Company will sell to Western Glove Works ("Distributor")
Girbaud products produced in Mexico or the United States at cost plus
12.0%, which is less than its normal profit margins on sales of comparable products to the Company's retail customers. For products purchased by the Distributor from overseas, the Distributor will pay a distributor's fee equal to 6.75% of net sales to the Company. Under the agreement, the Distributor will pay a royalty fee equal to 6.25% of net sales to the Company, which will in turn pay the royalty to Latitude Licensing Corp. The initial term of the agreement expires on December 31, 2001. The Distributor may renew the agreement for six additional one-year terms. The minimum sales level for calendar 2001 is $1,600,000 (Canadian Dollars), which results in a minimum distribution fee payable to the Company of $48,000 (Canadian Dollars). There were no minimum sales levels or distribution fees for calendar year 2000.

         Since 1993, the Company has had an exclusive wholesale licensing arrangement with BHPC Marketing, Inc. for the manufacture and promotion of certain men's sportswear bearing the registered trademark Beverly Hills Polo Club. The BHPC men's agreement has a three year term expiring December 31, 2001 with renewal options for a total of nine years. Under the men's agreement the Company is required to make payments to the licensor in an amount equal to 5.0% of net invoiced sales of licensed products and to spend an amount equal to 1.0% of net invoiced sales of such merchandise in advertising for the licensed products. Payments are subject to a guaranteed minimum annual royalty of $586,000 in 2001.

         In May 1998, the Company entered into a license agreement with BHPC Marketing, Inc., to manufacture and market boys knitted and woven shirts, cotton pants, jeanswear, shorts, swimwear and outerwear under the Beverly Hills Polo Club brand in the United States and Puerto Rico. The initial term of the agreement is three years, commencing January 1, 1999, with renewal options for a total of nine years. Under the boy's agreement the Company was required to make payments to the licensor in an amount equal to 5.0% of net sales in 1999 and is subject to a guaranteed minimum annual royalty of $100,000 in 2001.

         Total license fees on Beverly Hills Polo Club sportswear sales amounted to $1,073,989, $803,281 and $774,546 for the years ended December 31, 1998, 1999 and 2000 respectively.

         The percentage of Beverly Hills Polo Club sportswear sales to total sales was 14.6%, 17.3% and 13.4% for the years ended December 31, 1998, 1999 and 2000, respectively.

         On August 15, 1996, I.C. Isaacs Europe, S.L., a Spanish limited corporation and wholly-owned subsidiary of the Company, entered into retail and wholesale license agreements (collectively, the "International Agreements") for use of the Beverly Hills Polo Club trademark in Europe. The International Agreements, as amended, provide certain exclusive rights to use the Beverly Hills Polo Club trademark for men's sportswear in all countries in Europe for an initial term of three years ending December 31, 1999, renewable at the Company's option, provided the Company is not in breach thereof at the time the renewal notice is given, through five consecutive extensions ending December 31, 2007. This Agreement was amended July 31, 2000 to reduce certain royalty payments and increased the amount the Company is required to spend in advertising the BHPC line. For the period beginning January 1, 2000 and ending June 30, 2000, no guaranteed minimum annual royalties or guaranteed net shipment volumes applied; for the period beginning July 1, 2000 and ending December 31, 2000, the royalty rate was 3.0% of wholesale sales of BHPC products including purchases of

BHPC products by Beverly Hills Polo Club retail stores in Europe ("Wholesale Purchases") and no guaranteed annual royalties applied; for the period beginning January 1, 2001 and ending December 31, 2001, the royalty rate shall be 3.0% of Wholesale Purchases, and the guaranteed annual royalty shall be $120,000; for the period beginning January 1, 2002 and ending December 31, 2004, the royalty rate shall be 3.0% of Wholesale Purchases, the guaranteed annual royalty shall be $120,000 and the Company shall be subject to the guaranteed net shipment volumes in effect immediately prior to the amendment dated March 1, 1999. For the period beginning January 1, 2000 and ending December 31, 2001, the Company is required to spend an amount equal to 4.0% of Wholesale Purchases in advertising the BHPC line. During each of 2002, 2003 and 2004, the Company is required to spend an amount equal to 4.0% of Wholesale Purchases in advertising the BHPC line.

         The Company is party to employment agreements with four executive officers as well as a consulting agreement which provide for specified levels of compensation and certain other benefits. The agreements also provide for severance payments from the termination date through the expiration date under certain circumstances.

         In the second quarter of 1998, the Company closed its Newton, Mississippi manufacturing facility. This closure resulted in a charge of $0.2 million against earnings in the first quarter of 1998. The production in this facility, the majority of which was jeans, was transferred to third party independent contractor facilities in Mexico. The actual expenses incurred were not significantly different than the reserve provided by the Company in the first quarter.

         In November 1998, the Company announced that it intended to close its Carthage, Mississippi manufacturing facility. This closure, which occurred in the first quarter of 1999, resulted in a charge of $0.3 million against earnings in the fourth quarter of 1998. The production in this facility, the majority of which was ladies pants and jeans under the Company's private labels, was transferred to the remaining Company-owned plant in Raleigh, Mississippi, as well as to independent contractors in Mexico. The actual expenses incurred were not significantly different than the reserve provided by the Company in the fourth quarter of 1998.

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

         In the second quarter of 2000, the Company announced that it intended to close its last company-owned manufacturing facility located in Raleigh, Mississippi. This closure, which occurred in the third quarter of 2000, resulted in a charge against earnings of $0.2 million in the second quarter. The production in this facility was transferred to third party independent contractor facilities in Mexico and Asia. The actual expenses incurred were not significantly different than the reserve provided by the Company in the second quarter of 2000.

         In the fourth quarter of 2000 the Company decided it intended to dramatically reduce the use of using independent contractors' facilities in Mexico. This decision resulted in the termination of certain employees who will be paid severance in the first and second quarters of 2001. This severance resulted in a charge against earnings of $0.2 million in the fourth quarter of 2000.

         The Company and certain of its current and former officers and directors have been named as defendants in three putative class actions filed in United States District Court for the District of Maryland. The first of the actions was filed on November 10, 1999 by Leo Bial and Robert W. Hampton. The three actions, which have been consolidated with Mr. Bial as the first-named plaintiff, purport to have been brought on behalf of all persons (other than the defendants and their affiliates) who purchased the Company's stock between December 17, 1997 and November 11, 1998. The plaintiffs alleged that the registration statement and prospectus used in connection with the Company's initial public offering, completed in December 1997, contained materially false and misleading statements, which artificially inflated the price of the Company's stock during the class period. Specifically, the complaints allege violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933. The plaintiffs seek rescission, damages, costs and expenses, including attorneys' fees and experts' fees, and such other relief as may be just and proper. The Company believes that the plaintiffs' allegations are without merit and intends to defend the cases vigorously.

9. RETIREMENT PLAN

         The Company sponsors a defined benefit pension plan that covers substantially all employees with more than one year of service. The Company's policy is to fund pension costs accrued. Contributions to the plan reflect benefits attributed to employees' service to date, as well as service expected to be earned in the future. The benefits are based on the number of years of service and the employee's compensation during the three consecutive complete years of service prior to or including the year of termination of employment. Plan assets consist primarily of common stocks, fixed income securities and cash. The latest available actuarial valuation is as of December 31, 2000.

         Pension expense for 1998, 1999 and 2000 was approximately $616,000, $390,000 and $409,000 respectively, and includes the following components:


                                                                             YEARS ENDED DECEMBER 31,
                                                             -------------------------------------------------------
                                                                  1998                1999                2000
                                                             ----------------    ----------------    ----------------
 Service cost of current period                                   $  267,000          $  207,000          $  148,000
 Interest on the above service cost                                   20,000              15,000              11,000
                                                             ----------------    ----------------    ----------------
                                                                     287,000             222,000             159,000
 Interest on the projected benefit obligation                        712,000             609,000             541,000
 Expected return on plan assets                                    (630,000)           (646,000)           (577,000)
 Amortization of prior service cost                                   42,000              42,000              42,000
 Amortization of transition amount                                    31,000              31,000              31,000
 Amortization of loss                                                174,000             132,000             213,000
                                                             ----------------    ----------------    ----------------
 Pension cost                                                     $  616,000          $  390,000          $  409,000
                                                             ================    ================    ================



The following table sets forth the Plan's funded status and amounts recognized at December 31, 1998, 1999 and 2000:



                                                                                        YEARS ENDED DECEMBER 31,
                                                                         --------------------------------------------------------
                                                                              1998                1999                2000
                                                                         ----------------    ----------------    ----------------
 Vested benefits                                                             $ 8,653,000         $ 7,819,000         $ 6,323,000
 Nonvested benefits                                                              103,000             110,000             116,000
                                                                         ----------------    ----------------    ----------------
 Accumulated benefit obligation                                                8,756,000           7,929,000           6,439,000
 Effect of anticipated future compensation levels and other events             1,655,000             963,000             707,000
                                                                         ----------------    ----------------    ----------------
 Projected benefit obligation                                                 10,411,000           8,892,000           7,146,000
                                                                         ----------------    ----------------    ----------------
 Fair value of assets held in the plan                                         9,245,000           9,260,000           7,297,000
                                                                         ----------------    ----------------    ----------------
 (Excess)/deficit of projected benefit obligation over plan assets           (1,166,000)             368,000             151,000
 Unrecognized net loss from past experience different from that assumed        2,519,000           1,868,000           2,569,000
 Unrecognized prior service cost                                                 299,000             257,000             154,000
 Unamortized liability at transition                                              62,000              31,000                  --
                                                                         ----------------    ----------------    ----------------
 Net prepaid periodic pension cost                                           $ 1,714,000         $ 2,524,000         $ 2,874,000
                                                                         ================    ================    ================


         With respect to the above table, the weighted average discount rate used to measure the projected benefit obligation was 7.5% for 1998, 1999 and 2000; the rate of increase in future compensation levels is 3%; and the expected long-term rate of return on assets is 8%. The net prepaid periodic pension cost is included in other assets in the accompanying consolidated balance sheets.


10. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

         Cash paid during the year for interest amounted to $1,689,005, $1,804,098 and $1,093,284 for 1998, 1999 and 2000, respectively. Cash paid for income taxes was $1,799,450 in 1998.

         Non-cash effect of restructuring BOSS trademark and licensing arrangement:



                                                                                                  1999                 2000
                                                                                            ------------------   ------------------
         Transfer of BOSS(R) trademark                                                             $9,093,750                   --
         Exchange of note payable                                                                 $11,250,000                   --
         Issuance of redeemable preferred stock                                                    $2,000,000           $1,300,000
         Liability to issue preferred and common stock                                             $2,300,000                   --
         Reduction of accrued royalties                                                              $996,000                   --
         Issuance of treasury stock in connection with an amendment of the Girbaud women's license agreement
                                                                                                     $750,000                   --
         Issuance of common stock in settlement of BOSS liability                                          --           $1,000,000




11. QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data for 2000 and 1999 is as follows:



                                                                                         Quarter
- ----------------------------------------------------------------------------------------------------------------------------
2000                                                  First               Second               Third               Fourth
- ------------------------------------------------------------------   ------------------  -------------------  ------------------
Net sales                                            $ 24,676,050         $ 23,602,928         $ 31,873,854       $  17,100,737
Gross profit                                            8,270,502            6,020,781           10,790,956           4,010,105
Net income (loss)                                         117,383           (2,822,351)           1,413,442         (13,955,804)
Basic and diluted earnings (loss) per share                  0.02                (0.37)                0.18               (1.77)
==================================================================   ==================  ===================  ==================


                                                                                                    Quarter
- --------------------------------------------------------------------------------------------------------------------------------
1999                                                 First               Second               Third               Fourth
- ------------------------------------------------------------------   ------------------  -------------------  ------------------
Net sales                                           $ 22,527,838         $ 20,756,858          $ 24,884,949        $ 16,355,727
Gross profit                                           6,668,429            6,108,381             7,885,468           2,168,972
Net (loss)                                            (2,852,340)          (2,192,156)             (548,198)         (4,619,688)
Basic and diluted (loss) per share                         (0.42)               (0.32)                (0.08)              (0.66)
===================================================================   ==================  ===================  ==================


(1) Earnings per share calculations for each of the quarters are based on the weighted average shares outstanding for each period. The sum of the quarters may not necessarily be equal to the full year earnings per share amounts.

         During the fourth quarter of 2000, the Company began negotiations to terminate the BOSS license agreement and recorded a charge against earnings of $8,067,908, which had the effect of increasing the net loss by $8,067,908 or $1.06 per share. During the fourth quarter ended December 31, 1999, the Company increased the inventory valuation reserve by $1,000,000, which had the effect of increasing the net loss by $1,000,000 or $0.14 per share.

                                 EXHIBIT INDEX

EXHIBIT NO.                                   DESCRIPTION
- -----------           ------------------------------------------------------------
*3.01                 Amended and Restated Certificate of Incorporation

*3.02                 Amended and Restated By-Laws

TRIANGLE
TRIANGLE
TRIANGLE 3.03         Certificate of Designation dated November 5, 1999.

3.04                  Certificate of Amendment to Certificate of Designation dated
                        March 15, 2001

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

*10.08(g)             Third Amendment to Financing Agreements dated March 10, 1993

*10.08(h)             Fourth Amendment to Financing Agreements dated May 1, 1993

*10.08(i)             Fifth Amendment to Financing Agreements dated January 1,
                        1994

*10.08(j)             Sixth Amendment to Financing Agreements dated September 1,
                        1993

*10.08(k)             Seventh Amendment to Financing Agreements dated August, 1994


EXHIBIT NO.                                   DESCRIPTION
- -----------           ------------------------------------------------------------
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

+*10.11(d)            Concurrent Use Agreement dated November 5, 1997

+*10.11(e)            Foreign Manufacturing Rights Agreement dated November 5,
                        1997

*10.11(f)             Option Agreement dated November 5, 1997

*10.11(g)             Secured Limited Recourse Promissory Note dated November 5,
                        1997

EXHIBIT NO.                                   DESCRIPTION
- -----------           ------------------------------------------------------------
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

**10.26(b)            Girbaud Trademark License and Technical Assistance Agreement
                        for Women's Collection dated March 4, 1998

**10.26(c)            Cancellation Agreement dated March 4, 1998

*10.27(a)             Defined Benefit Pension Plan

*10.27(b)             First Amendment to Defined Benefit Pension Plan

**10.28               Beverly Hills Polo Club Letter Agreement dated March 18,
                        1998


EXHIBIT NO.                                   DESCRIPTION
- -----------           ------------------------------------------------------------
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

TRIANGLE 10.42        Executive Employment Agreement by and between I.C. Isaacs &
                        Company, Inc. and Daniel Gladstone dated January 21, 1999

*****10.43            Amendment No. 1 to Employment Agreement by and between I.C.
                        Isaacs & Company, Inc. and Robert J. Arnot dated August
                        27, 1998

*****10.44            Amendment No. 1 to Employment Agreement by and between I.C.
                        Isaacs & Company, Inc. and Gerald W. Lear dated August 27,
                        1998

*****10.45            Amendment No. 1 to Employment Agreement by and between I.C.
                        Isaacs & Company, Inc. and Eugene C. Wielepski dated
                        August 27, 1998


EXHIBIT NO.                                   DESCRIPTION
- -----------           ------------------------------------------------------------
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

TRIANGLE
TRIANGLE.10.58        Severance and Redemption Agreement dated June 30, 1999 by
                        and between the Company and Gerald W. Lear.

TRIANGLE
TRIANGLE.10.59        Second Amended and Restated Shareholders' Agreement dated
                        June 30, 1999.

TRIANGLE
TRIANGLE.10.60        Amendment No. 4 to the Trademark License and Technical
                        Assistance Agreement Covering Women's Products dated
                        August 2, 1999.

TRIANGLE
TRIANGLE.10.61        Shareholders' Agreement dated August 9, 1999.

TRIANGLE
TRIANGLE
TRIANGLE.10.62        Agreement dated October 22, 1999 by and among I.C. Isaacs &
                        Company, Inc., I.C. Isaacs & Company L.P., Ambra Inc. and
                        Hugo Boss AG.

TRIANGLE
TRIANGLE
TRIANGLE.10.63        Restated and Amended License Rights Agreement dated October
                        22, 1999 by and among Ambra Inc., Hugo Boss AG and I.C.
                        Isaacs & Company L.P.


EXHIBIT NO.                                   DESCRIPTION
- -----------           ------------------------------------------------------------
TRIANGLE
TRIANGLE
TRIANGLE.10.64        Shareholders' Agreement dated November 5, 1999 by and
                        between I.C. Isaacs & Company, Inc. and Ambra Inc.

TRIANGLE
TRIANGLE
TRIANGLE.10.65        Bill of Sale and Assignment of Trademark Rights dated
                        October 22, 1999 by and between I.C. Isaacs & Company L.P.
                        and Ambra Inc.

TRIANGLE
TRIANGLE
TRIANGLE.10.66        Assumption of Assumed Agreements dated October 22, 1999 by and between I.C. Isaacs & Company L.P. and Ambra Inc.

TRIANGLE
TRIANGLE
TRIANGLE
TRIANGLE.10.67        Amendment to International Exclusive License Agreement dated
                        November 1, 1999 by and between I.C. Isaacs Europe, S.L.
                        and BHPC Marketing, Inc.

TRIANGLE
TRIANGLE
TRIANGLE
TRIANGLE.10.68        Amendment to International Exclusive License Agreements
                        dated September 1, 1999 by and between I.C. Isaacs Europe,
                        S.L. and BHPC Marketing, Inc.

TRIANGLE
TRIANGLE
TRIANGLE
TRIANGLE.10.69        Amendment No. 3 to Employment Agreement dated January 3,
                        1999 by and between I.C. Isaacs & Company L.P. and Robert
                        J. Arnot.

TRIANGLE
TRIANGLE
TRIANGLE
TRIANGLE.10.70        Amendment No. 3 to Employment Agreement dated January 3,
                        1999 by and between I.C. Isaacs & Company L.P. and Eugene
                        C. Wielepski.

TRIANGLE
TRIANGLE
TRIANGLE
TRIANGLE.10.71        Letter Agreement dated December 31, 1999 by and between I.C.
                        Isaacs & Company L.P. and G.I. Promotion.

TRIANGLE
TRIANGLE
TRIANGLE
TRIANGLE.10.72        License Agreement effective January 1, 2000 by and between
                        I.C. Isaacs & Company L.P. and Wurzburg Holding S.A.

TRIANGLE
TRIANGLE
TRIANGLE
TRIANGLE
TRIANGLE.10.73        Girbaud Distribution Agreement Canada dated as of May 15,
                        2000, between Western Glove Works and I.C Isaacs and
                        Company L.P.

TRIANGLE
TRIANGLE
TRIANGLE
TRIANGLE
TRIANGLE.10.74        Amendment No. 1 dated as of May 15, 2000, to Girbaud
                        Distribution Agreement Canada dated as of May 15, 2000,
                        between Western Glove Works and I.C. Isaacs and Company L.P.

TRIANGLE
TRIANGLE
TRIANGLE
TRIANGLE
TRIANGLE.10.75        Amendment No. 2 dated June 21, 2000, to Trademark License
                        and Technical Assistance Agreement Covering Men's Products
                        dated January 15, 1998, by and between Latitude Licensing
                        Corp. and I.C. Isaacs & Company L.P.

TRIANGLE
TRIANGLE
TRIANGLE
TRIANGLE
TRIANGLE.10.76        Amendment No. 5 dated June 21, 2000, to Trademark License
                        and Technical Assistance Agreement Covering Women's
                        Products dated January 15, 1998, by and between Latitude
                        Licensing Corp. and I.C. Isaacs & Company L.P.

TRIANGLE
TRIANGLE
TRIANGLE
TRIANGLE
TRIANGLE.10.77        Amendment by and between BHPC Marketing, Inc., and I.C
                        Isaacs Europe, S.L. dated July 31, 2000, relating to the
                        International Exclusive License Agreements (Wholesale and
                        Retail) dated August 15, 1996

TRIANGLE
TRIANGLE
TRIANGLE
TRIANGLE
TRIANGLE
TRIANGLE.10.78        Amendment No. 2, dated as of August 25, 2000, to Consulting
                        Agreement by and between I.C. Isaacs & Company, Inc. and
                        Gary Brashers.

TRIANGLE
TRIANGLE
TRIANGLE
TRIANGLE
TRIANGLE
TRIANGLE.10.79        Eighteenth Amendment to Financing Agreement, dated as of May
                        30, 2000.

TRIANGLE
TRIANGLE
TRIANGLE
TRIANGLE
TRIANGLE
TRIANGLE.10.80        Nineteenth Amendment to Financing Agreement, dated June 23,
                        2000.


EXHIBIT NO.                                   DESCRIPTION
- -----------           ------------------------------------------------------------
TRIANGLE
TRIANGLE
TRIANGLE
TRIANGLE
TRIANGLE
TRIANGLE.10.81        Twentieth Amendment to Financing Agreement, dated as of
                        November 7, 2000.


TRIANGLE
TRIANGLE
TRIANGLE
TRIANGLE
TRIANGLE
TRIANGLE.10.82        Letter Agreement dated August 9, 2000, by and between I.C.
                        Isaacs & Company LP and Congress Financial Corporation
                        relating to Covenant Supplement to the Accounts Financing
                        Agreement.

10.83                 License Rights Termination Agreement dated March 15, 2001 by and between Ambra Inc., Hugo Boss AG, I.C. Isaacs &
                        Company L.P. and I.C. Isaacs & Company, Inc.

10.84                 Subordinated Secured Promissory Note dated March 15, 2001

10.85                 Security Agreement dated March 15, 2001 by and between I.C.
                        Isaacs & Company, Inc. and Ambra Inc.

10.86                 Amendment No. 1 dated March 15, 2001 to Shareholders'
                        Agreement by and between I.C. Isaacs & Company, Inc. and
                        Ambra Inc.

10.87                 Twenty-second Amendment to Financing Agreements dated March
                        15, 2001

*21.01                List of Subsidiaries

23.01                 Consent of BDO Seidman, LLP

27.01                 Financial Data Schedule

- ------------------------
* Previously filed with the Company's Registration Statement on Form S-1 (SEC File No. 333-37155).

** Previously filed with the Company's Annual Report on Form 10-K for the Year Ended December 31, 1997 (SEC File No. 0-23379).

*** Previously filed with the Company's Quarterly Report on Form 10-Q for the Quarter Ended March 31, 1998 (SEC File No. 0-23379).

**** Previously filed with the Company's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1998 (SEC File No. 0-23379).

***** Previously filed with the Company's Quarterly Report on Form 10-Q for the
      Quarter Ended September 30, 1998 (SEC File No. 0-23379).

******Previously filed with the Company's Current Report on Form 8-K dated
      August 27, 1998 (SEC File No. 0-23379).

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

TRIANGLE TRIANGLE TRIANGLE TRIANGLE. Previously filed with the Company's Annual
                                     Report on Form 10-K for the Year Ended
                                     December 31, 1999 (SEC File No. 0-23379).

TRIANGLE TRIANGLE TRIANGLE TRIANGLE TRIANGLE. Previously filed with the
                                              Company's Quarterly Report on
                                              Form 10-Q for the Quarter Ended
                                              June 30, 2000 (SEC File
                                              No. 0-23379).

TRIANGLE TRIANGLE TRIANGLE TRIANGLE TRIANGLE TRIANGLE. Previously filed with the
                                                       Company's Quarterly
                                                       Report on Form 10-Q for
                                                       the Quarter Ended
                                                       September 30, 1999 (SEC
                                                       File No. 0-23379).

+ Certain portions of this exhibit have been omitted pursuant to an order granting confidential treatment and have been filed separately with the Securities and Exchange Commission.

++ Certain portions of this exhibit have been omitted pursuant to a request for an order granting confidential treatment and have been filed separately with the Securities and Exchange Commission.