Form 10-Q
period 2001-03-31
IC ISAACS & CO INC
filed 2001-05-15
CIK 1041179

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001
                                       OR

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
       (State or other jurisdiction of             (I.R.S. EMPLOYER IDENTIFICATION NO.)
       incorporation or organization)

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

                            ------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    As of May 11, 2001, 7,864,657 shares of common stock, par value $.0001 per share, ("Common Stock") of the Registrant were outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         PART I--FINANCIAL INFORMATION

                          I.C. ISAACS & COMPANY, INC.

                          CONSOLIDATED BALANCE SHEETS

ITEM 1. FINANCIAL STATEMENTS.

                                                              DECEMBER 31,    MARCH 31,
                                                                  2000           2001
                                                              ------------   ------------
ASSETS
Current
    Cash, including temporary investments of $203,000 and
     $59,000................................................  $   847,644    $    807,792
    Accounts receivable, less allowance for doubtful
     accounts of $630,000 and $760,000......................   13,618,127      16,221,610
    Inventories (Note 1)....................................   14,307,339      10,404,991
    Refundable income taxes.................................      446,644         370,343
    Prepaid expenses and other..............................      342,822         342,822
                                                              ------------   ------------
        Total current assets................................   29,562,576      28,147,558
Property, plant and equipment, at cost, less accumulated
  depreciation and amortization.............................    3,156,967       3,098,771
Trademark and licenses, less accumulated amortization of
  $636,514 and $718,840 (Note 7)............................      713,486         631,160
Other assets................................................    2,996,715       3,357,124
                                                              ------------   ------------
                                                              $36,429,744    $ 35,234,613
                                                              ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current
    Checks issued against future deposits...................  $   845,344    $    313,793
    Current maturities of long-term debt and revolving line
     of credit (Note 2).....................................    7,972,022       7,644,604
    Accounts payable........................................    1,135,007       1,228,609
    Accrued expenses and other current liabilities (Note
     3).....................................................    2,733,703       1,824,148
    Accrued compensation....................................       99,221         222,921
                                                              ------------   ------------
        Total current liabilities...........................   12,785,297      11,234,075
                                                              ============   ============
Long-term debt (Note 2).....................................    6,841,087       6,557,909
Redeemable preferred stock (Note 7).........................    3,300,000       3,300,000
Commitments and Contingencies (Note 7)

STOCKHOLDERS' EQUITY (NOTE 6)
    Preferred stock; $.0001 par value; 5,000,000 shares
     authorized, none outstanding...........................           --              --
    Common stock; $.0001 par value; 50,000,000 shares
     authorized, 9,011,366 shares issued; 7,864,657 shares
     outstanding............................................          901             901
    Additional paid-in capital..............................   39,674,931      39,674,931
    Accumulated deficit.....................................  (23,862,442)    (23,223,173)
    Treasury stock, at cost (1,146,709 shares)..............   (2,310,030)     (2,310,030)
                                                              ------------   ------------
        Total stockholders' equity..........................   13,503,360      14,142,629
                                                              ------------   ------------
                                                              $36,429,744    $ 35,234,613
                                                              ============   ============

          See accompanying notes to consolidated financial statements.

                          I.C. ISAACS & COMPANY, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                 THREE MONTHS ENDED
                                                                      MARCH 31,
                                                              -------------------------
                                                                 2000          2001
                                                              -----------   -----------
Net Sales...................................................  $24,676,050   $24,467,701
Cost of Sales...............................................   16,405,548    16,393,617
                                                              -----------   -----------
Gross profit................................................    8,270,502     8,074,084
                                                              -----------   -----------
Operating Expenses
  Selling...................................................    3,354,094     3,362,869
  License fees..............................................    2,022,461     1,489,675
  Distribution and shipping.................................      840,611       775,971
  General and administrative................................    1,703,895     1,549,105
                                                              -----------   -----------
Total operating expenses....................................    7,921,061     7,177,620
                                                              -----------   -----------
Operating income............................................      349,441       896,464
                                                              -----------   -----------
Other income (expense)
  Interest, net of interest income of $3,562 and $988.......     (244,131)     (321,210)
  Other, net................................................      (35,927)       64,015
                                                              -----------   -----------
Total other income (expense)................................     (280,058)     (257,195)
                                                              -----------   -----------
Income before income taxes..................................       69,383       639,269
Income tax benefit..........................................       48,000            --
                                                              -----------   -----------
Net income..................................................  $   117,383   $   639,269
                                                              -----------   -----------
Basic earnings per share....................................  $      0.02   $      0.08
Weighted average shares outstanding.........................    7,197,990     7,864,657
Diluted earnings per share..................................  $      0.02   $      0.08
Weighted average shares outstanding.........................    7,452,320     7,864,657

          See accompanying notes to consolidated financial statements.

                          I.C. ISAACS & COMPANY, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 THREE MONTHS ENDED
                                                                      MARCH 31,
                                                              -------------------------
                                                                 2000          2001
                                                              -----------   -----------
Operating Activities
    Net income..............................................  $   117,383   $   639,269
Adjustments to reconcile net income to net cash provided by
  (used in) operating activities
    Provision for doubtful accounts.........................      184,728       211,298
    Write off of accounts receivable........................     (134,728)      (81,298)
    Provision for sales returns and discounts...............      858,963     1,357,435
    Sales returns and discounts.............................     (736,079)   (1,335,435)
    Depreciation and amortization...........................      428,666       275,020
    Gain on sale of assets..................................           --        (2,000)
(Increase) decrease in assets
    Accounts receivable.....................................   (7,886,836)   (2,755,483)
    Inventories.............................................      788,335     3,902,348
    Prepaid expenses and other..............................     (203,736)       76,301
    Other assets............................................     (143,440)     (360,409)
Increase (decrease) in liabilities
    Accounts payable........................................      121,171        93,602
    Accrued expenses and other current liabilities..........      213,477      (909,555)
    Accrued compensation....................................       85,023       123,700
                                                              -----------   -----------
Cash provided by (used in) operating activities.............   (6,307,073)    1,234,793
                                                              -----------   -----------
Investing Activities
    Capital expenditures....................................     (104,296)     (143,298)
    Proceeds from sale of assets............................           --        10,800
                                                              -----------   -----------
Cash used in investing activities...........................     (104,296)     (132,498)
                                                              -----------   -----------
Financing Activities
    Checks issued against future deposits...................      214,167      (531,551)
    Net proceeds (payments) on revolving line of credit.....    5,924,009      (433,696)
    Principal payments on debt..............................       (6,258)     (176,900)
                                                              -----------   -----------
Cash provided by (used in) financing activities.............    6,131,918    (1,142,147)
                                                              -----------   -----------
Decrease in cash and cash equivalents.......................     (279,451)      (39,852)
Cash and Cash Equivalents, at beginning of period...........    1,193,093       847,644
                                                              -----------   -----------
Cash and Cash Equivalents, at end of period.................  $   913,642   $   807,792
                                                              -----------   -----------

          See accompanying notes to consolidated financial statements.

                          I.C. ISAACS & COMPANY, INC.
                         SUMMARY OF ACCOUNTING POLICIES

BASIS OF PRESENTATION

    The consolidated financial statements include the accounts of I. C.
Isaacs & Company, Inc. ("ICI"), I.C. Isaacs Europe, S.L. ("Isaacs Europe"), I.C. Isaacs & Company L.P. (the "Partnership"), Isaacs Design, Inc. ("Design") and I.
C. Isaacs Far East Ltd. (collectively, the "Company"). The Company established Isaacs Europe in July 1996 as the exclusive licensee of Beverly Hills Polo Club-Registered Trademark- sportswear in Europe. Isaacs Europe and I.C. Isaacs Far East Ltd. did not have any significant revenue or expenses in 2000 or thus far in 2001. All intercompany balances and transactions have been eliminated.

BUSINESS DESCRIPTION

    The Company, which operates in one business segment, designs and markets branded jeanswear and sportswear. The Company offers collections of jeanswear and sportswear for men and women under the Marithe and Francois Girbaud-Registered Trademark- brand in the United States, Puerto Rico and Canada and for men and boys under the Beverly Hills Polo Club-Registered Trademark-brand in the United States, Puerto Rico and Europe. The Company also offered collections of jeanswear and sportswear for young men and boys under the BOSS-Registered Trademark- brand in the United States and Puerto Rico. In the fourth quarter of 2000, the Board of Directors authorized, and the Company subsequently negotiated, a termination of its rights and royalty obligations under the agreement for licensing of the BOSS trademark (the "BOSS Termination Agreement") and has until October 2001 to discontinue the manufacture and sale of this apparel. The Company also marketed women's pants and jeans under various other Company-owned brand names and under third-party private labels. In the fourth quarter of 2000, the Company decided that it intended to discontinue production of the women's Company-owned and private label lines. In 1999, the Company began a focused line of sportswear under its new Urban Expedition (UBX) brand in the United States and Europe. Sales of this sportswear were insignificant in 2000 and thus far in 2001.

INTERIM FINANCIAL INFORMATION

    In the opinion of management, the interim financial information as of March 31, 2001 and for the three months ended March 31, 2000 and 2001 contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods. Results for interim periods are not necessarily indicative of results to be expected for an entire year.

    The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the consolidated financial statements, and the notes thereto, included in the Company's Annual Report on Form 10-K for the year ended
December 31, 2000.

RISKS AND UNCERTAINTIES

    The apparel industry is highly competitive. The Company competes with many companies, including larger, well capitalized companies which have sought to increase market share through massive consumer advertising and price reductions. The Company continues to experience increased competition from many established and new competitors at both the department store and specialty store channels of distribution. The Company continues to redesign its jeanswear and sportswear lines in an effort to be competitive and compatible with changing consumer tastes. Also, the Company has developed and implemented a marketing initiative, which includes "shop-in-shops" and outdoor advertising, to promote its Girbaud-Registered Trademark- brand. In the past several years, many of the Company's competitors have switched much of their apparel manufacturing from the United States to foreign locations such as Mexico, the Dominican Republic and throughout Asia. As competitors lower production costs, it gives them greater flexibility to lower prices. Over the last several years, the Company also switched its production to contractors outside the United States to reduce costs. In 2000, the Company closed its last manufacturing facility in the United States and decided it intended to dramatically reduce the use of independent contractor's facilities in Mexico. In 2001, the Company intends to import most of its inventory as finished goods from contractors in Asia. This shift in purchasing will require the Company to estimate sales and issue purchase orders for inventory well in advance of receiving firm orders from its customers. A risk to the Company is that its estimates may differ from actual orders. If this happens, the Company may miss sales because it did not order enough inventory, or it may have to sell excess inventory at reduced prices. The Company faces other risks inherent in the apparel industry. These risks include changes in fashion trends and related consumer acceptance and the continuing consolidation in the retail segment of the apparel industry. The Company's ability, or inability, to manage these risk factors could influence future financial and operating results.

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

CONCENTRATION OF CREDIT RISK

    Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of trade accounts receivable. The Company's customer base is not concentrated in any specific geographic region, but is concentrated in the retail industry. For the three months ended March 31, 2001 and 2000, sales to no one customer accounted for more than 10.0% of net sales. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

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

EARNINGS PER SHARE

    Earnings per share is based on the weighted average number of shares of common stock and dilutive common stock equivalents outstanding. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity. Basic and diluted earning per share are the same for the three months ended March 31, 2001 and 2000 because the impact of dilutive securities is not significant. There were outstanding employee stock options of 1,020,250 and 1,011,250 at March 31, 2001 and 2000, respectively.

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

    In March 2000, the FASB issued interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25". FIN 44 clarifies the application of APB Opinion No. 25 for
(a) the definition of employee for purposes of applying APB Opinion No. 25,
(b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequences of various modifications to the previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 2, 2000 but certain conclusions cover specific events that occur after either
December 15, 1998 or January 12, 2000. The adoption of FIN 44 did not have an effect on the Company's financial statements.

                          I.C. ISAACS & COMPANY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. INVENTORIES

    Inventories consist of the following:

                                                     DECEMBER 31,    MARCH 31,
                                                         2000          2001
                                                     ------------   -----------
Raw Materials......................................  $ 2,139,305    $ 1,431,595
Work-in-process....................................      534,867        468,273
Finished Goods.....................................   11,633,167      8,505,123
                                                     -----------    -----------
                                                     $14,307,339    $10,404,991
                                                     ===========    ===========

2. LONG-TERM DEBT

    The Company has an asset-based revolving line of credit (the "Agreement") with Congress Financial Corporation ("Congress"). In March 2001, the Agreement was amended to extend the term through December 31, 2002. The amended Agreement provides that the Company may borrow up to 80.0% of net eligible accounts receivable and a portion of inventory, as defined in the Agreement. Borrowings under the Agreement may not exceed $25.0 million including outstanding letters of credit, which are limited to $6.0 million from May 1 to September 30 of each year and $4.0 million for the remainder of each year, and bear interest at the lender's prime rate of interest plus 1.0% (effectively 9.5% at March 31, 2001). In connection with amending the Agreement in March 2001, the Company will pay Congress a financing fee of $150,000, one half of which was paid at the time of closing and the other half of which is payable on September 1, 2001. The financing fee will be amortized over 21 months, ending December 31, 2002. Outstanding letters of credit approximated $3.6 million at March 31, 2001. Under the terms of the Agreement, the Company is required to maintain minimum levels of working capital and tangible net worth. The Company was in violation of the working capital covenant at March 31, 2001 and has obtained a waiver through May 31, 2001.

    In March 2001, the Company issued a $7,200,000 note payable to Ambra Inc. ("Ambra") as consideration for the BOSS Termination Agreement. The expense associated with the BOSS Termination Agreement and the note payable were recorded in the fourth quarter of 2000. (See Note 7). The note bears interest at 8.0% with interest and principal payable quarterly through December 31, 2006, is subordinated to the asset-based line of credit and is collateralized by a second security interest in the Company's assets.

                          I.C. ISAACS & COMPANY, INC.

3. ACCRUED EXPENSES

    Accrued expenses consist of the following:

                                                      DECEMBER 31,   MARCH 31,
                                                          2000          2001
                                                      ------------   ----------
Royalties...........................................   $1,267,150    $  401,249
Severance benefits..................................      335,318       247,818
Bonuses.............................................      408,551       100,000
Customer credit balances............................      300,137       303,745
Payable to salesmen.................................           --       102,053
Payroll tax withholdings............................      152,288       228,508
Deposits............................................           --       220,080
Compensation expense................................       17,763        19,600
Deferred fees.......................................           --        75,000
Accrued professional fees...........................      100,000        50,000
Property taxes......................................       92,019            --
Other...............................................       60,477        76,095
                                                       ----------    ----------
                                                       $2,733,703    $1,824,148
                                                       ==========    ==========

4. INCOME TAXES

    The Company has estimated its annual effective tax rate at 0% based on its estimate of pre-tax income for 2001. Also, the Company has net operating loss carryforwards of approximately $29,400,000, which begin to expire in 2013, for income tax reporting purposes for which no income tax benefit has been recorded due to the uncertainty over the level of future taxable income.

5. EARNINGS PER SHARE

    Earnings per share is based on the weighted average number of shares of common stock and dilutive common stock equivalents outstanding. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity. The following table presents a reconciliation between the weighted average shares outstanding for basic and diluted earnings per share for the three months ended March 31, 2000. There was no impact on earnings per share of potentially dilutive securities for the three months ended March 31, 2001.

                                                                                     PER SHARE
                                                               INCOME     SHARES      AMOUNT
                                                              --------   ---------   ---------
Basic earnings per share:
Income available to common shareholders.....................  $117,383   7,197,990     $0.02
Effect of dilutive options..................................               254,330
Dilutive earnings per share.................................  $117,383   7,452,320     $0.02

6. STOCK OPTIONS

    In May 1997, the Company adopted the 1997 Omnibus Stock Plan. Under the 1997 Omnibus Stock Plan, the Company may grant qualified and nonqualified stock options, stock appreciation rights,

                          I.C. ISAACS & COMPANY, INC.

6. STOCK OPTIONS (CONTINUED)
restricted stock or performance awards, payable in cash or shares of common stock, to selected employees. The Company has reserved 1,100,000 shares of common stock for issuance under the 1997 Omnibus Stock Plan, as amended. Options vest at the end of the second year and expire 10 years from the date of grant and upon termination of employment. There was no stock option activity in the first three months of 2001.

    The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS 123"), but applies the intrinsic value method set forth in Accounting Principles Board Opinion No. 25. For stock options granted to employees, the Company has estimated the fair value of each option granted using the Black-Scholes option-pricing model.

    If the Company had elected to recognize compensation expense based on the fair value at the grant dates, consistent with the method prescribed by SFAS No. 123, net income per share would have been changed to the pro forma amount indicated below:

                                                                    THREE MONTHS ENDED
                                                              -------------------------------
                                                              MARCH 31, 2000   MARCH 31, 2001
                                                              --------------   --------------
Net income (loss):
  As reported...............................................     $171,383         $639,269
  Pro forma.................................................     (171,692)         619,140
Basic and diluted income (loss) per share:
  As reported...............................................     $   0.02         $   0.08
  Pro forma.................................................        (0.02)            0.08

7. COMMITMENTS AND CONTINGENCIES

    In October 2000, the Board of Directors authorized the appropriate officers of the Company to negotiate a termination of the license agreement for the use of the BOSS-Registered Trademark- trademark (the "License Agreement"). In
March 2001, the Company, Ambra and Hugo Boss executed the BOSS Termination Agreement. Pursuant to the BOSS Termination Agreement, the Company issued to Ambra a note payable in the amount of $7,200,000. In connection with the BOSS Termination Agreement, the Company recorded the note payable and wrote off the remaining deferred royalty expense of $706,315 and other
BOSS-Registered Trademark- related assets of $161,593 as a charge against earnings totaling $8,067,908 in the fourth quarter of 2000. The note bears interest at 8.0% with interest and principal payable quarterly through December 31, 2006. The Company intends to cease development and production of new BOSS-Registered Trademark- collections by the end of the second quarter of 2001 and will have through October 31, 2001 to sell and or dispose of existing BOSS-Registered Trademark- inventory. In connection with the BOSS Termination Agreement, the Series A Convertible Preferred Stock held by Ambra, having an estimated value of $3,300,000, may be redeemed for cash by the Company through December 31, 2002; thereafter it may be converted into a promissory note from the Company or common stock at the sole discretion of Ambra. Total license fees on BOSS-Registered Trademark- sportswear sales amounted to $810,000 and $0 for the three months ended March 31, 2000 and 2001, respectively. The percentage of BOSS-Registered Trademark- sportswear sales to total sales was 16.4% and 4.3% for the three months ended March 31, 2000 and 2001, respectively.

    In November 1997, and as further amended in March 1998, November 1998 and June 2000, the Company entered into an exclusive license agreement with Latitude Licensing Corp. to manufacture

                          I.C. ISAACS & COMPANY, INC.

7. COMMITMENTS AND CONTINGENCIES (CONTINUED) and market men's jeanswear, casual wear, outerwear and active influenced sportswear under the Girbaud-Registered Trademark- brand and certain related trademarks in the United States, Puerto Rico, and the U.S. Virgin Islands. The initial term of the agreement extended through December 31, 1999. The agreement has been extended through December 31, 2002, upon which date the Company will have the option to renew the agreement for an additional five years. Under the agreement, the Company is required to make payments to the licensor in an amount equal to 6.25% of net sales or regular licensed merchandise and 3.0% of certain irregular and closeout licensed merchandise. Payments are subject to guaranteed minimum annual royalties as follows:

2001........................................................  $2,500,000
2002........................................................  $3,000,000

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

2001........................................................  $1,000,000
2002........................................................  $1,500,000

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

                          I.C. ISAACS & COMPANY, INC.

7. COMMITMENTS AND CONTINGENCIES (CONTINUED)
    In January 2000, the Company entered into a global sourcing agreement with G.I. Promotions to act as a non-exclusive sourcing agent to licensees of the Marithe & Francois Girbaud-Registered Trademark- trademark for the manufacture of Girbaud-Registered Trademark- jeanswear and sportswear. The global sourcing agreement extends until December 31, 2003 and provides that the Company shall net a facilitation fee of 5.0% of the total FOB pricing for each order shipped to licensees under this agreement. Also in January 2000, the Company entered into a license agreement with Wurzburg Holding S.A. ("Wurzburg"). The license has a term of three years and provides that the Company shall pay Wurzburg a royalty of 1.0% of the total FOB pricing for each order shipped to a licensee under the global sourcing agreement.

    In May 2000, the Company entered into an exclusive distribution agreement for Girbaud-Registered Trademark- men's and women's jeanswear and sportswear products in Canada. The Company will sell to Western Glove Works ("Distributor") Girbaud-Registered Trademark- products produced in Mexico or the United States at cost plus 12.0%, which is less than its normal profit margins on sales of comparable products to the Company's retail customers. For products purchased by the Distributor from overseas, the Distributor will pay a distributor's fee equal to 6.75% of net sales to the Company. Under the agreement, the Distributor will pay a royalty fee equal to 6.25% of net sales to the Company, which will in turn pay the royalty to Latitude Licensing Corp. The initial term of the agreement expires on December 31, 2001. The Distributor may renew the agreement for six additional one-year terms. The minimum sales level for calendar 2001 is $1,600,000 (Canadian Dollars), which results in a minimum distribution fee payable to the Company of $48,000 (Canadian Dollars).

    Total license fees on Girbaud-Registered Trademark- sportswear sales amounted to $1,006,486 and $1,275,838 three months ended March 31, 2000 and 2001, respectively.

    The percentage of Girbaud-Registered Trademark- sportswear sales to total sales was 60.8% and 75.4% for three months ended March 31, 2000 and 2001, respectively.

    Since 1993, the Company has had an exclusive wholesale licensing arrangement with BHPC Marketing, Inc. for the manufacture and promotion of certain men's sportswear bearing the registered trademark Beverly Hills Polo Club. The BHPC-Registered Trademark- men's agreement has a three year term expiring December 31, 2001 with renewal options for a total of nine years. Under the men's agreement the Company is required to make payments to the licensor in an amount equal to 5.0% of net invoiced sales of licensed products and to spend an amount equal to 1.0% of net invoiced sales of such merchandise in advertising for the licensed products. Payments are subject to a guaranteed minimum annual royalty of $586,000 in 2001.

    In May 1998, the Company entered into a license agreement with BHPC Marketing, Inc., to manufacture and market boys knitted and woven shirts, cotton pants, jeanswear, shorts, swimwear and outerwear under the Beverly Hills Polo Club-Registered Trademark- brand in the United States and Puerto Rico. The initial term of the agreement is three years, commencing January 1, 1999, with renewal options for a total of nine years. Under the boys' agreement the Company was required to make payments to the licensor in an amount equal to 5.0% of net sales in 1999 and is subject to a guaranteed minimum annual royalty of $100,000 in 2001.

    Total license fees on Beverly Hills Polo Club-Registered Trademark-sportswear sales amounted to $205,975 and $202,782 for the three months ended March 31, 2000 and 2001, respectively.

    The percentage of Beverly Hills Polo Club-Registered Trademark- sportswear sales to total sales was 14.5% and 15.5% for the three months ended March 31, 2000 and 2001, respectively.

                          I.C. ISAACS & COMPANY, INC.

7. COMMITMENTS AND CONTINGENCIES (CONTINUED)
    On August 15, 1996, I.C. Isaacs Europe, S.L., a Spanish limited corporation and wholly-owned subsidiary of the Company, entered into retail and wholesale license agreements (collectively, the "International Agreements") for use of the Beverly Hills Polo Club-Registered Trademark- trademark in Europe. The International Agreements, as amended, provide certain exclusive rights to use the Beverly Hills Polo Club-Registered Trademark- trademark for men's sportswear in all countries in Europe for an initial term of three years ending
December 31, 1999, renewable at the Company's option, provided the Company is not in breach thereof at the time the renewal notice is given, through five consecutive extensions ending December 31, 2007. This Agreement was amended
July 31, 2000 to reduce certain royalty payments and increased the amount the Company is required to spend in advertising the BHPC-Registered Trademark- line. For the period beginning January 1, 2000 and ending June 30, 2000, no guaranteed minimum annual royalties or guaranteed net shipment volumes applied; for the period beginning July 1, 2000 and ending December 31, 2000, the royalty rate was 3.0% of wholesale sales of BHPC-Registered Trademark- products including purchases of BHPC-Registered Trademark- products by Beverly Hills Polo Club-Registered Trademark- retail stores in Europe ("Wholesale Purchases") and no guaranteed annual royalties applied; for the period beginning January 1, 2001 and ending December 31, 2001, the royalty rate shall be 3.0% of Wholesale Purchases, and the guaranteed annual royalty shall be $120,000; for the period beginning January 1, 2002 and ending December 31, 2004, the royalty rate shall be 3.0% of Wholesale Purchases, the guaranteed annual royalty shall be $120,000 and the Company shall be subject to the guaranteed net shipment volumes in effect immediately prior to the amendment dated March 1, 1999. For the period beginning January 1, 2000 and ending December 31, 2001, the Company is required to spend an amount equal to 4.0% of Wholesale Purchases in advertising the BHPC-Registered Trademark- line. During each of 2002, 2003 and 2004, the Company is required to spend an amount equal to 4.0% of Wholesale Purchases in advertising the BHPC-Registered Trademark- line.

    The Company is party to employment agreements with four executive officers as well as a consulting agreement which provide for specified levels of compensation and certain other benefits. The agreements also provide for severance payments from the termination date through the expiration date under certain circumstances.

    In June 1999, the Company's President and Chief Operating Officer resigned. As part of this action, the Company will be paying a total of $700,000 ending June 2001. The Company also transferred a life insurance policy with a cash surrender value of $50,000 to the former President and Chief Operating Officer. Also in connection with this resignation, the Company purchased 84,211 shares of common stock of the Company held by this individual at the market price of $1.19 per share, for a total of $100,000. This individual's options vested immediately upon his resignation and are exercisable up to the tenth anniversary of the grant date.

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

    In the fourth quarter of 2000 the Company decided it intended to dramatically reduce the use of independent contractors' facilities in Mexico. This decision resulted in the termination of certain employees who will be paid severance in the first and second quarters of 2001. This severance resulted in a charge against earnings of $0.2 million in the fourth quarter of 2000.

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

    On May 2, 2001, the Company received a Nasdaq Staff Determination indicating that the Company fails to comply with the market value of public float and minimum bid price requirements for continued listing set forth in Marketplace Rules 4450(a)(2) and 4450(a)(5) and that its securities are subject to de-listing from the Nasdaq National Market. The Company has requested an oral hearing before a Nasdaq Listing Qualifications Panel to review the Staff Determination. There can be no assurances that the panel will grant the Company's request for continued listing.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

IMPORTANT INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

    This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Those statements include indications regarding the intent, belief or current expectations of the Company and its management, including the Company's plans with respect to the sourcing, manufacturing, marketing and distribution of its products, the strength of the Company's backlog, the belief that current levels of cash and cash equivalents together with cash from operations and existing credit facilities will be sufficient to meet its working capital requirements for the next twelve months, its expectations with respect to risks of its investments and the performance of the counterparties to its letter of credit agreements, its plans not to invest in derivative instruments, its expectations regarding future capital expenditures, its beliefs and intent with respect to the pending class action lawsuit and the effect of changes in financial accounting rules on its financial statements. Such statements are subject to a variety of risks and uncertainties, many of which are beyond the Company's control, which could cause actual results to differ materially from those contemplated in such forward-looking statements, including in particular the risks and uncertainties described under "Risk Factors" in the Company's Prospectus which include, among other things, (i) changes in the marketplace for the Company's products, including customer tastes, (ii) the introduction of new products or pricing changes by the Company's competitors, (iii) changes in the economy, (iv) the risk that the backlog of orders may not be indicative of eventual actual shipments, and (v) termination of one or more of its agreements for use of the Girbaud-Registered Trademark- and Beverly Hills Polo Club-Registered Trademark-brand names and images in the manufacture and sale of the Company's products. Existing and prospective investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to update or revise the information contained in this Quarterly Report on Form 10-Q, whether as a result of new information, future events or circumstances or otherwise.

    "I.C. Isaacs-Registered Trademark-" is a trademark of the Company. The Company has filed a federal trademark application for the mark "Urban Expedition
(UBX)" and has filed for usage of the mark in other countries. All other trademarks or service marks, including "Girbaud-Registered Trademark-" & "Marithe and Francois Girbaud-Registered Trademark-" (collectively, "Girbaud"), "BOSS-Registered Trademark-" and "Beverly Hills Polo Club-Registered Trademark-" appearing in this Form 10-Q are the property of their respective owners and are not the property of the Company.

RESULTS OF OPERATIONS

    The following table sets forth, for the periods indicated, the percentage relationship to net sales of certain items in the Company's consolidated financial statements for the periods indicated.

                                                                 THREE MONTHS
                                                                     ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2000       2001
                                                              --------   --------
Net sales...................................................   100.0%     100.0%
Cost of sales...............................................    66.5       67.0
                                                               -----      -----
Gross profit................................................    33.5       33.0
Selling expenses............................................    13.6       13.7
License fees................................................     8.2        6.1
Distribution and shipping expenses..........................     3.4        3.2
General and administrative expenses.........................     6.9        6.3
                                                               -----      -----
Operating income............................................     1.4%       3.7%
                                                               -----      -----

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

NET SALES.

    Net sales decreased 0.8% to $24.5 million in the three months ended
March 31, 2001 from $24.7 million in the three months ended March 31, 2000. The decline was primarily due to decreases in shipments of BOSS-Registered Trademark- merchandise offset by higher volume shipments of Girbaud-Registered Trademark-. Net sales of BOSS-Registered Trademark-sportswear decreased $3.1 million or 75.6% to $1.0 million reflecting the continued decline in customer demand experienced throughout fiscal 2000. Net sales of Girbaud-Registered Trademark- sportswear increased $3.5 million to $18.5 million. Net sales of the Girbaud-Registered Trademark- men's product line increased $3.3 million to $15.7 million while the Girbaud-Registered Trademark-women's product line increased $0.2 million to $2.8 million. Net sales of Beverly Hills Polo Club-Registered Trademark- remained relatively unchanged. The Company's women's private label sales decreased $0.4 million to $1.0 million in the three months ended March 31, 2001. The Company began shipping its UBX line in the first quarter of 2000 and sales have been insignificant for the three months ended March 31, 2001 and 2000. International sales were insignificant for the three months ended March 31, 2001 and the three months March 31, 2000.

GROSS PROFIT.

    Gross profit decreased 2.4% to $8.1 million in the three months ended
March 31, 2001 from $8.3 million in the three months ended March 31, 2000. Gross profit as a percentage of net sales decreased from 33.5% to 33.0% over the same period. The decrease in gross profit resulted primarily from an increase in sales of markdown items of excess BOSS-Registered Trademark- sportswear inventory.

SELLING, DISTRIBUTION, GENERAL AND ADMINISTRATIVE EXPENSES.

    S,G&A decreased 3.4% to $5.7 million in the three months ended March 31, 2001 from $5.9 million in the three months ended March 31, 2000. As a percentage of net sales, S,G&A expenses decreased to 23.2% from 23.9% over the same period due lower general and administrative expenses partially offset by higher selling expenses. Selling expenses increased primarily as a result of commissions earned on the higher sales of Girbaud-Registered Trademark- sportswear. Advertising expenditures increased $0.1 million to $0.7 million as the Company focused more on targeted print and media advertising campaigns for the Girbaud-Registered Trademark- men's and women's collections. The Company is required to spend $0.9 million in advertising for the women's and men's Girbaud-Registered Trademark- brand in 2001. Distribution and shipping expenses remained essentially unchanged for the three months ended March 31, 2001 and 2000. General and administrative expenses decreased 11.8% to $1.5 million in the three months ended March 31, 2001 from $1.7 million in the three months ended March 31, 2000. The decrease is attributable to lower amortization expense resulting from the write-off of goodwill and deferred royalty expense in the fourth quarter of 2000.

LICENSE FEES.

    License fees decreased $0.5 million to $1.5 million in the three months ended March 31, 2001 from $2.0 million in the three months ended March 31, 2000. As a percentage of net sales, license fees decreased from 8.2% to 6.1%. The decrease in license fees is directly related to the termination of the Company's royalty obligations under the BOSS-Registered Trademark- License Agreement, the associated expense of which was recorded in the fourth quarter of 2000.

OPERATING INCOME.

    Operating income increased $0.6 million to $0.9 million in the three months ended March 31, 2001 from $0.3 million in the three months ended March 31, 2000. The improvement was due to the elimination of the licensing fees associated with the termination of the Company's royalty obligations under the BOSS-Registered Trademark- License Agreement in the fourth quarter of 2000 partially offset by lower gross profit margins.

INTEREST EXPENSE.

    Interest expense increased $0.1 million to $0.3 million in the three months ended March 31, 2001 from $0.2 million in the three months ended March 31, 2000. The increase in interest expense related to higher borrowings under the revolving line of credit.

INCOME TAXES.

    The Company has estimated its annual effective tax rate at 0% based on its estimate of pre-tax income for 2001. Also, the Company has net operating loss carryforwards of approximately $29.4 million, which begin to expire in 2013, for income tax reporting purposes for which no income tax benefit has been recorded due to the uncertainty over the level of future taxable income.

LIQUIDITY AND CAPITAL RESOURCES

    The Company has relied primarily on internally generated funds, trade credit and asset-based borrowings to finance its operations. The Company's capital requirements primarily result from working capital needed to support increases in inventory and accounts receivable. The Company's working capital decreased significantly during the first three months of 2001 compared to the first three months of 2000, primarily due to a cumulative net loss of $13.5 million over the four quarters ended March 31, 2001. As of March 31, 2001, the Company had cash and cash equivalents, including temporary investments, of $0.8 million and working capital of $16.9 million compared to $0.9 million and $22.9 million, respectively, as of March 31, 2000.

OPERATING CASH FLOW

    Cash provided by operations totaled $1.2 million for the first three months of 2001, compared with cash used in operations of $6.3 million for the same period of 2000. This is primarily due to the net income of $0.6 million and decreases in inventories partially offset by increases in accounts receivable and other assets and a decrease in accrued expenses. Cash used for investing activities for the first three months of 2001 were $0.1 million. Cash used in financing activities totaled $1.1 million for the first three months of 2001, resulting primarily from repayments on the Company's revolving line of credit and long-term debt and a decrease in checks issued against future deposits.

    Accounts receivable increased $2.8 million from December 31, 2000 to March 31, 2001 compared to an increase of $7.9 million from December 31, 1999 to March 31, 2000. Inventory decreased $3.9 million from December 31, 2000 to
March 31, 2001 compared to a decrease of $0.8 million from December 31, 1999 to March 31, 2000.

    Capital expenditures were $0.1 million for the first three months of 2001 and 2000.

CREDIT FACILITIES

    The Company has an asset-based revolving line of credit (the "Agreement") with Congress Financial Corporation ("Congress"). As of March 31, 2001 the Company had $7.2 million in outstanding borrowings under the Agreement compared to $9.6 million as of March 31, 2000. In March 2001, the Agreement was amended to extend the term through December 31, 2002. The amended Agreement provides that the Company may borrow up to 80.0% of net eligible accounts receivable and a portion of inventory, as defined in the Agreement. Borrowings under the Agreement may not exceed $25.0 million including outstanding letters of credit, which are limited to $6.0 million from May 1 to September 30 of each year and $4.0 million for the remainder of each year, and bear interest at the lender's prime rate of interest plus 1.0%. Outstanding letters of credit approximated $3.6 million at March 31, 2001. In connection with the March 2001 amendment, the Company will pay Congress a financing fee of $150,000, one half of which was paid at the time of closing and the other half of which is payable on September 1, 2001. Under the terms of the Agreement, as amended, the

Company is required to maintain minimum levels of working capital and tangible net worth. The Company was in violation of its working capital covenant at March 31, 2001 and has obtained a waiver from Congress. There can be no assurances that the Company will not be in violation of these covenants during 2001 or thereafter.

    The Company extends credit to its customers. Accordingly, the Company may have significant risk in collecting accounts receivable from its customers. The Company has credit policies and procedures which it uses to minimize exposure to credit losses. The Company's collection personnel regularly contact customers with receivable balances outstanding beyond 30 days to expedite collection. If these collection efforts are unsuccessful, the Company may discontinue merchandise shipments until the outstanding balance is paid. Ultimately, the Company may engage an outside collection organization to collect past due accounts. Timely contact with customers has been effective in reducing credit losses. In the first quarter of 2001 and 2000, the Company's credit losses were $0.1 million and $0.2 million, respectively and the Company's actual credit losses as a percentage of net sales were 0.3% and 0.5%, respectively. The Company believes that current levels of cash and cash equivalents ($0.8 million at March 31, 2001) together with cash from operations and funds available under its Agreement, will be sufficient to meet its capital requirements for the next 12 months.

BACKLOG AND SEASONALITY

    The Company's business is impacted by the general seasonal trends that are characteristic of the apparel and retail industries. In the Company's segment of the apparel industry, sales are generally higher in the first and third quarters. Historically, the Company has taken greater markdowns in the second and fourth quarters. The Company generally receives orders for its products three to five months prior to the time the products are delivered to stores. As of March 31, 2001 the Company has unfilled orders of approximately
$30.4 million, compared to $36.0 million of such orders as of March 31, 2000. The backlog of orders at any given time is affected by a number of factors, including seasonality, weather conditions, scheduling of manufacturing and shipment of products. As the time of the shipment of products may vary from year to year, the results for any particular quarter may not be indicative of the results for the full year.

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

    In March 2000, the FASB issued interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25". FIN 44 clarifies the application of APB Opinion No. 25 for
(a) the definition of employee for purposes of applying APB Opinion No. 25,
(b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequences of various modifications to the previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 2, 2000 but certain conclusions cover specific events that occur after either December 15, 1998 or January 12, 2000. The adoption of FIN 44 did not have an effect on the Company's financial statements.

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

    None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

ITEM 5. OTHER INFORMATION

    On May 2, 2001, the Company received a Nasdaq Staff Determination indicating that the Company fails to comply with the market value of public float and minimum bid price requirements for continued listing set forth in Marketplace Rules 4450(a)(2) and 4450(a)(5) and that its securities are subject to de-listing from the Nasdaq National Market. The Company has requested an oral hearing before a Nasdaq Listing Qualifications Panel to review the Staff Determination. There can be no assurances that the panel will grant the Company's request for continued listing.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

    (a) Exhibits.

10.88 Amendment No. 4 to Employment Agreement dated March 31, 2001 by and between the Company and Robert J. Arnot.

10.89 Amendment No. 4 to Employment Agreement dated March 31, 2001 by and between the Company and Eugene C. Wielepski.

    (b) Reports on Form 8-K.

    None.

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

Dated: May 15, 2001

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

                NAME                                      CAPACITY                         DATE
                ----                                      --------                         ----
         /s/ ROBERT J. ARNOT           Chairman of the Board, Chief Executive
    ----------------------------         Officer, President and Director (Principal    May 15, 2001
           Robert J. Arnot               Executive Officer)

       /s/ EUGENE C. WIELEPSKI         Vice President and Chief Financial Officer and
    ----------------------------         Director (Principal Financial and Accounting  May 15, 2001
         Eugene C. Wielepski             Officer)