Form 10-Q
period 2001-06-30
IC ISAACS & CO INC
filed 2001-08-14
CIK 1041179

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10–Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2001

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to_________.

Commission file number: 0–23379

I.C. ISAACS & COMPANY, INC.
(Exact name of Registrant as specified in its Charter)

DELAWARE	52–1377061
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3840 BANK STREET BALTIMORE, MARYLAND	21224–2522
(Address of principal executive offices)	(Zip Code)

(410) 342–8200
(Registrant's telephone number, including area code)

NONE
(Former name, former address and former fiscal year–if changed since last report)

             Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

             As of August 10, 2001, 7,864,657 shares of common stock, par value $.0001 per share, ("Common Stock") of the Registrant were outstanding.

PART I—FINANCIAL INFORMATION
I.C. Isaacs & Company, Inc.
Consolidated Balance Sheets

Item 1. Financial Statements.

	December 31, 2000	June 30, 2001

Assets
Current
Cash, including temporary investments of $203,000 and $0	$847,644	$982,664
Accounts receivable, less allowance for doubtful accounts of $630,000 and $750,000	13,618,127	14,963,945
Inventories (Note 1)	14,307,339	10,322,386
Prepaid expenses and other	446,644	341,111
Refundable income taxes	342,822	156,387

Total current assets	29,562,576	26,766,493
Property, plant and equipment, at cost, less accumulated depreciation and amortization	3,156,967	2,945,248
Trademark and licenses, less accumulated amortization of $636,514 and $801,166 (Note 7)	713,486	548,834
Other assets (Note 2)	2,996,715	3,558,779

	$36,429,744	$33,819,354

Liabilities And Stockholders' Equity
Current
Checks issued against future deposits	$845,344	$715,027
Current maturities of long-term debt and revolving line of credit (Note 3)	7,972,022	7,549,920
Accounts payable	1,135,007	2,227,041
Accrued expenses and other current liabilities (Note 4)	2,733,703	1,907,588
Accrued compensation	99,221	27,384

Total current liabilities	12,785,297	12,426,960

Long-term debt (Note 3)	6,841,087	6,270,524
Redeemable preferred stock (Note 7)	3,300,000	3,300,000
Commitments and Contingencies (Note 7)

Stockholders' Equity (Note 6)
Preferred stock; $.0001 par value; 5,000,000 shares authorized, none outstanding	—	—
Common stock; $.0001 par value; 50,000,000 shares authorized, 9,011,366 shares issued; 7,864,657 shares outstanding	901	901
Additional paid–in capital	39,674,931	39,674,931
Accumulated deficit	(23,862,442)	(25,543,932)
Treasury stock, at cost (1,146,709 shares)	(2,310,030)	(2,310,030)

Total stockholders' equity	13,503,360	11,821,870

	$36,429,744	$33,819,354

See accompanying notes to consolidated financial statements. I.C. Isaacs & Company, Inc.
Consolidated Statements of Income

	Three Months Ended June 30,		Six Months Ended June 30,

	2000	2001	2000	2001

Net Sales	$23,602,928	$18,534,702	$48,278,978	$43,002,403
Cost of Sales	17,582,147	13,383,616	33,987,695	29,777,233

Gross profit	6,020,781	5,151,086	14,291,283	13,225,170

Operating Expenses
Selling	3,433,045	2,765,214	6,787,139	6,128,083
License fees	1,944,737	1,106,206	3,967,198	2,595,881
Distribution and shipping	756,781	727,190	1,597,392	1,503,161
General and administrative	2,239,226	1,784,690	3,943,121	3,333,795
Provision for severance (Note 7)	225,000	520,000	225,000	520,000

Total operating expenses	8,598,789	6,903,300	16,519,850	14,080,920

Operating loss	(2,578,008)	(1,752,214)	(2,228,567)	(855,750)

Other income (expense)
Interest, net of interest income of $3,232, $697, $6,794 and $1,685	(255,410)	(338,376)	(499,541)	(659,586)
Other, net	11,067	(230,169)	(24,860)	(166,154)

Total other income (expense)	(244,343)	(568,545)	(524,401)	(825,740)

Loss before income taxes	(2,822,351)	(2,320,759)	(2,752,968)	(1,681,490)
Income tax benefit	—	—	48,000	—

Net loss	$(2,822,351)	$(2,320,759)	$(2,704,968)	$(1,681,490)

Basic loss per share	$(0.37)	$(0.30)	$(0.37)	$(0.21)
Weighted average shares outstanding	7,622,899	7,864,657	7,410,444	7,864,657
Diluted loss per share	$(0.37)	$(0.30)	$(0.37)	$(0.21)
Weighted average shares outstanding	7,622,899	7,864,657	7,410,444	7,864,657

See accompanying notes to consolidated financial statements.

I.C. Isaacs & Company, Inc.
Consolidated Statements of Cash Flows

	Six Months Ended June 30,

	2000	2001

Operating Activities
Net loss	$(2,704,968)	$(1,681,490)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Provision for doubtful accounts	482,898	348,992
Write off of accounts receivable	(432,898)	(228,992)
Provision for sales returns and discounts	2,050,111	2,340,136
Sales returns and discounts	(2,051,725)	(2,306,136)
Depreciation and amortization	866,029	570,077
Gain on sale of assets	—	(56,340)
Compensation expense on stock options	4,375	3,239
(Increase) decrease in assets
Accounts receivable	(6,121,179)	(1,499,818)
Inventories	2,459,682	3,984,953
Prepaid expenses and other	(139,560)	105,533
Refundable income taxes	13,443	186,435
Other assets	(235,569)	(583,493)
Increase (decrease) in liabilities
Accounts payable	745,458	1,092,034
Accrued expenses and other current liabilities	167,546	(829,354)
Accrued compensation	(42,725)	(71,837)

Cash provided by (used in) operating activities	(4,939,082)	1,373,939

Investing Activities
Capital expenditures	(388,942)	(242,333)
Proceeds from sale of assets	—	126,396

Cash used in investing activities	(388,942)	(115,937)

Financing Activities
Checks issued against future deposits	950,818	(130,317)
Net proceeds (payments) on revolving line of credit	4,322,604	(755,288)
Principal payments on long-term debt	(6,258)	(237,377)

Cash provided by (used in) financing activities	5,267,164	(1,122,982)

Increase (decrease) in cash and cash equivalents	(60,860)	135,020
Cash and Cash Equivalents, at beginning of period	1,193,093	847,644

Cash and Cash Equivalents, at end of period	$1,132,233	$982,664

See accompanying notes to consolidated financial statements.

I.C. Isaacs & Company, Inc.
Summary of Accounting Policies

Basis of Presentation

             The consolidated financial statements include the accounts of I. C. Isaacs & Company, Inc. ("ICI"), I.C. Isaacs Europe, S.L. ("Isaacs Europe"), I.C. Isaacs & Company L.P. (the "Partnership"), Isaacs Design, Inc. ("Design") and I. C. Isaacs Far East Ltd. (collectively, the "Company"). The Company established Isaacs Europe in July 1996 as the exclusive licensee of Beverly Hills Polo Clubsportswear in Europe. Isaacs Europe and I.C. Isaacs Far East Ltd. did not have any significant revenues or expenses in 2000 or thus far in 2001.  All intercompany balances and transactions have been eliminated.

Business Description

             The Company, which operates in one business segment, designs and markets branded jeanswear and sportswear. The Company offers collections of jeanswear and sportswear for men and women under the Marithe and Francois Girbaud brand in the United States, Puerto Rico and Canada and for men and boys under the Beverly Hills Polo Club brand in the United States, Puerto Rico and Europe. Under the Beverly Hills Polo Club licensing agreements in the United States and Puerto Rico, the Company was required to notify the licensor by June 30, 2001 of the Company’s intention to renew the licenses for both men’s and boys’ sportswear.  The Company has not notified the licensor and its intention is to allow both of these licenses to expire on December 31, 2001.  The Company also offered collections of jeanswear and sportswear for young men and boys under the BOSS brand in the United States and Puerto Rico. In the fourth quarter of 2000, the Board of Directors authorized, and the Company subsequently negotiated, a termination of its rights and royalty obligations under the BOSS License Agreement (“BOSS Termination Agreement”) and has until October 2001 to discontinue the manufacture and sale of this apparel. The Company also marketed women's pants and jeans under various other Company-owned brand names and under third-party private labels. In the fourth quarter of 2000, the Company decided that it intended to discontinue production of the women's Company-owned and private label lines. In 1999, the Company began a focused line of sportswear under its new Urban Expedition (UBX) brand in the United States and Europe. Sales of this sportswear were insignificant in 2000 and thus far in 2001.

Interim Financial Information

             In the opinion of management, the interim financial information as of June 30, 2001 and for the six months ended June 30, 2000 and 2001 contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods. Results for interim periods are not necessarily indicative of results to be expected for an entire year.

             The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10–Q and Article 10 of Regulation S–X. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the consolidated financial statements, and the notes thereto, included in the Company's Annual Report on Form 10–K for the year ended December 31, 2000.

Risks and Uncertainties

             The apparel industry is highly competitive. The Company competes with many companies, including larger, well capitalized companies which have sought to increase market share through massive consumer advertising and price reductions. The Company continues to experience increased competition from many established and new competitors at both the department store and specialty store channels of distribution. The Company continues to redesign its jeanswear and sportswear lines in an effort to be competitive and compatible with changing consumer tastes. Also, the Company has developed and implemented a marketing initiative, which includes "shop-in-shops" and outdoor advertising, to promote its Girbaud brand. In the past several years, many of the Company's competitors have switched much of their apparel manufacturing from the United States to foreign locations such as Mexico, the Dominican Republic and throughout Asia. As competitors lower production costs, it gives them greater flexibility to lower prices. Over the last several years, the Company also switched its production to contractors outside the United States to reduce costs. In 2000, the Company closed its last manufacturing facility in the United States and decided it intended to dramatically reduce the use of independent contractors’ facilities in Mexico. In 2001, the Company began importing most of its inventory as finished goods from contractors in Asia. This shift in purchasing requires the Company to estimate sales and issue purchase orders for inventory well in advance of receiving firm orders from its customers. A risk to the Company is that its estimates may differ from actual orders. If this happens, the Company may miss sales because it did not order enough inventory, or it may have to sell excess inventory at reduced prices. The Company faces other risks inherent in the apparel industry. These risks include changes in fashion trends and related consumer acceptance and the continuing consolidation in the retail segment of the apparel industry. The Company's ability, or inability, to manage these risk factors could influence future financial and operating results.

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

Concentration of Credit Risk

             Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of trade accounts receivable. The Company's customer base is not concentrated in any specific geographic region, but is concentrated in the retail industry. For the six months ended June 30, 2000 and 2001, sales to no one customer accounted for more than 10.0% of net sales.  The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

             The Company is also subject to concentrations of credit risk with respect to its cash and cash equivalents, which it minimizes by placing these funds with high–quality institutions.  The Company is exposed to credit losses in the event of nonperformance by the counterparties to the letter of credit agreements, but it does not expect any of these financial institutions to fail to meet their obligations given their high credit ratings.

Asset Impairment

             The Company periodically evaluates the carrying value of long–lived assets when events and circumstances warrant such a review. The carrying value of a long–lived asset is considered impaired when the anticipated undiscounted cash flow from such asset is separately identifiable and is less than the carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long–lived asset. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved.

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

Earnings Per Share

             Earnings per share is based on the weighted average number of shares of Common Stock and dilutive Common Stock equivalents outstanding. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity. Basic and diluted earning per share are the same for the six months ended June 30, 2001 and 2000 because the impact of dilutive securities is anti-dilutive.  There were outstanding employee stock options of 1,076,250 and 990,250 at June 30, 2001 and 2000, respectively.   These stock options were excluded from the computation of earnings per share because their inclusion would be anti-dilutive.

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

             In December 1999, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 101 which summarizes certain of the SEC staff’s views in applying generally accepted accounting principles to revenue recognition in financial statements.  The Company adopted Staff Accounting Bulletin No. 101 effective October 1, 2000.  The adoption of this guidance did not have a material impact on the Company’s results of operations or financial position, however, the guidance may impact the way in which the Company will account for future transactions.

             In July 2001, the FASB issued Statement of Financial Standards No. 142, “Accounting for Goodwill” (“SFAS 142”). SFAS 142 establishes accounting standards for existing goodwill related to purchase business combinations.  Under the Statement, the Company would discontinue the periodic amortization of goodwill effective with adoption of the new Statement.  Also, the Company would have to test any remaining goodwill for possible impairment within six months of adopting the Statement, and periodically thereafter, based on new valuation criteria set forth in the Statement.  Further, the Statement has new criteria for purchase price allocation. The Statement becomes effective January 1, 2002.  The Company believes that adoption of the new Statement will have no impact on the financial statements.

I.C. Isaacs & Company, Inc.
Notes to Consolidated Financial Statements

1. Inventories

Inventories consist of the following:	December 31, 2000	June 30, 2001

Raw Materials	$2,139,305	$1,356,518
Work–in–process	534,867	122,850
Finished Goods	11,633,167	8,843,018

	$14,307,339	$10,322,386

2. Other Assets

Other assets consist of the following:	December 31, 2000	June 30, 2001

Prepaid pension	$2,873,733	$3,275,733
Deferred financing expenses	—	128,572
Cash surrender value – officer’s life insurance	9,550	9,550
Deposits on leases	38,973	38,973
Other	74,459	105,951

	$2,996,715	$3,558,779

3. Long–term Debt

             The Company has an asset-based revolving line of credit (the "Agreement") with Congress Financial Corporation ("Congress").  In March 2001, the Agreement was amended to extend the term through December 31, 2002. The amended Agreement provides that the Company may borrow up to 80.0% of net eligible accounts receivable and a portion of inventory, as defined in the Agreement. Borrowings under the Agreement may not exceed $25.0 million, including outstanding letters of credit, which are limited to $6.0 million from May 1 to September 30 of each year and $4.0 million for the remainder of each year, and bear interest at the lender's prime rate of interest plus 1.0% (effectively 7.75% at June 30, 2001). In connection with amending the Agreement in March 2001, the Company will pay Congress a financing fee of $150,000, one half of which was paid at the time of closing and the other half of which is payable on September 1, 2001. The financing fee will be amortized over 21 months, ending December 31, 2002. Outstanding letters of credit approximated $1.8 million at June 30, 2001. Under the terms of the Agreement, the Company is required to maintain minimum levels of working capital and tangible net worth. The Company was in violation of the working capital covenant at June 30, 2001 and has obtained a waiver through August 31, 2001.

             In March 2001, the Company issued a $7,200,000 note payable to Ambra Inc. ("Ambra") as consideration for the BOSS Termination Agreement. The expense associated with the BOSS Termination Agreement and the note payable were recorded in the fourth quarter of 2000.  (See Note 7).  The note payable , which bears interest at 8.0% per annum with interest and principal payable quarterly through December 31, 2006, is subordinated to the asset-based line of credit and is collateralized by a second security interest in the Company's assets.

4. Accrued Expenses

Accrued expenses consist of the following:	December 31, 2000	June 30, 2001

Royalties	$1,267,150	$340,276
Severance benefits	335,318	621,814
Bonuses	408,551	200,000
Customer credit balances	300,137	261,037
Payable to salesmen	—	167,865
Payroll tax withholdings	152,288	83,505
Compensation expense	17,763	21,000
Deferred fees	—	75,000
Accrued professional fees	100,000	50,000
Property taxes	92,019	54,785
Other	60,477	32,306

	$2,733,703	$1,907,588

5. Income Taxes

             The Company has estimated its annual effective tax rate at 0% based on its estimate of pre–tax income for 2001. Also, the Company has net operating loss carryforwards of approximately $30,900,000, which begin to expire in 2013, for income tax reporting purposes for which no income tax benefit has been recorded due to the uncertainty over the level of future taxable income.

6. Stock Options

             In May 1997, the Company adopted the 1997 Omnibus Stock Plan. Under the 1997 Omnibus Stock Plan, the Company may grant qualified and nonqualified stock options, stock appreciation rights, restricted stock or performance awards, payable in cash or shares of Common Stock, to selected employees. The Company has reserved 1,100,000 shares of Common Stock for issuance under the 1997 Omnibus Stock Plan, as amended. Options vest at the end of the second year after, and expire 10 years from, the date of grant or upon termination of employment.

The following table relates to stock option activity in the first six months of 2001under the plan:

	Number of Shares	Option Price Per Share

Outstanding at December 31, 2000	1,020,250	$1.06 to $2.125
Granted	56,000	$0.90
Outstanding at June 30, 2001	1,076,250	$0.90 to $2.125

             The Company has adopted the disclosure–only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS 123"), but applies the intrinsic value method set forth in Accounting Principles Board Opinion No. 25. For stock options granted to employees, the Company has estimated the fair value of each option granted using the Black–Scholes option–pricing model.

             If the Company had elected to recognize compensation expense based on the fair value at the grant dates, consistent with the method prescribed by SFAS No. 123, net income per share would have been changed to the pro forma amount indicated below:

	Six Months Ended June 30,

	2000	2001

Net loss:
As reported	$(2,704,968)	$(1,681,490)
Pro forma	(3,295,118)	(1,727,128)
Basic and diluted loss per share:
As reported	$(0.37)	$(0.21)
Pro forma	(0.44)	(0.22)

7. Commitments and Contingencies

             In October 2000, the Board of Directors authorized the appropriate officers of the Company to negotiate a termination of the license agreement for the use of the BOSS trademark (the "License Agreement"). In March 2001, the Company, Ambra and Hugo Boss executed the BOSS Termination Agreement. Pursuant to the BOSS Termination Agreement, the Company issued to Ambra a note payable in the amount of $7,200,000. In connection with the BOSS Termination Agreement, the Company recorded the note payable and wrote off the remaining deferred royalty expense of $706,315 and other BOSS related assets of $161,593 as a charge against earnings totaling $8,067,908 in the fourth quarter of 2000. The note bears interest at 8.0% per annum with interest and principal payable quarterly through December 31, 2006. The Company ceased development and production of new BOSS collections by June 30, 2001 and will have through October 31, 2001 to sell and or dispose of existing BOSS inventory. In connection with the BOSS Termination Agreement, the Series A Convertible Preferred Stock held by Ambra, having an estimated value of $3,300,000, may be redeemed for cash by the Company through December 31, 2002; thereafter it may be converted into a promissory note from the Company or Common Stock at the sole discretion of Ambra.  Total license fees on BOSS sportswear sales amounted to $1,620,000 and $0 for the six months ended June 30, 2000 and 2001, respectively. The percentage of BOSS sportswear sales to total sales was 16.6% and 4.4% for the six months ended June 30, 2000 and 2001, respectively.

             In November 1997, and as further amended in March 1998, November 1998 and June 2000, the Company entered into an exclusive license agreement with Latitude Licensing Corp. to manufacture and market men's jeanswear, casual wear, outerwear and active influenced sportswear under the Girbaud brand and certain related trademarks in the United States, Puerto Rico, and the U.S. Virgin Islands. The initial term of the agreement extended through December 31, 1999. The agreement has been extended through December 31, 2002, upon which date the Company will have the option to renew the agreement for an additional five years. Under the agreement, the Company is required to make payments to the licensor in an amount equal to 6.25% of net sales of regular licensed merchandise and 3.0% of certain irregular and closeout licensed merchandise. Payments are subject to guaranteed minimum annual royalties as follows:

2001	$2,500,000
2002	$3,000,000

             Beginning with the first quarter of 1998, the Company became obligated to pay the greater of actual royalties earned or the minimum guaranteed royalties for that year. The Company is required to spend  the greater of an amount equal to 3% of Girbaud men’s net sales or $500,000 in advertising and related expenses promoting the men's Girbaud brand products in each year through the term of the Girbaud men's agreement.

             In March 1998, the Company entered into an exclusive license agreement with Latitude Licensing Corp. to manufacture and market women's jeanswear, casual wear and active influenced sportswear under the Girbaud brand and certain related trademarks in the United States, Puerto Rico and the U.S. Virgin Islands. The initial term of the agreement extended through December 31, 1999. The agreement has been extended through December 31, 2002, upon which date the Company will have the option to renew the agreement for an additional five years. Under the agreement, the Company is required to make payments to the licensor in an amount equal to 6.25% of net sales of regular licensed merchandise and 3.0% of certain irregular and closeout licensed merchandise. Payments are subject to guaranteed minimum annual royalties as follows:

2001	$1,000,000
2002	$1,500,000

             Beginning with the first quarter of 1999, the Company was obligated to pay the greater of actual royalties earned or the minimum guaranteed royalties for that year. The Company is required to spend the greater of an amount equal to 3% of Girbaud women’s net sales or $400,000 in advertising and related expenses promoting the women's Girbaud brand products in each year through the term of the Girbaud women's agreement. In addition, while the agreement is in effect the Company is required to pay $190,000 per year to the licensor for advertising and promotional expenditures related to the Girbaud brand. In December 1998, the Girbaud women's license agreement was amended to provide that the Company would spend an additional $1.8 million on sales and marketing in 1999 in conjunction with a one year deferral of the requirement that the Company open a Girbaud retail store in New York City. In August 1999, the Company issued 500,000 shares of restricted Common Stock to Latitude Licensing Corp. in connection with an amendment of the Girbaud women's license agreement. The market value of the shares issued, as of the date of issuance, was $750,000 and, together with the initial license fee of $600,000, is being amortized over the remaining life of the agreement. Under the amended license agreement, if the Company has not signed a lease agreement for a Girbaud retail store by July 31, 2002 it will become obligated to pay Latitude Licensing Corp. an additional $500,000 in royalties.

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

             Total license fees on Girbaud sportswear sales amounted to $1,945,117 and $2,223,801 for the six months ended June 30, 2000 and 2001, respectively.

             The percentage of Girbaud sportswear sales to total sales was 61.5% and 78.4% for the six months ended June 30, 2000 and 2001, respectively.

             Since 1993, the Company has had an exclusive wholesale licensing arrangement with BHPC Marketing, Inc. for the manufacture and promotion of certain men's sportswear bearing the registered trademark Beverly Hills Polo Club. The BHPC men's agreement has a three year term expiring December 31, 2001 with renewal options for a total of nine years. Under the BHPC men's agreement, the Company is required to make payments to the licensor in an amount equal to 5.0% of net invoiced sales of licensed products and to spend an amount equal to 1.0% of net invoiced sales of such merchandise in advertising for the licensed products. Payments are subject to a guaranteed minimum annual royalty of $586,000 in 2001.  Under the BHPC men’s agreement, the Company was required to notify the licensor by June 30, 2001 of the Company’s  intention to renew the license for men’s sportswear.  The Company has not notified the licensor and its intention is to allow this license to expire on December 31, 2001.

             In May 1998, the Company entered into a license agreement with BHPC Marketing, Inc., to manufacture and market boys knitted and woven shirts, cotton pants, jeanswear, shorts, swimwear and outerwear under the Beverly Hills Polo Club brand in the United States and Puerto Rico. The initial term of the BHPC boy’s agreement is three years, commencing January 1, 1999, with renewal options for a total of nine years. Under the BHPC boy's agreement, the Company was required to make payments to the licensor in an amount equal to 5.0% of net sales in 1999 and is subject to a guaranteed minimum annual royalty of $100,000 in 2001.  Under the BHPC boy’s agreement, the Company was required to notify the licensor by June 30, 2001 of the Company’s  intention to renew the license for boy’s sportswear.  The Company has not notified the licensor and its intention is to allow this license to expire on December 31, 2001.

             Total license fees on Beverly Hills Polo Club sportswear sales amounted to $402,081 and $372,080 for the six months ended June 30, 2000 and 2001, respectively.

             The percentage of Beverly Hills Polo Club sportswear sales to total sales was 15.5% and 13.0% for the six months ended June 30, 2000 and 2001, respectively.

             On August 15, 1996, I.C. Isaacs Europe, S.L., a Spanish limited corporation and wholly-owned subsidiary of the Company, entered into retail and wholesale license agreements (collectively, the "International Agreements") for use of the Beverly Hills Polo Club trademark in Europe. The International Agreements, as amended, provide certain exclusive rights to use the Beverly Hills Polo Club trademark for men's sportswear in all countries in Europe for an initial term of three years ending December 31, 1999, renewable at the Company's option, provided the Company is not in breach thereof at the time the renewal notice is given, through five consecutive extensions ending December 31, 2007. These International Agreements were amended July 31, 2000 to reduce certain royalty payments and increased the amount the Company is required to spend in advertising the BHPC line. For the period beginning January 1, 2000 and ending June 30, 2000, no guaranteed minimum annual royalties or guaranteed net shipment volumes applied; for the period beginning July 1, 2000 and ending December 31, 2000, the royalty rate was 3.0% of wholesale sales of BHPC products including purchases of  BHPC products by Beverly Hills Polo Club retail stores in Europe ("Wholesale Purchases") and no guaranteed annual royalties applied; for the period beginning January 1, 2001 and ending December 31, 2001, the royalty rate shall be 3.0% of Wholesale Purchases, and the guaranteed annual royalty shall be $120,000; for the period beginning January 1, 2002 and ending December 31, 2004, the royalty rate shall be 3.0% of Wholesale Purchases, the guaranteed annual royalty shall be $120,000 and the Company shall be subject to the guaranteed net shipment volumes in effect immediately prior to the amendment dated March 1, 1999. For the period beginning January 1, 2000 and ending December 31, 2001, the Company is required to spend an amount equal to 4.0% of Wholesale Purchases in advertising the BHPC line. During each of 2002, 2003 and 2004, the Company is required to spend an amount equal to 4.0% of Wholesale Purchases in advertising the BHPC line.

             The Company is party to employment agreements with three executive officers, as well as a consulting agreement, which provide for specified levels of compensation and certain other benefits. The agreements also provide for severance payments from the termination date through the expiration date under certain circumstances.

             In June 1999, the Company's President and Chief Operating Officer resigned. As part of this action, the Company paid a total of $700,000 over a two year period ending June 2001. The Company also transferred a life insurance policy with a cash surrender value of $50,000 to the former President and Chief Operating Officer. Also in connection with this resignation, the Company purchased 84,211 shares of Common Stock held by this individual at the market price of $1.19 per share, for a total of $100,000. This individual's options vested immediately upon his resignation and are exercisable up to the tenth anniversary of the grant date.

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

             In the fourth quarter of 2000 the Company decided it intended to dramatically reduce the use of independent contractors' facilities in Mexico. This decision resulted in the termination of certain employees who were paid severance in the first and second quarters of 2001. This severance resulted in a charge against earnings of $0.2 million in the fourth quarter of 2000.

             On June 19, 2001, the Company reached a tentative agreement to settle a putative class action filed on November 10, 1999 against the Company and certain of its current and former officers and directors in the United States District Court for the District of Maryland.  The action purported to have been brought on behalf of all persons (other than the defendants and their affiliates) who purchased the Company’s Common Stock between December 17, 1997 and November 11, 1998.  The plaintiffs alleged that the registration statement and prospectus used in connection with the Company’s initial public offering, completed in December 1997, contained materially false and misleading statements, which artificially inflated the price of the Company’s Common Stock during the class period.  Specifically, the plaintiffs alleged violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933.  The plaintiffs sought recission, damages, costs and expenses, including attorneys’ fees and experts’ fees, and such other relief as may be just and proper.  Under the terms of the settlement, which is subject to court approval, all claims against the Company and all of the other defendants will be dismissed without admission of liability or wrongdoing of any party.  The Company expects that settlement will be funded entirely by the Company’s insurance carrier, and that the settlement payment will not have an adverse effect on the Company’s financial position or results of operations.

             On July 19, 2001, the Company’s securities were delisted from the Nasdaq National Market..  Shares of the Company's Common Stock are now traded on the OTC Bulletin Board under the ticker symbol "ISAC''.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Important Information Regarding Forward–Looking Statements

             This Quarterly Report on Form 10–Q contains forward–looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Those statements include indications regarding the intent, belief or current expectations of the Company and its management, including the Company's plans with respect to the sourcing, manufacturing, marketing and distribution of its products, the Company’s intent with respect to its licenses for the use of the Beverly Hills Polo Club marks, the strength of the Company's backlog, the belief that current levels of cash and cash equivalents together with cash from operations and existing credit facilities will be sufficient to meet its working capital requirements for the next twelve months, its expectations with respect to risks of its investments and the performance of the counterparties to its letter of credit agreements, its plans not to invest in derivative instruments, its expectations regarding future capital expenditures, its expectations regarding settlement of the class action lawsuit and payment of the settlement by its insurance carrier and the effect of changes in financial accounting rules on its financial statements. Such statements are subject to a variety of risks and uncertainties, many of which are beyond the Company's control, which could cause actual results to differ materially from those contemplated in such forward–looking statements, including in particular the risks and uncertainties described under "Risk Factors" in the Company's Prospectus which include, among other things, (i) changes in the marketplace for the Company's products, including customer tastes, (ii) the introduction of new products or pricing changes by the Company's competitors, (iii) changes in the economy, (iv) the risk that the backlog of orders may not be indicative of eventual actual shipments, (v) termination of one or more of its agreements for use of the Girbaud and Beverly Hills Polo Club brand names and images in the manufacture and sale of the Company's products and (vi) the risk that the Company’s sales estimates will differ from actual orders and the Company will order too much or too little inventory. Existing and prospective investors are cautioned not to place undue reliance on these forward–looking statements, which speak only as of the date hereof. The Company undertakes no obligation to update or revise the information contained in this Quarterly Report on Form 10–Q, whether as a result of new information, future events or circumstances or otherwise.

             "I.C. Isaacs" is a trademark of the Company. The Company has filed a federal trademark application for the mark "Urban Expedition (UBX)" and has filed for usage of the mark in other countries. All other trademarks or service marks, including "Girbaud" & "Marithe and Francois Girbaud" (collectively, "Girbaud"), "BOSS" and "Beverly Hills Polo Club" appearing in this Form 10–Q are the property of their respective owners and are not the property of the Company.

Results of Operations

             The following table sets forth, for the periods indicated, the percentage relationship to net sales of certain items in the Company's consolidated financial statements for the periods indicated.

	Six Months Ended June 30,

	2000	2001

Net sales	100.0%	100.0%
Cost of sales	70.4	69.2

Gross profit	29.6	30.8
Selling expenses	14.1	14.3
License fees	8.2	6.0
Distribution and shipping expenses	3.3	3.6
General and administrative expenses	8.6	8.9

Operating loss	(4.6%)	(2.0%)

Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000

Net Sales.

             Net sales decreased 21.6% to $18.5 million in the three months ended June 30, 2001 from $23.6 million in the three months ended June 30, 2000. The decline was primarily due to decreases in shipments of BOSS, Beverly Hills Polo Club and the Company’s women’s private label brands, offset slightly by higher volume shipments of Girbaud.  Net sales of Girbaud sportswear increased $0.6 million to $15.3 million.  Net sales of the Girbaud men's product line decreased $0.7 million to $12.4 million while the Girbaud women's product line increased $1.3 million to $2.9 million.  Net sales of BOSS sportswear decreased $3.1 million or 77.5% to $0.9 million due to the termination of the Company’s rights under the BOSS License Agreement.  Net sales of Beverly Hills Polo Club sportswear decreased $2.1 million or 53.8% to $1.8 million.  Net sales of Beverly Hills Polo Club men’s sportswear decreased $2.0 million to $1.6 million while net sales of Beverly Hills Polo Club boy’s sportswear decreased $0.1 million to $0.2 million. The Company's women's private label sales decreased $0.2 million to $0.4 million in the three months ended June 30, 2001. The Company began shipping its UBX line in the first quarter of 2000 and sales have been insignificant for the three months ended June 30, 2001 and 2000.  International sales were insignificant for the three months ended June 30, 2001 and 2000.

Gross Profit.

             Gross profit decreased 13.3% to $5.2 million in the three months ended June 30, 2001 from $6.0 million in the three months ended June 30, 2000 due to the decrease in overall net sales related to BOSS, BHPC and the Company’s private label brands. Gross profit as a percentage of net sales increased from 25.5% to 28.1% over the same period. The increase in gross profit as a percentage of net sales was primarily due to increased sales of Girbaud sportswear at higher profit margins than those realized on sales of the Company’s other lines.

Selling, Distribution, General and Administrative Expenses.

             S,G&A decreased 13.4% to $5.8 million in the three months ended June 30, 2001 from $6.7 million in the three months ended June 30, 2000. As a percentage of net sales, S,G&A expenses increased to 31.4% from 28.4% over the same period due to the decrease in overall net sales related to BOSS, BHPC and the Company’s private label brands.  Selling expenses decreased 17.6% to $2.8 million in the three months ended June 30, 2001 from $3.4 million in the three months ended June 30, 2000 primarily as a result of a decrease in commissions earned on lower overallsales.  Advertising expenditures increased $0.1 million to $0.7 million in the same period as the Company focused more on targeted print and media advertising campaigns for the Girbaudmen's and women's collections. The Company is required to spend the greater of $0.9 million or an amount equal to 3% of total Girbaud sales for advertising and related promotional expenses for the women's and men's Girbaudbrand in 2001. Distribution and shipping expenses remained essentially unchanged for the three months ended June 30, 2001 and 2000. General and administrative expenses decreased 18.2% to $1.8 million in the three months ended June 30, 2001 from $2.2 million in the three months ended June 30, 2000.  The decrease is attributable primarily to lower amortization expense resulting from the write-off of goodwill and deferred royalty expense in the fourth quarter of 2000 as well as a decrease in bad debt expense.

License Fees.

             License fees decreased $0.8 million to $1.1 million in the three months ended June 30, 2001 from $1.9 million in the three months ended June 30, 2000.  As a percentage of net sales, license fees decreased from 8.1% to 5.9%.  The decrease in license fees is directly related to the termination of the Company’s royalty obligations under the BOSS License Agreement, the associated expense of which was recorded in the fourth quarter of  2000.

Operating Loss.

             Operating loss decreased $0.8 million to $1.8 million in the three months ended June 30, 2001 from $2.6 million in the three months ended June 30, 2000.  The improvement was due to the reduction of selling and administrative expenses and the elimination of the licensing fees associated with the termination of the Company’s royalty obligations under the BOSS License Agreement in the fourth quarter of 2000 partially offset by lower gross profit and an increase in severance provisions.

Interest Expense.

             Interest expense increased $0.1 million to $0.3 million in the three months ended June 30, 2001 compared to the three months ended June 30, 2000.   The increase in interest expense is related to interest accrued and paid on the note payable to Ambra offset by lower borrowings under the revolving line of credit.

Income Taxes.

             The Company has estimated its annual effective tax rate at 0% based on its estimate of pre–tax income for 2001.  Also, the Company has net operating loss carryforwards of approximately $30.9 million, which begin to expire in 2013 for income tax reporting purposes, for which no income tax benefit has been recorded due to the uncertainty over the level of future taxable income.

Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000

Net Sales.

             Net sales decreased 11.0% to $43.0 million in the six months ended June 30, 2001 from $48.3 million in the six months ended June 30, 2000. The decline was primarily due to decreases in shipments of BOSS, Beverly Hills Polo Club and the Company’s women’s private label brands, offset slightly by higher volume shipments of Girbaud. Net sales of Girbaud sportswear increased $4.0 million or 13.5% to $33.7 million.  Net sales of the Girbaud men's product line increased $2.7 million to $28.1 million while the Girbaud women's product line increased $1.3 million to $5.6 million.  Net sales of BOSS sportswear decreased $6.1 million or 76.3% to $1.9 million due to the termination of the Company’s rights under the BOSS License Agreement.  Net sales of Beverly Hills Polo Club sportswear decreased $1.9 million or 25.3% to $5.6 million.  Net sales of Beverly Hills Polo Club men’s sportswear decreased $1.4 million to $5.2 million while net sales of Beverly Hills Polo Club boy’s sportswear decreased $0.5 million to $0.4 million. The Company's women's private label sales decreased $0.6 million to $1.5 million in the six months ended June 30, 2001. The Company began shipping its UBX line in the first quarter of 2000 and sales have been insignificant for the six months ended June 30, 2001 and 2000.  International sales were insignificant for the six months ended June 30, 2001 and 2000.

Gross Profit.

             Gross profit decreased 7.7% to $13.2 million in the six months ended June 30, 2001 from $14.3 million in the six months ended June 30, 2000 due to the decrease in overall net sales related to BOSS, BHPC and the Company’s private label brands. Gross profit as a percentage of net sales increased from 29.6% to 30.7% over the same period. The increase in gross profit as a percentage of net sales was primarily due to increased sales of Girbaud sportswear at higher profit margins than those realized on sales of the Company’s other lines.

Selling, Distribution, General and Administrative Expenses.

             S,G&A decreased 8.7% to $11.5 million in the six months ended June 30, 2001 from $12.6 million in the six months ended June 30, 2000.  As a percentage of net sales, S,G&A expenses increased to 26.7% from 26.1% over the same period due to the decrease in overall sales related to BOSS, BHPC and the Company’s private label brands. Selling expenses decreased 10.3% to $6.1 million in the six months ended June 30, 2001 from $6.8 million in the six months ended June 30, 2000 primarily as a result of a decrease in commissions earned on lower overall sales. Advertising expenditures remained consistent at $1.2 million in the same period as the Company continues to focus more on targeted print and media advertising campaigns for the Girbaudmen's and women's collections. The Company is required to spend the greater of $0.9 million or an amount equal to 3% of total Girbaud sales for advertising and related promotional expenses for the women's and men's Girbaudbrand in 2001.  Distribution and shipping expenses remained essentially unchanged for the six months ended June 30, 2001 and 2000. General and administrative expenses decreased 15.4% to $3.3 million in the six months ended June 30, 2001 from $3.9 million in the six months ended June 30, 2000.  The decrease is attributable primarily to lower amortization expense resulting from the write-off of goodwill and deferred royalty expense in the fourth quarter of 2000 as well as a decrease in bad debt expense.

License Fees.

             License fees decreased $1.4 million to $2.6 million in the six months ended June 30, 2001 from $4.0 million in the six months ended June 30, 2000.  As a percentage of net sales, license fees decreased from 8.2% to 6.0%.  The decrease in license fees is directly related to the termination of the Company’s royalty obligations under the BOSS License Agreement, the associated expense of which was recorded in the fourth quarter of  2000.

Operating Loss.

             Operating loss decreased $1.3 million to $0.9 million in the six months ended June 30, 2001 from $2.2 million in the six months ended June 30, 2000. The improvement was due to the reduction of selling and administrative expenses and the elimination of the licensing fees associated with the termination of the Company’s royalty obligations under the BOSS License Agreement in the fourth quarter of 2000 partially offset by lower gross profit and an increase in severance provisions.

Interest Expense.

             Interest expense increased $0.2 million to $0.7 million in the six months ended June 30, 2001 from $0.5 million in the six months ended June 30, 2000. The increase in interest expense is related to interest on the note payable to Ambra.

Income Taxes.

             The Company has estimated its annual effective tax rate at 0% based on its estimate of pre–tax income for 2001.  Also, the Company has net operating loss carryforwards of approximately $30.9 million, which begin to expire in 2013 for income tax reporting purposes, for which no income tax benefit has been recorded due to the uncertainty over the level of future taxable income.

Liquidity and Capital Resources

             The Company has relied primarily on internally generated funds, trade credit and asset–based borrowings to finance its operations. The Company's capital requirements primarily result from working capital needed to support increases in inventory and accounts receivable. The Company's working capital decreased significantly during the first six months of 2001 compared to the first six months of 2000, primarily due to a cumulative net loss of $14.0 million over the four quarters ended June 30, 2001. As of June 30, 2001, the Company had cash and cash equivalents, including temporary investments, of  $1.0 million and working capital of $14.5 million compared to $1.1 million and $20.1 million, respectively, as of June 30, 2000.

Operating Cash Flow

             Cash provided by operations totaled $1.4 million for the first six months of 2001, compared with cash used in operations of $4.9 million for the same period of 2000. This is primarily due to a decrease of $1.0 million in the net loss of the comparable periods, and decreases in inventories and an increase in accounts payable, partially offset by increases in accounts receivable and other assets and a decrease in accrued expenses. Cash used for investing activities for the first six months of 2001 was $0.1 million.  Cash used in financing activities totaled $1.1 million for the first six months of 2001, resulting primarily from repayments on the Company's revolving line of credit.

             Accounts receivable increased $1.5 million from December 31, 2000 to June 30, 2001 compared to an increase of $6.1 million from December 31, 1999 to June 30, 2000.  Inventory decreased $4.0 million from December 31, 2000 to June 30, 2001 compared to a decrease of $2.5 million from December 31, 1999 to June 30, 2000.

             Capital expenditures were $0.2 million for the first six months of 2001 compared to $0.4 million for the first six months of 2000.

Credit Facilities

             The Company has an asset-based revolving line of credit (the "Agreement") with Congress Financial Corporation ("Congress"). As of June 30, 2001 the Company had $6.9 million in outstanding borrowings under the Agreement compared to $8.0 million as of June 30, 2000. In March 2001, the Agreement was amended to extend the term through December 31, 2002. The amended Agreement provides that the Company may borrow up to (i) 80.0% of net eligible accounts receivable and a portion of inventory, as defined in the agreement less (ii) a $1.0 million special availability reserve. Borrowings under the Agreement may not exceed $25.0 million (including outstanding letters of credit which are limited to $6.0 million from May 1 to September 30 of each year and $4.0 million for the remainder of each year) and bear interest at the lenders prime rate of interest plus 1.0%. Outstanding letters of credit approximated $1.8 million at June 30, 2001. In connection with the March 2001 amendment, the Company will pay Congress a financing fee of $150,000, one half of which was paid at the time of closing and the other half of which is payable on September 1, 2001. Under the terms of the Agreement, as amended, the Company is required to maintain minimum levels of working capital and tangible net worth. The Company was in violation of its working capital covenant at June 30, 2001 and has obtained a waiver through August 31, 2001. There can be no assurances that the Company will not be in violation of these covenants during 2001 or thereafter.

             The Company extends credit to its customers. Accordingly, the Company may have significant risk in collecting accounts receivable from its customers. The Company has credit policies and procedures which it uses to minimize exposure to credit losses. The Company's collection personnel regularly contact customers with receivable balances outstanding beyond 30 days to expedite collection. If these collection efforts are unsuccessful, the Company may discontinue merchandise shipments until the outstanding balance is paid. Ultimately, the Company may engage an outside collection organization to collect past due accounts. Timely contact with customers has been effective in reducing credit losses. In the first half of 2001 and 2000, the Company's credit losses were $0.2 million and $0.4 million, respectively and the Company's actual credit losses as a percentage of net sales were 0.5% and 0.8%, respectively. The Company believes that current levels of cash and cash equivalents ($1.0 million at June 30, 2001) together with cash from operations and funds available under its Agreement, will be sufficient to meet its capital requirements for the next 12 months.

Backlog and Seasonality

             The Company's business is impacted by the general seasonal trends that are characteristic of the apparel and retail industries. In the Company's segment of the apparel industry, sales are generally higher in the first and third quarters. Historically, the Company has taken greater markdowns in the second and fourth quarters. The Company generally receives orders for its products three to five months prior to the time the products are delivered to stores. As of June 30, 2001 the Company has unfilled orders of approximately $34 million, compared to $44 million of such orders as of June 30, 2000. The decrease is attributable to the BOSS and Beverly Hills Polo Club lines.  The backlog of orders at any given time is affected by a number of factors, including seasonality, weather conditions, scheduling of manufacturing and shipment of products. As the time of the shipment of products may vary from year to year, the results for any particular quarter may not be indicative of the results for the full year.

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

             In December 1999, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 101 which summarizes certain of the SEC staff’s views in applying generally accepted accounting principles to revenue recognition in financial statements.  The Company adopted Staff Accounting Bulletin No. 101 effective October 1, 2000.  The adoption of this guidance did not have a material impact on the Company’s results of operations or financial position, however, the guidance may impact the way in which the Company will account for future transactions.

             In July 2001, the FASB issued Statement of Financial Standards No. 142, “Accounting for Goodwill” (“SFAS 142”). SFAS 142 establishes accounting standards for existing goodwill related to purchase business combinations.  Under the Statement, the Company would discontinue the periodic amortization of goodwill effective with adoption of the new Statement.  Also, the Company would have to test any remaining goodwill for possible impairment within six months of adopting the Statement, and periodically thereafter, based on new valuation criteria set forth in the Statement.  Further, the Statement has new criteria for purchase price allocation. The Statement becomes effective January 1, 2002. The Company believes that adoption of the new Statement will have no impact on the financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

             The Company's principal market risk results from changes in floating interest rates on short–term debt. The Company does not use interest rate swap agreements to mitigate the risk of adverse changes in the prime interest rate. However, the impact of a 100 basis point change in interest rates affecting the Company's short–term debt would not be material to the net loss, cash flow or working capital. The Company does not hold long–term interest sensitive assets and therefore is not exposed to interest rate fluctuations for its assets. The Company does not hold or purchase any derivative financial instruments for trading purposes.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

             On June 19, 2001, the Company reached a tentative agreement to settle a putative class action filed on November 10, 1999 against the Company and certain of its current and former officers and directors in the United States District Court for the District of Maryland.  The action purported to have been brought on behalf of all persons (other than the defendants and their affiliates) who purchased the Company’s Common Stock between December 17, 1997 and November 11, 1998.  The plaintiffs alleged that the registration statement and prospectus used in connection with the Company’s initial public offering, completed in December 1997, contained materially false and misleading statements, which artificially inflated the price of the Company’s Common Stock during the class period.  Specifically, the plaintiffs alleged violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933.  The plaintiffs sought recission, damages, costs and expenses, including attorneys’ fees and experts’ fees, and such other relief as may be just and proper.  Under the terms of the settlement, which is subject to court approval, all claims against the Company and all of the other defendants will be dismissed without admission of liability or wrongdoing of any party.  The Company expects that settlement will be funded entirely by the Company’s insurance carrier, and that the settlement payment will not have an adverse effect on the Company’s financial position or results of operations.

Item 2. Changes in Securities and Use of Proceeds

             None.

Item 3. Defaults Upon Senior Securities

             None.

Item 4 Submission of Matters to a Vote of Security Holders

             None.

Item 5. Other Information

             On July 19, 2001, the Company’s securities were delisted from the Nasdaq National Market.  Shares of the Company's Common Stock are now traded on the OTC Bulletin Board under the ticker symbol "ISAC''.

Item 6. Exhibits and Reports on Form 8–K.

(a)	Exhibits.

None.

(b)	Reports on Form 8–K.

None.

SIGNATURES

             Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

I.C. ISAACS & COMPANY, INC.

By:	/s/ ROBERT J. ARNOT

Robert J. Arnot Chairman of the Board, President and Chief Executive Officer

Dated: August 14, 2001

             Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ ROBERT J. ARNOT	Chairman of the Board, Chief Executive Officer, President and Director (Principal Executive Officer)	August 14, 2001

Robert J. Arnot

/s/ EUGENE C.WIELEPSKI	Vice President and Chief Financial Officer and Director (Principal Financial and Accounting Officer)	August 14, 2001

Eugene C. Wielepski