Form 10-Q
period 2001-09-30
IC ISAACS & CO INC
filed 2001-11-14
CIK 1041179

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10–Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2001

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from       ____       to      ____

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

As of November 13, 2001, 7,834,657 shares of common stock, par value $.0001 per share, ("Common Stock") of the Registrant were outstanding.

PART I—FINANCIAL INFORMATION

I.C. Isaacs & Company, Inc.

Consolidated Balance Sheets

Item 1. Financial Statements.

	December 31, 2000	September 30, 2001

Assets
Current
Cash, including temporary investments of $203,000 and $227,000	$847,644	$672,961
Accounts receivable, less allowance for doubtful accounts of $630,000 and $750,000	13,618,127	18,784,630
Inventories (Note 1)	14,307,339	10,722,035
Prepaid expenses and other	446,644	283,926
Refundable income taxes	342,822	33,170
Total current assets	29,562,576	30,496,722
Property, plant and equipment, at cost, less accumulated depreciation and amortization	3,156,967	2,881,359
Trademark and licenses, less accumulated amortization of $636,514 and $883,492 (Note 7)	713,486	466,508
Other assets (Note 2)	2,996,715	3,613,541
	$36,429,744	$37,458,130
Liabilities And Stockholders' Equity
Current
Checks issued against future deposits	$845,344	$558,883
Revolving line of credit (Note 3)	7,613,109	8,421,031
Current maturities of long-term debt (Note 3)	358,913	923,748
Accounts payable	1,135,007	2,396,950
Accrued expenses and other current liabilities (Note 4)	2,832,924	2,339,541
Total current liabilities	12,785,297	14,640,153
Long-term debt (Note 3)	6,841,087	5,978,722
Redeemable preferred stock (Note 7)	3,300,000	3,300,000
Commitments and Contingencies (Note 7)

Stockholders' Equity (Note 6)
Preferred stock; $.0001 par value; 5,000,000 shares authorized, none outstanding	—	—
Common stock; $.0001 par value; 50,000,000 shares authorized, 9,011,366 shares issued; 7,864,657 and 7,854,657 shares outstanding	901	901
Additional paid–in capital	39,674,931	39,674,931
Accumulated deficit	(23,862,442)	(23,821,481)
Treasury stock, at cost (1,146,709 and 1,156,709 shares)	(2,310,030)	(2,315,096)
Total stockholders' equity	13,503,360	13,539,255
	$36,429,744	$37,458,130

See accompanying notes to consolidated financial statements.

I.C. Isaacs & Company, Inc.

Consolidated Statements of Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2000	2001	2000	2001
Net Sales	$31,873,854	$25,244,362	$80,152,832	$68,246,765
Cost of Sales	21,082,898	15,513,032	55,070,593	45,290,265
Gross profit	10,790,956	9,731,330	25,082,239	22,956,500

Operating Expenses
Selling	3,731,935	3,458,568	10,519,074	9,586,651
License fees	2,562,157	1,532,387	6,529,355	4,128,268
Distribution and shipping	898,286	779,384	2,495,678	2,282,545
General and administrative	1,784,972	1,650,821	5,728,093	4,984,616
Provision for severance (Note 7)	—	101,000	225,000	621,000
Total operating expenses	8,977,350	7,522,160	25,497,200	21,603,080
Operating income (loss)	1,813,606	2,209,170	(414,961)	1,353,420

Other income (expense)
Interest, net of interest income of $5,506, $168, $12,300 and $1,853	(431,782)	(388,728)	(931,323)	(1,048,314)
Other, net	31,618	(97,991)	6,758	(264,145)
Total other income (expense)	(400,164)	(486,719)	(924,565)	(1,312,459)
Income (loss) before income taxes	1,413,442	1,722,451	(1,339,526)	40,961
Income tax benefit	—	—	48,000	—
Net income (loss)	$1,413,442	$1,722,451	$(1,291,526)	$40,961
Basic income (loss) per share	$0.18	$0.22	$(0.17)	$0.01
Weighted average shares outstanding	7,864,657	7,863,570	7,562,954	7,864,291
Diluted income (loss) per share	$0.18	$0.22	$(0.17)	$0.01
Weighted average shares outstanding	7,977,897	7,863,570	7,562,954	7,864,291

See accompanying notes to consolidated financial statements.

I.C. Isaacs & Company, Inc.

Consolidated Statements of Cash Flows

	Nine Months Ended
	September 30,
	2000	2001
Operating Activities
Net income (loss)	$(1,291,526)	$40,961
Adjustments to reconcile net income (loss) to net cash used in operating activities
Provision for doubtful accounts	726,469	485,426
Write off of accounts receivable	(576,469)	(365,426)
Provision for sales returns and discounts	4,580,256	3,570,838
Sales returns and discounts	(4,309,980)	(3,650,838)
Depreciation and amortization	1,323,635	866,302
Gain on sale of assets	(57,659)	(56,340)
Compensation expense on stock options	7,875	3,239
(Increase) decrease in assets
Accounts receivable	(14,629,242)	(5,206,503)
Inventories	1,002,510	3,585,304
Prepaid expenses and other	3,433	162,718
Refundable income taxes	13,443	309,652
Other assets	(446,081)	(636,259)
Increase (decrease) in liabilities
Accounts payable	1,328,761	1,261,943
Accrued expenses and other current liabilities	941,532	(520,046)
Cash used in operating activities	(11,383,043)	(149,029)
Investing Activities
Capital expenditures	(826,451)	(370,915)
Proceeds from sale of assets	238,301	126,396
Cash used in investing activities	(588,150)	(244,519)
Financing Activities
Checks issued against future deposits	232,748	(286,461)
Net proceeds on revolving line of credit	11,627,093	807,922
Principal payments on long-term debt	(6,258)	(297,530)
Purchase of treasury stock	—	(5,066)
Cash provided by financing activities	11,853,583	218,865

Decrease in cash and cash equivalents	(117,610)	(174,683)
Cash and Cash Equivalents, at beginning of period	1,193,093	847,644
Cash and Cash Equivalents, at end of period	$1,075,483	$672,961

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

Business Description

The Company, which operates in one business segment, designs and markets branded jeanswear and sportswear. The Company offers collections of jeanswear and sportswear for men and women under the Marithe and Francois Girbaud brand in the United States, Puerto Rico and Canada and sportswear for men and boys under the Beverly Hills Polo Club brand in the United States, Puerto Rico and Europe. Under the Beverly Hills Polo Club licensing agreements in the United States and Puerto Rico, the Company was required to notify the licensor by June 30, 2001 of the Company’s intention to renew the licenses for both men’s and boys’ sportswear.  The Company has not notified the licensor and its intention is to allow both of these licenses to expire on December 31, 2001.  The Company also offered collections of jeanswear and sportswear for young men and boys under the BOSS brand in the United States and Puerto Rico. In the fourth quarter of 2000, the Board of Directors authorized, and the Company subsequently negotiated, a termination of its rights and royalty obligations of the BOSS trademark  (“BOSS Termination Agreement”).  The Company has complied with the October 31, 2001 deadline to discontinue the manufacture and sale of this apparel. The Company also marketed women's pants and jeans under various other Company-owned brand names and under third-party private labels. In connection with a decision made by the Company in the fourth quarter of 2000, the Company discontinued production of the women's Company-owned and private label lines.

Interim Financial Information

In the opinion of management, the interim financial information as of September 30, 2001 and for the nine months ended September 30, 2000 and 2001 contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods. Results for interim periods are not necessarily indicative of results to be expected for an entire year.

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

Concentration of Credit Risk

Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of trade accounts receivable. The Company's customer base is not concentrated in any specific geographic region, but is concentrated in the retail industry. For the nine months ended September 30, 2000 and 2001, sales to no one customer accounted for more than 10.0% of net sales.  The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

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

Earnings Per Share

Earnings per share is based on the weighted average number of shares of Common Stock and dilutive Common Stock equivalents outstanding. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity. Basic and diluted earnings per share are the same for the three months and nine months ended September 30, 2001 and 2000 because the impact of dilutive securities is anti-dilutive.  There were outstanding employee stock options of 1,076,250 and 990,250 at September 30, 2001 and 2000, respectively.   These stock options were excluded from the computation of earnings per share because their inclusion would be anti-dilutive.

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

I.C. Isaacs & Company, Inc.

Notes to Consolidated Financial Statements

1. Inventories

Inventories consist of the following:	December 31, 2000	September 30, 2001

Raw Materials	$2,139,305	$803,846
Work–in–process	534,867	521,927
Finished Goods	11,633,167	9,396,262
	$14,307,339	$10,722,035

2. Other Assets

Other assets consist of the following:	December 31, 2000	September 30, 2001

Prepaid pension	$2,873,733	$3,337,056
Deferred financing expenses	---	107,143
Cash surrender value – officer’s life insurance	9,550	9,550
Deposits on leases	38,973	38,973
Other	74,459	120,819
	$2,996,715	$3,613,541

3. Long–term Debt

The Company has an asset-based revolving line of credit (the "Agreement") with Congress Financial Corporation ("Congress").  In March 2001, the Agreement was amended to extend the term through December 31, 2002. The amended Agreement provides that the Company may borrow up to 80.0% of net eligible accounts receivable and a portion of inventory, as defined in the Agreement. Borrowings under the Agreement may not exceed $25.0 million, including outstanding letters of credit, which are limited to $6.0 million from May 1 to September 30 of each year and $4.0 million for the remainder of each year, and bear interest at the lender's prime rate of interest plus 1.0% (effectively 7.0% at September 30, 2001). In connection with amending the Agreement in March 2001, the Company agreed to pay Congress a financing fee of $150,000, one half of which was paid at the time of closing and the other half was paid in September 2001. The financing fee is being amortized over 21 months, ending December 31, 2002. Under the terms of the Agreement, the Company is required to maintain minimum levels of working capital and tangible net worth.  In August 2001, the Agreement was further amended to allow the Company’s performance to be in compliance with its working capital and net worth covenants.   The Company paid Congress a fee of $75,000 in connection with this amendment, the expense of which was recognized in the third quarter of 2001.  Outstanding letters of credit approximated $1.5 million at September 30, 2001.

In March 2001, the Company issued a $7,200,000 note payable to Ambra Inc. ("Ambra") as consideration for the BOSS Termination Agreement. The expense associated with the BOSS Termination Agreement and the note payable were recorded in the fourth quarter of 2000.  (See Note 7).  The note payable, which bears interest at 8.0% per annum with interest and principal payable quarterly through December 31, 2006, is subordinated to the asset-based line of credit and is collateralized by a second security interest in the Company's assets.

4. Accrued Expenses

Accrued expenses consist of the following:	December 31, 2000	September 30, 2001

Royalties	$1,267,150	$507,146
Severance benefits	335,318	744,314
Bonuses	408,551	300,000
Customer credit balances	300,137	176,311
Payable to salesmen	—	198,979
Payroll tax withholdings	152,288	92,973
Compensation expense	116,984	122,567
Accrued professional fees	100,000	50,000
Property taxes	92,019	70,685
Other	60,477	76,566
	$2,832,924	$2,339,541

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

The following table relates to stock option activity in the first nine months of 2001under the plan:

	Number of Shares	Option Price Per Share

Outstanding at December 31, 2000	1,020,250	$1.06 to $2.125
Granted	56,000	$0.90
Outstanding at September 30, 2001	1,076,250	$0.90 to $2.125

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

If the Company had elected to recognize compensation expense based on the fair value at the grant dates, consistent with the method prescribed by SFAS No. 123, net income per share would have been changed to the pro forma amount indicated below:

Nine Months Ended September 30,

	2000	2001
Net Income (loss):
As reported	$(1,291,526)	$40,961
Pro forma	(2,082,645)	21,015
Basic and diluted income (loss) per share:
As reported	$(0.17)	$0.01
Pro forma	(0.28)	0.01

7. Commitments and Contingencies

In October 2000, the Board of Directors authorized the appropriate officers of the Company to negotiate a termination of the license agreement for the use of the BOSS trademark (the "License Agreement"). In March 2001, the Company, Ambra and Hugo Boss executed the BOSS Termination Agreement. Pursuant to the BOSS Termination Agreement, the Company issued to Ambra a note payable in the amount of $7,200,000. In connection with the BOSS Termination Agreement, the Company recorded the note payable and wrote off the remaining deferred royalty expense of $706,315 and other BOSS related assets of $161,593 as a charge against earnings totaling $8,067,908 in the fourth quarter of 2000. The note bears interest at 8.0% per annum with interest and principal payable quarterly through December 31, 2006. The Company has complied with the October 31, 2001 deadline to discontinue the manufacture and sale of BOSS apparel.  In connection with the BOSS Termination Agreement, the Series A Convertible Preferred Stock held by Ambra, having an estimated value of $3,300,000, may be redeemed for cash by the Company through December 31, 2002; thereafter, it may be converted into a promissory note from the Company or Common Stock at the sole discretion of Ambra.  Total license fees on BOSS sportswear sales amounted to $2,400,000 and $0 for the nine months ended September 30, 2000 and 2001, respectively. The percentage of BOSS sportswear sales to total sales was 12.6% and 2.8% for the nine months ended September 30, 2000 and 2001, respectively.

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

Total license fees on Girbaud sportswear sales amounted to $ 3,481,028 and $3,568,801 for the nine months ended September 30, 2000 and 2001, respectively.

The percentage of Girbaud sportswear sales to total sales was 67.2% and 81.8% for the nine months ended September 30, 2000 and 2001, respectively.

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

Total license fees on Beverly Hills Polo Club sportswear sales amounted to $619,499 and $544,947 for the nine months ended September 30, 2000 and 2001, respectively.

The percentage of Beverly Hills Polo Club sportswear sales to total sales was 14.3% and 11.1% for the nine months ended September 30, 2000 and 2001, respectively.

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

The Company is party to employment agreements with three executive officers as well as a consulting agreement which provide for specified levels of compensation and certain other benefits. The agreements also provide for severance payments from the termination date through the expiration date under certain circumstances.

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

In the fourth quarter of 2000, the Company decided it intended to dramatically reduce the use of independent contractors' facilities in Mexico. This decision resulted in the termination of certain employees who were paid severance in the first and second quarters of 2001. This severance resulted in a charge against earnings of $0.2 million in the fourth quarter of 2000.  As of the end of the third quarter of 2001, no production is taking place in Mexico.

On June 19, 2001, the Company reached a tentative agreement to settle a consolidated putative class action originally filed on November 10, 1999 against the Company and certain of its current and former officers and directors in the United States District Court for the District of Maryland.  The action purported to have been brought on behalf of all persons (other than the defendants and their affiliates) who purchased the Company’s Common Stock between December 17, 1997 and November 11, 1998.  The plaintiffs alleged that the registration statement and prospectus used in connection with the Company’s initial public offering, completed in December 1997, contained materially false and misleading statements, which artificially inflated the price of the Company’s Common Stock during the class period.  Specifically, the plaintiffs alleged violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended, and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder.  The plaintiffs sought recission, damages, costs and expenses, including attorneys’ fees and experts’ fees, and such other relief as may be just and proper.  Under the terms of the settlement, which is subject to court approval at a hearing scheduled to occur on November 20, 2001, all claims against the Company and all of the other defendants will be dismissed without admission of liability or wrongdoing by any party.  If accepted, the Company expects that the settlement will be funded entirely by the Company’s insurance carrier, and that the settlement payment will not have an adverse effect on the Company’s financial position or results of operations.

On July 19, 2001, the Company’s securities were delisted from the Nasdaq National Market.  Shares of the Company's Common Stock are now traded on the OTC Bulletin Board under the ticker symbol “ISAC”.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Important Information Regarding Forward–Looking Statements

This Quarterly Report on Form 10–Q contains forward–looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Those statements include indications regarding the intent, belief or current expectations of the Company and its management, including the Company's plans with respect to the sourcing, manufacturing, marketing and distribution of its products, the Company’s intent with respect to its licenses for the use of the Beverly Hills Polo Club marks, the effect of interest rate fluctuations on the Company’s short-term debt, the strength of the Company's backlog, reduce the use of independent contractors’ facilities in Mexico, the belief that current levels of cash and cash equivalents together with cash from operations and existing credit facilities will be sufficient to meet its working capital requirements for the next twelve months, its expectations with respect to risks of its investments and the performance of the counterparties to its letter of credit agreements, its plans not to invest in derivative instruments, its expectations regarding future capital expenditures and decisions regarding its collection efforts,  its expectations regarding settlement of the class action lawsuit and payment of the settlement by its insurance carrier and the effect of changes in financial accounting rules on its financial statements. Such statements are subject to a variety of risks and uncertainties, many of which are beyond the Company's control, which could cause actual results to differ materially from those contemplated in such forward–looking statements, including in particular the risks and uncertainties described under "Risk Factors" in the Company's Prospectus which include, among other things, (i) changes in the marketplace for the Company's products, including customer tastes, (ii) the introduction of new products or pricing changes by the Company's competitors, (iii) changes in the economy, (iv) the risk that the backlog of orders may not be indicative of eventual actual shipments, (v) termination of one or more of its agreements for use of the Girbaud brand name and images in the manufacture and sale of the Company's products and (vi) the risk that the Company’s sales estimates will differ from actual orders and the Company will order too much or too little inventory. Existing and prospective investors are cautioned not to place undue reliance on these forward–looking statements, which speak only as of the date hereof. The Company undertakes no obligation to update or revise the information contained in this Quarterly Report on Form 10–Q, whether as a result of new information, future events or circumstances or otherwise.

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

	Nine Months Ended
	September 30,
	2000		2001
Net sales	100.0%		100.0%
Cost of sales	68.7		66.4
Gross profit	31.3		33.6
Selling expenses	13.1		14.0
License fees	8.1		6.0
Distribution and shipping expenses	3.1		3.3
General and administrative expenses	7.5		8.2
Operating Income (loss)	(0.5%	)	2.1%

Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000

Net Sales.

Net sales decreased 21.0% to $25.2 million in the three months ended September 30, 2001 from $31.9 million in the three months ended September 30, 2000. The decline was primarily due to decreases in shipments of all brands due to the slowing retail environment.   Net sales of Girbaud sportswear decreased $2.1 million to $22.1 million.  Net sales of Girbaud as a percentage of overall net sales increased to 87.4% from 76.2% for the three months ended September 30, 2001 and 2000 respectively.  Net sales of the Girbaud men's product line decreased $2.2 million to $18.0 million while the Girbaud women's product line increased $0.1 million to $4.1 million.  Net sales of BOSS sportswear decreased $1.9 million or 95% to $0.1 million due to the termination of the Company’s rights under the BOSS License Agreement.  Net sales of Beverly Hills Polo Club sportswear decreased $2.0 million or 50.0% to $2.0 million.  Net sales of Beverly Hills Polo Club men’s sportswear decreased $1.9 million to $1.9 million while net sales of Beverly Hills Polo Club boy’s sportswear decreased $0.1 million to $0.1 million. The Company's women's private label sales increased $0.3 million to $1.1 million in the three months ended September 30, 2001. International sales were insignificant for the three months ended September 30, 2001 and 2000.

Gross Profit.

Gross profit decreased 10.2% to $9.7 million in the three months ended September 30, 2001 from $10.8 million in the three months ended September 30, 2000 due to the decrease in overall net sales, partially offset by relatively more sales of the higher margin Girbaud lines. Gross profit as a percentage of net sales increased to 38.5% from 33.9% over the same period. The increase in gross profit as a percentage of net sales was primarily due to the increased percentage of overall net sales of Girbaud sportswear at higher profit margins than those realized on sales of the Company’s other lines.

Selling, Distribution, General and Administrative Expenses.

S,G&A decreased 6.3% to $6.0 million in the three months ended September 30, 2001 from $6.4 million in the three months ended September 30, 2000. As a percentage of net sales, S,G&A expenses increased to 23.8% from 20.1% over the same period due to the decrease in overall net sales.  Selling expenses decreased 5.4% to $3.5 million in the three months ended September 30, 2001 from $3.7 million in the three months ended September 30, 2000 primarily as a result of a decrease in commissions earned on lower overall sales.  Advertising expenditures increased $0.5 million to $0.9 million in the same period as the Company focused more on targeted print and media advertising campaigns for the Girbaud men's and women's collections. The Company is required to spend an amount equal to 3% of total Girbaud sales for advertising and related promotional expenses for the women's and men's Girbaud brand in 2001. Distribution and shipping expenses decreased 11.1% to $0.8 million in the three months ended September 30, 2001 from $0.9 million in the three months ended September 30, 2000 primarily as a result of the decrease in overall sales.  General and administrative expenses remained essentially unchanged for the three months ended September 30, 2001 and 2000.

License Fees.

License fees decreased $1.1 million to $1.5 million in the three months ended September 30, 2001 from $2.6 million in the three months ended September 30, 2000.  As a percentage of net sales, license fees decreased to 6.0% from 8.2%. The decrease in license fees is directly related to the termination of the Company’s royalty obligations under the BOSS License Agreement, the associated expense of which was recorded in the fourth quarter of  2000.

Operating Income.

Operating income increased $0.4 million to $2.2 million in the three months ended September 30, 2001 from $1.8 million in the three months ended September 30, 2000.  The improvement was primarily due to an increase in the overall gross profit margins coupled with the reduction of selling and distribution expenses and the elimination of the licensing fees associated with the termination of the Company’s royalty obligations under the BOSS License Agreement (“BOSS Termination Agreement”) in the fourth quarter of 2000.

Interest Expense.

Interest expense remained essentially unchanged for the three months ended September 30, 2001 and 2000.   The decline in interest expense on the revolving line of credit was offset by the interest expense related to the note payable issued to Ambra in connection with the BOSS Termination Agreement.

Income Taxes.

The Company has estimated its annual effective tax rate at 0% based on its estimate of pre–tax income for 2001.  Also, the Company has net operating loss carryforwards of approximately $29.4 million, which begin to expire in 2013 for income tax reporting purposes, for which no income tax benefit has been recorded due to the uncertainty over the level of future taxable income.

Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000

Net Sales.

Net sales decreased 15.0% to $68.2 million in the nine months ended September 30, 2001 from $80.2 million in the nine months ended September 30, 2000. The decline was primarily due to decreases in shipments of BOSS, Beverly Hills Polo Club and the Company’s women’s private label brands, offset slightly by higher volume shipments of Girbaud. Net sales of Girbaud sportswear increased $1.8 million or 3.3% to $55.7 million.  Net sales of the Girbaud men's product line increased $0.3 million to $46.0 million while the Girbaud women's product line increased $1.5 million to $9.7 million. Net sales of Girbaud as a percentage of overall net sales increased to 81.7% from 67.3% for the nine months ended September 30, 2001 and 2000 respectively.  Net sales of BOSS sportswear decreased $8.0 million or 80.0% to $2.0 million due to the termination of the Company’s rights under the BOSS License Agreement.  Net sales of Beverly Hills Polo Club sportswear decreased $3.8 million or 33.3% to $7.6 million.  Net sales of Beverly Hills Polo Club men’s sportswear decreased $3.2 million to $7.1 million while net sales of Beverly Hills Polo Club boy’s sportswear decreased $0.6 million to $0.5 million. The Company's women's private label sales decreased $0.3 million to $2.5 million in the nine months ended September 30, 2001. International sales were insignificant for the nine months ended September 30, 2001 and 2000.

Gross Profit.

Gross profit decreased 8.4% to $23.0 million in the nine months ended September 30, 2001 from $25.1 million in the nine months ended September 30, 2000 due to the decrease in overall net sales related to BOSS, BHPC and the Company’s private label brands, partially offset by relatively more sales of the higher margin Girbaud lines. Gross profit as a percentage of net sales increased to 33.6% from 31.3% over the same period. The increase in gross profit as a percentage of net sales was primarily due to increased sales of Girbaud sportswear at higher profit margins than those realized on sales of the Company’s other lines.

Selling, Distribution, General and Administrative Expenses.

S,G&A decreased 7.4% to $17.5 million in the nine months ended September 30, 2001 from $18.9 million in the nine months ended September 30, 2000.  As a percentage of net sales, S,G&A expenses increased to 25.7% from 23.7% over the same period due to the decrease in overall sales related to BOSS, BHPC and the Company’s private label brands.   Selling expenses decreased 8.6% to $9.6 million in the nine months ended September 30, 2001 from $10.5 million in the nine months ended September 30, 2000 primarily as a result of a decrease in commissions earned on lower overall sales. Advertising expenditures increased $0.3 million to $1.7 million in the same period as the Company focused more on targeted print and media advertising campaigns for the Girbaud men's and women's collections.  The Company is required to spend an amount equal to 3% of total Girbaud sales for advertising and related promotional expenses for the women's and men's Girbaud brand in 2001. Distribution and shipping expenses decreased 8.0% to $2.3 million in the nine months ended September 30, 2001 from $2.5 million in the nine months ended September 30, 2000 primarily as a result of the decrease in overall sales. General and administrative expenses decreased 5.9% to $5.6 million in the nine months ended September 30, 2001 from $5.9 million in the nine months ended September 30, 2000.  The decrease is attributable primarily to lower amortization expense resulting from the write-off of goodwill and deferred royalty expense in the fourth quarter of 2000 as well as a decrease in bad debt expense.

License Fees.

License fees decreased $2.4 million to $4.1 million in the nine months ended September 30, 2001 from $6.5 million in the nine months ended September 30, 2000.  As a percentage of net sales, license fees decreased to 6.0% from 8.1%.  The decrease in license fees is directly related to the termination of the Company’s royalty obligations under the BOSS License Agreement, the associated expense of which was recorded in the fourth quarter of  2000.

Operating Income.

The Company generated operating income of $1.4 million in the nine months ended September 30, 2001 compared to an operating loss of $0.4 million in the nine months ended September 30, 2000. The improvement was primarily due to an increase in the overall gross profit margins coupled with the reduction of selling, distribution general and administrative expenses and the elimination of the licensing fees associated with the termination of the Company’s royalty obligations under the BOSS License Agreement in the fourth quarter of 2000.

Interest Expense.

Interest expense increased $0.1 million to $1.0 million in the nine months ended September 30, 2001 from $0.9 million in the nine months ended September 30, 2000. The increase in interest expense is related to interest on the note payable issued to Ambra in connection with the BOSS Termination Agreement.  This offsets the decline in interest expense on the revolving line of credit.

Income Taxes.

The Company has estimated its annual effective tax rate at 0% based on its estimate of pre–tax income for 2001.  Also, the Company has net operating loss carryforwards of approximately $29.4 million, which begin to expire in 2013 for income tax reporting purposes, for which no income tax benefit has been recorded due to the uncertainty over the level of future taxable income.

Liquidity and Capital Resources

The Company has relied primarily on internally generated funds, trade credit and asset–based borrowings to finance its operations. The Company's capital requirements primarily result from working capital needed to support increases in inventory and accounts receivable. The Company's working capital decreased from $16.8 million at December 31, 2000 to $15.9 million at September 30, 2001.  The decrease is due to significant reductions in inventories and increases in borrowings under the revolving line of credit and accounts payable, partially offset by a significant increase in accounts receivable.   As of September 30, 2001, the Company had cash and cash equivalents, including temporary investments, of  $0.7 million and working capital of $15.9 million compared to $1.1 million and $21.6 million, respectively, as of September 30, 2000.

Operating Cash Flow

Cash used in operations totaled $0.1 million for the first nine months of 2001, compared with $11.4 million for the same period of 2000. This is primarily due to a decrease of $1.3 million in the net loss from 2000 to 2001, a reduction in the growth of accounts receivable and a decrease in inventory, partially offset by a decrease in accrued expenses. Cash used for investing activities for the first nine months of 2001 was $0.2 million.  Cash provided by financing activities totaled $0.2 million for the first nine months of 2001, resulting primarily from borrowings on the Company's revolving line of credit offset by principal payments on the note payable to Ambra.

Accounts receivable increased $5.2 million from December 31, 2000 to September 30, 2001 compared to an increase of $14.6 million from December 31, 1999 to September 30, 2000.  Inventory decreased $3.6 million from December 31, 2000 to September 30, 2001 compared to a decrease of $1.0 million from December 31, 1999 to September 30, 2000.

Capital expenditures were $0.4 million for the first nine months of 2001 compared to $0.8 million for the first nine months of 2000.

Credit Facilities

The Company has an asset-based revolving line of credit (the "Agreement") with Congress Financial Corporation ("Congress").  As of September 30, 2001 the Company had $8.4 million in outstanding borrowings under the Agreement compared to $15.3 million as of September 30, 2000 and $7.6 million at December 31, 2000.  In March 2001, the Agreement was amended to extend the term through December 31, 2002. The amended Agreement provides that the Company may borrow up to (i) 80.0% of net eligible accounts receivable and a portion of inventory, as defined in the Agreement less (ii) a $1.0 million special availability reserve. Borrowings under the Agreement may not exceed $25.0 million (including outstanding letters of credit which are limited to $6.0 million from May 1 to September 30 of each year and $4.0 million for the remainder of each year) and bear interest at the lenders prime rate of interest plus 1.0%. Outstanding letters of credit approximated $1.5 million at September 30, 2001. In connection with the March 2001 amendment, the Company agreed to pay Congress a financing fee of $150,000, one half of which was paid at the time of closing and the other half was paid in September 2001. Under the terms of the Agreement, as amended, the Company is required to maintain minimum levels of working capital and tangible net worth.  In August 2001, the Agreement was further amended to bring the Company into compliance with its working capital and net worth covenants.   The Company paid Congress a fee of $75,000 in connection with this amendment, the expense of which was recognized in the third quarter of 2001.  There can be no assurances that the Company will not be in violation of these covenants during 2001 or thereafter.

The Company extends credit to its customers. Accordingly, the Company may have significant risk in collecting accounts receivable from its customers. The Company has credit policies and procedures which it uses to minimize exposure to credit losses. The Company's collection personnel regularly contact customers with receivable balances outstanding beyond 30 days to expedite collection. If these collection efforts are unsuccessful, the Company may discontinue merchandise shipments until the outstanding balance is paid. Ultimately, the Company may engage an outside collection organization to collect past due accounts. Timely contact with customers has been effective in reducing credit losses. In the first nine months of 2001 and 2000, the Company's credit losses were $0.4 million and $0.6 million, respectively and the Company's actual credit losses as a percentage of net sales were 0.5% and 0.7%, respectively. The Company believes that current levels of cash and cash equivalents ($0.7 million at September 30, 2001) together with cash from operations and funds available under its Agreement, will be sufficient to meet its capital requirements for the next 12 months.

Backlog and Seasonality

The Company's business is impacted by the general seasonal trends that are characteristic of the apparel and retail industries. In the Company's segment of the apparel industry, sales are generally higher in the first and third quarters. Historically, the Company has taken greater markdowns in the second and fourth quarters. The Company generally receives orders for its products three to five months prior to the time the products are delivered to stores. As of September 30, 2001 the Company has unfilled orders of approximately $25 million, compared to $33 million of such orders as of September 30, 2000. The decrease is primarily attributable to the discontinuance of the BOSS and Beverly Hills Polo Club lines.  The backlog of orders at any given time is affected by a number of factors, including seasonality, weather conditions, scheduling of manufacturing and shipment of products. As the time of the shipment of products may vary from year to year, the results for any particular quarter may not be indicative of the results for the full year.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

On June 19, 2001, the Company reached a tentative agreement to settle a consolidated putative class action originally filed on November 10, 1999 against the Company and certain of its current and former officers and directors in the United States District Court for the District of Maryland.  The action purported to have been brought on behalf of all persons (other than the defendants and their affiliates) who purchased the Company’s Common Stock between December 17, 1997 and November 11, 1998.  The plaintiffs alleged that the registration statement and prospectus used in connection with the Company’s initial public offering, completed in December 1997, contained materially false and misleading statements, which artificially inflated the price of the Company’s Common Stock during the class period.  Specifically, the plaintiffs alleged violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended, and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder.  The plaintiffs sought recission, damages, costs and expenses, including attorneys’ fees and experts’ fees, and such other relief as may be just and proper.  Under the terms of the settlement, which is subject to court approval at a hearing scheduled to occur on November 20, 2001, all claims against the Company and all of the other defendants will be dismissed without admission of liability or wrongdoing by any party.  If accepted, the Company expects that the settlement will be funded entirely by the Company’s insurance carrier, and that the settlement payment will not have an adverse effect on the Company’s financial position or results of operations.

Item 2. Changes in Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4 Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

On July 19, 2001, the Company’s securities were delisted from the Nasdaq National Market. Shares of the Company's Common Stock are now traded on the OTC Bulletin Board under the ticker symbol “ISAC”.

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

Dated: November 14, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ ROBERT J. ARNOT	Chairman of the Board, Chief Executive Officer, President and
Robert J. Arnot	Director (Principal Executive Officer)	November 14, 2001

/s/ EUGENE C.WIELEPSKI	Vice President and Chief Financial Officer and Director
Eugene C. Wielepski	(Principal Financial and Accounting Officer)	November 14, 2001