Form 10-K
period 2001-12-31
IC ISAACS & CO INC
filed 2002-04-01
CIK 1041179

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

Annual Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2001

Commission File No. 0-23379

I.C. ISAACS & COMPANY, INC.

(Exact name of registrant as specified in charter)

Delaware	52-1377061
(State or other jurisdiction of incorporation or organization)	(IRS employer identification no.)
3840 Bank Street, Baltimore, Maryland	21224-2522
(Address of principal executive office)	(Zip code)

Registrant’s telephone number, including area code: (410) 342-8200

Securities Registered Pursuant to Section 12(b) of the Act:

None

Securities Registered Pursuant to Section 12(g) of the Act:

Title of Class:

Common Stock, $.0001 par value per share

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes    ☒   No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. ☐

As of March 28, 2002, the aggregate market value of the outstanding shares of the Registrant’s Common Stock held by non-affiliates was approximately $3,539,096 based on the average closing price of the Common Stock as reported by the OTC Bulletin Board on March 28, 2002. Determination of affiliate status for this purpose is not a determination of affiliate status for any other purpose.

As of March 28, 2002, 7,864,657 shares of Common Stock were outstanding.

Document Incorporated by Reference

Specified portions of the definitive Proxy Statement for the 2002 Annual Meeting of Stockholders of I.C. Isaacs & Company, Inc. to be held on June 6, 2002 are incorporated by reference into Part III hereof.

I.C. ISAACS & COMPANY, INC.

FORM 10–K

*                                         Incorporated by reference from the Registrant’s definitive Proxy Statement on Form 14A (the “Proxy Statement”) for the 2002 Annual Meeting of Stockholders to be held June 6, 2002. The Proxy Statement will be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

i

“I.C. Isaacs” and “I.G. Design” are trademarks of the Company.  All other trademarks or service marks, including “Girbaud” and “Marithé and Francois Girbaud” (collectively, “Girbaud”), “BOSS” and “Beverly Hills Polo Club” appearing in this Annual Report on Form 10-K are the property of their respective owners and are not the property of the Company.

IMPORTANT INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Those statements include statements regarding the intent, belief or current expectations of the Company and its management, including the Company’s belief regarding the prominence of branded, licensed apparel, in general, and the Girbaud brand, in particular, in the Company’s future, the Company’s intent with respect to opening the Girbaud flagship store, its expectations regarding the renewal of its licenses for men’s and women’s sportswear and jeanswear by Girbaud, and its expectations that substantially all of its net sales will come from sales of Girbaud apparel, the Company’s beliefs regarding the relationship with its employees, the conditions of its facilities, number of manufacturers capable of supplying the Company with products that meet the Company’s quality standards, the Company’s beliefs regarding its ordering flexibility as a result of transferring production to Asia, and the basis on which it competes for business, the Company’s environmental obligations and its expectations regarding the Company’s product offering.  Words such as “believes,” “anticipates,” “expects,” “intends,” “plans,” and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. Such statements are forward-looking statements which are subject to a variety of risks and uncertainties, many of which are beyond the Company’s control, which could cause actual results to differ materially from those contemplated in such forward-looking statements, including in particular the risks and uncertainties described under “Risk Factors” in the Company’s Prospectus, which include, among other things (i) changes in the marketplace for the Company’s products, including customer tastes, (ii) the introduction of new products or pricing changes by the Company’s competitors, (iii) changes in the economy, and (iv) termination of one or more of its agreements for use of the Girbaud brand name and images in the manufacture and sale of the Company’s products. Existing and prospective investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to update or revise the information contained in this Annual Report on Form 10-K, whether as a result of new information, future events or circumstances or otherwise.

ii

PART I

ITEM 1. BUSINESS

Introduction

I.C. Isaacs & Company, Inc. (together with its predecessors and subsidiaries, including I.C. Isaacs & Company L.P., the “Company”) is a designer and marketer of branded jeanswear and sportswear. Founded in 1913, the Company offers collections of men’s and women’s jeanswear and sportswear under the Girbaud designer brand in the United States, Puerto Rico and Canada. In November 1997, the Company acquired an exclusive license to manufacture and market certain men’s jeanswear and sportswear under the Girbaud brand in the United States and Puerto Rico. In March 1998, the Company acquired an exclusive license to manufacture and market certain women’s jeanswear and sportswear under the Girbaud brand in the United States and Puerto Rico. The Girbaud brand is an internationally recognized designer label with a distinct  European influence. The Company has positioned the Girbaud line with a broad assortment of products, styles and fabrications reflecting a contemporary European look. The Company markets a full collection of men’s jeanswear and sportswear under the Girbaud brand, including a broad array of bottoms, tops and outerwear. In August 1998, the Company introduced a women’s sportswear collection under the Girbaud brand, which also includes a wide assortment of bottoms, tops and outerwear. In May 2000, the Company acquired an exclusive license to market certain men’s and women’s jeanswear and sportswear under the Girbaud brand in Canada and began making shipments in December 2000. Net sales of Girbaud products accounted for 84.9% and 69.6% of the Company’s net sales in 2001 and 2000, respectively. Based on its performance in 2001 and 2000, the Company believes that the Girbaud brand has established itself as the dominant brand in the Company’s future.

Until December 2001, the Company offered collections of sportswear for men and boys under the Beverly Hills Polo Club brand in the United States, Puerto Rico and Europe. Under the Beverly Hills Polo Club licensing agreements in the United States and Puerto Rico, the Company was required to notify the licensor by June 30, 2001 of the Company’s intention to renew the licenses for both men’s and boys’ sportswear. The Company did not notify the licensor and has allowed both of these licenses to expire on December 31, 2001. Net sales of Beverly Hills Polo Club sportswear accounted for 8.6% and 13.4% of the Company’s net sales in 2001 and 2000, respectively. The Company also offered women’s pants and jeans under various Company owned brand names as well as under third party private labels for sale to major chain stores and catalogs. In 1999, the Company introduced a collection of men’s sportswear under the Company owned Urban Expedition (UBX) brand in the United States and Europe. The Company also offered collections of jeanswear and sportswear for young men, women and boys under the BOSS brand in the United States and Puerto Rico. In the fourth quarter of 2000, the Company began restructuring its product lines in an effort to focus on growth potential and eliminate poorly performing lines. The Company terminated its license agreement for the design and marketing of the BOSS brand of sportswear for men and boys in the United States in 2001 and ceased shipping products under the brand in October 2001. The Company discontinued production of the women’s Company-owned and private label lines and the  Urban Expedition (UBX) line in 2001. Substantially all remaining inventories of these products were shipped during 2001. See “Management’s Discussion and Analysis”.

On December 20, 2001, the Board of Directors voted to sell all of the outstanding common stock of I.C. Isaacs Europe, SL, its Spanish subsidiary (“Isaacs Europe”). Subsequently, the Company sold 100% of the outstanding common stock of Isaacs Europe to a management group of Isaacs Europe in exchange for repayment of $100,000 of intercompany debt and the assumption of liabilities. The Company recorded a net charge of $1.2 million in the fourth quarter of 2001 relating to the disposition of Isaacs Europe. In November 2001, the Company disclosed its intent not to renew its licensing agreements with Beverly Hills Polo Club in the United States and Europe. Both of these licenses expired on December 31, 2001.

Products

The Company’s jeanswear and sportswear collections under the Girbaud brand include a broad range of product offerings for young men and women, including a variety of tops, bottoms and outerwear. These collections are targeted to consumers who are seeking quality, fashionable products at competitive prices. Girbaud is an internationally recognized designer brand. The Company markets innovative European-inspired men’s and women’s jeanswear and sportswear collections under the Girbaud label. The Girbaud collections include full lines of bottoms consisting of jeans and casual pants in a variety of fabrications, including denim, stretch denim, cotton twill and nylon, cotton t-shirts, polo shirts, knit and woven tops, sweaters, outerwear and leather sportswear. Reflecting contemporary European design, each of these collections is characterized by innovative styling and fabrication and is targeted to consumers ages 16 to 50. Estimated retail prices range from $24 to $30 for t-shirts, $50 to $90 for tops and bottoms, $60 to $90 for sweaters and $80 to $300 for outerwear.

Customers and Sales

The Company’s products are sold in over 2,300 specialty stores, specialty store chains and department stores.  The Company uses both sales representatives and distributors for the sale of its products. Sales representatives include employees of the Company as well as independent contractors. Each of the Company’s distributors and non-employee sales representatives has an agreement with the Company pursuant to which the distributor or sales representative serves as the exclusive distributor or sales representative of specified products of the Company within a specified territory. The Company does not have long-term contracts with any of its customers. Instead, its customers purchase the Company’s products pursuant to purchase orders and are under no obligation to continue to purchase the Company’s products.

The Company began marketing men’s sportswear under the Girbaud brand in February 1998 and introduced a women’s sportswear collection under the Girbaud brand in the second quarter of 1998. The Company’s Girbaud men’s products are being sold to more than 1,600 stores in the United States and Puerto Rico, including major department stores such as Bloomingdales, Macy’s East, Macy’s West, Burdines, Saks, Inc., Dayton Hudson and Carson Pirie Scott, and many prominent specialty stores such as The Atrium in New York, Fred Segal Santa Monica and The Lark. The Company’s Girbaud women’s line is now being sold to more than 700 stores. None of the Company’s customers accounted for 10% or more of sales in 2001 or 2000. The Company’s Girbaud brand products are sold and marketed domestically under the direction of a 9-person sales force headquartered in New York.

Previously, the Company had distribution arrangements with certain distributors in Europe for its Beverly Hills Polo Club brand and with certain other distributors in Europe for its Urban Expedition (UBX) brand and also had sales representatives to sell both brands to stores in Spain. On December 20, 2001, the Board of Directors voted to sell all of the outstanding common stock of Isaacs Europe. Subsequently, the Company sold 100% of the outstanding common stock of Isaacs Europe to a management group of Isaacs Europe in exchange for repayment of $100,000 of intercompany debt and the assumption of liabilities. The Company recorded a net charge of $1.2 million in the fourth quarter of 2001 relating to the disposition of Isaacs Europe. In November 2001, the Company disclosed its intent not to renew its licensing agreements with Beverly Hills Polo Club in the United States and Europe. Both of these licenses expired on December 31, 2001.

Design and Merchandising

The Company’s designers and merchandisers travel around the world to monitor emerging fashion trends and search for styling inspiration and fabrics. These sources, together with new styling and graphics developed by the Company’s designers, serve as the primary creative influences for the Company’s product lines.In addition, merchandisers and designers involved with the development of Girbaud products are provided with the Girbaud collections from Europe twice a year and collaborate with Marithé and François Girbaud and their staff in the development of the Company’s Girbaud product lines for sale in the United States. Merchandisers also regularly meet with sales management to gain additional market insight and further refine the products to be consistent with the needs of each of the Company’s markets.The Company’s in-house design and product development is carried out by merchandising departments in New York. Many of the Company’s products are developed using computer-aided design equipment, which allows designers to view and easily modify images of a new design.The Company currently has 5 people on the design staff in New York City.  Design expenditures were approximately $2.1 million in 2000 and $1.1 million in 2001.

Advertising and Marketing

The Company prides itself on its ability to efficiently utilize its media advertising budget. Although the Company spent approximately $1.8 million or 2.2% of net sales on advertising in 2001, this is still a relatively modest amount as compared with some of its competitors. In 2000, the Company’s expenditures for advertising and marketing activities totaled $2.0 million or 2.1% of net sales.

The Company aggressively communicates and reinforces the brand and image of its Girbaud products through creative and innovative advertising and marketing efforts. The Company’s advertising and marketing strategies are directed by its national sales offices and developed in collaboration with its advertising agencies and with Girbaud’s European offices and Paris advertising agency. The Company’s advertising strategy is geared towards its youthful and contemporary consumers, whose lifestyles are influenced by music, sports and fashion. Its advertising campaigns have evolved from trade magazines to a wide variety of media, including billboards, fashion magazines, radio and special events.

The Company has a multifaceted marketing campaign for its Girbaud brand, which includes print advertisement in magazines such as Jane, Marie Claire, Spin, Stuff and Vibe.  The campaign also includes outdoor advertising, including billboards, point of sale materials and promotions, and celebrity wardrobing. The Company is a sponsor for the U.S.Tour of the Grammy Award winning R&B artist Usher.As a first tier designer brand, Girbaud also presents international runway shows and appears in major trade shows.

Recognizing that point of sale brand presentation and images are highly effective, the Company also provides an array of in-store signage, fixtures and product videos for its Girbaud products. In addition, through the “Shop-in-Shop” concept, the Company provides key department stores and specialty stores with both fixtures and visuals to enhance brand recognition and to differentiate Girbaud products from other branded apparel. The Girbaud “Shop-in-Shops” are designed to create an environment that is consistent with the image of Girbaud as a unique designer brand. Currently, approximately 53 stores are using the “Shop-in-Shop” concept to showcase the Company’s Girbaud products. During the last few years,  many large retailers began exercising greater control over the layout and displays within their stores. It is unclear how this will affect the Company’s “Shop-in-Shop” program.

Product Sourcing

General

The Company believes that its sourcing capabilities enable it to effectively control the timing, quality and pricing of products while providing customers with increased value.During 2001, the Company used both domestic and foreign contractors for the production of its products. Substantially all of the Company’s manufacturing and sourcing in 2001 was done by third parties through arrangements with independent contractors. Each of the Company’s independent contractors and independent buying agents has an agreement with the Company pursuant to which it performs manufacturing or purchasing services for the Company on a non-exclusive basis. The Company evaluates its contractors frequently and believes that there are a number of manufacturers capable of producing products that meet the Company’s quality standards. The Company represents a significant portion of many of its contractors’ production and has the ability to terminate its arrangements with any of its contractors at any time. A change in suppliers, however, could cause a delay in manufacturing and a possible loss of sales which could adversely affect operating results.

Asia

By the end of 2001, virtually all of the Company’s sportswear products other than t-shirts are produced by approximately 20 different manufacturers in 5 countries in Asia.During 2001, one of the Company’s Asian contractors accounted for approximately 23% of the Company’s total unit production in 2001. The Company has well established relationships with many of its contractors, although it does not have written agreements with them.The Company retains independent buying agents in various countries in Asia to assist in selecting and overseeing independent manufacturers, sourcing fabric, trim and other materials and monitoring quotas.Independent buying agents also perform quality control functions on behalf of the Company, including inspecting materials and manufactured products prior to accepting delivery. The sourcing and merchandising staffs in the Company’s New York offices oversee Asian fabric and product development, apparel manufacturing, price negotiation and quality control, as well as the research and development of new Asian sources of supply. Asian production represented approximately 50% of the Company’s total unit production in 2001 as a result of the transfer of production from Mexico to Asia during 2001. This shift in purchasing requires the Company to estimate sales and issue purchase orders for inventory well in advance of receiving firm orders from its customers. A risk to the Company is that its estimates may differ from actual orders. If this happens, the Company may miss sales because it did not order enough, or it may have to sell excess inventory at reduced prices.

The Company seeks to achieve the most efficient means for the timely delivery of its high quality products. With rare exceptions, the Company does not purchase fabrics but instead negotiates a finished garment price from its contractors in Asia. The contractor must then purchase the approved fabric as part of the package. All of the Company’s products manufactured abroad are paid for in United States dollars. Accordingly, the Company does not engage in any currency hedging transactions.

United States and Mexico

Until 2001, the Company utilized third party independent contractors in Mexico for production of slacks, jeans shorts and skirts. During 2001, Mexican production represented approximately 13% of the Company’s total unit production, however,  the Company discontinued the use of these independent contractors in Mexico and has shifted this production to Asia.

To take advantage of the shorter production time associated with t-shirt products, the Company purchases substantially all of its t-shirt blanks from suppliers in Mexico, warehousing sufficient quantities at a location managed by its Milford, Delaware warehouse facility. T-shirt blanks are sent to various independent contractors within the United States to be screen printed, embroidered or both, before being sent back as a finished product to fulfill orders. T-Shirt production represented approximately 37% of the Company’s total unit production in 2001.

Warehousing and Distribution

The Company services its United States customers utilizing the 70,000 square foot Company-owned and operated distribution center in Milford, Delaware. The Company has established a computerized “Warehouse Management System” with real-time internal tracking information and the ability to provide its customers with electronically transmitted “Advance Shipping Notices.” The accuracy of shipments is increased by the ability to scan coded garments at the packing operation. This process also provides for computerized routing and customer invoicing. The vast majority of shipments are handled by UPS, common carriers or parcel post.

Isaacs Europe serviced the Company’s European customers through a contractual arrangement with a distribution center in Barcelona, Spain where the Company maintained its European headquarters. On December 20, 2001, the Board of Directors voted to sell all of the outstanding common stock of Isaacs Europe. Subsequently, the Company sold 100% of the outstanding common stock of Isaacs Europe to a management group of Isaacs Europe in exchange for repayment of $100,000 of intercompany debt and the assumption of liabilities.

Quality Control

The Company’s quality control program is designed to ensure that all of the Company’s products meet its high quality standards. Frequent visits are made by the Company’s agents and product development staff to outside contractors to ensure compliance with the Company’s quality standards. Audits are also performed by quality control personnel at the Milford, Delaware distribution center on all categories of incoming merchandise.

All garments produced for the Company in Asia must be produced in accordance with the Company’s specifications. The Company’s import quality control program is designed to ensure that the Company’s products meet its high quality standards. The Company monitors the quality of fabrics prior to the production of garments and inspects prototypes of products before production runs are commenced. In some cases, the Company requires its agents or manufacturers to submit fabric to an independent outside laboratory for testing prior to production. The Company requires each agent to perform both in-line and final quality control checks during and after production before the garments leave the contractor. Personnel from the Company’s New York office also visit Asia to conduct inspections.

Backlog and Seasonality

The Company’s business is impacted by the general seasonal trends that are characteristic of the apparel and retail industries. In the Company’s segment of the apparel industry, sales are generally higher in the first and third quarters. The Company generally receives orders for its products three to five months prior to the time the products are delivered to the stores. As of December 31, 2001, the Company had unfilled orders of approximately $24.0 million, compared to approximately $32.0 million of such orders as of December 31, 2000. The Company expects to fill substantially all of these orders in 2001. The backlog of orders at any given time is affected by a number of factors, including seasonality, weather conditions, scheduling of manufacturing and shipment of products. The backlog at December 31, 2001 consists entirely of orders for the Company’s Girbaud products. The backlog at December 31, 2000 consisted of orders for the Company’s Girbaud, BOSS and BHPC products. The backlog for Girbaud products at December 31, 2000 was $24.0 million. All such orders are subject to cancellation for causes such as late delivery. Accordingly, a comparison of backlogs of orders from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments.

Licenses and Other Rights Agreements

The Company’s business is dependent upon its use of the Girbaud brand names and images, which are in turn dependent upon the existence and continuation of certain licenses as described below.

Girbaud Licenses

Girbaud Domestic Licenses

In November 1997, the Company entered into an exclusive license agreement (the “Girbaud Men’s Agreement”) with Girbaud Design, Inc. and its affiliate Wurzburg Holding S.A. (“Wurzburg”) to manufacture and market men’s jeanswear, casualwear and outerwear under the Girbaud brand and certain related trademarks (the “Girbaud Marks”) in all channels of distribution in the United States, including Puerto Rico and the U.S. Virgin Islands. In March 1998, the Girbaud Men’s Agreement was amended and restated to include active influenced sportswear as a licensed product category and to name Latitude Licensing Corp. as the licensor (the “Licensor”). Also in March 1998, the Company entered into an exclusive license agreement (the “Girbaud Women’s Agreement” and, together with the Girbaud Men’s Agreement, the “Girbaud Agreements”) with the Licensor to manufacture and market women’s jeanswear, casualwear and outerwear, including active influenced sportswear, under the Girbaud Marks in all channels of distribution in the United States, including Puerto Rico and the U.S. Virgin Islands. The Girbaud Agreements include the right to manufacture the licensed products in a number of foreign countries, and both had initial terms of two years. The Girbaud Agreements have been extended until December 31, 2002, upon which date the Company will have the option to renew the agreements for an additional five years. The Girbaud Agreements generally allow the Company to use the Girbaud Marks on apparel designed by or for the Company or based on designs and styles previously associated with the Girbaud brand, subject to quality control by the Licensor over the final designs of the products, marketing and advertising material and manufacturing premises. The Girbaud Agreements provide that they may be terminated by the Licensor upon the occurrence of certain events, including, but not limited to, a breach by the Company of certain obligations under the agreements that remain uncured following certain specified grace periods.

Under the Girbaud Men’s Agreement the Company is required to make payments to the Licensor in an amount equal to 6.25% of the Company’s net sales of regular licensed merchandise and 3.0% in the case of certain irregular and closeout licensed merchandise. The Company was subject to guaranteed minimum annual royalty payments of $2.5 million in 2001, and is subject to guaranteed minimum annual royalty payments of  $3.0 million each year from 2002 through 2007. On a monthly basis during the term, the Company is obligated to pay 8.3% of the minimum guaranteed royalties for that year. On a quarterly basis during the term, the Company is required to pay the amount that the actual royalties exceed the total minimum guaranteed royalties for that quarter. The Company is required to spend the greater of an amount equal to 3% of Girbaud men’s net sales or $500,000 in advertising and related expenses promoting the men’s Girbaud brand products in each year through the term of the Girbaud men’s agreement.

Under the Girbaud Women’s Agreement the Company is required to make payments to the Licensor in an amount equal to 6.25% of the Company’s net sales of regular licensed merchandise and 3.0% in the case of certain irregular and closeout licensed merchandise. The Company was subject to guaranteed minimum annual royalty payments of $1.0 million in 2001, and is subject to guaranteed minimum annual royalty payments of $ $1.5 million each year from 2002 through 2007. On a monthly basis during the term, the Company is obligated to pay 8.3% of the minimum guaranteed royalties for that year. On a yearly basis, the Company is required to pay the amount that the actual royalties exceed the total minimum guaranteed royalties for that year. The Company is required to spend the greater of an amount equal to 3% of Girbaud women’s net sales or $400,000 in advertising and related expenses promoting the women’s Girbaud brand products in each year through the term of the Girbaud Women’s Agreement. In addition, over the term of the Girbaud Women’s Agreement the Company is required to contribute $190,000 per year to the Licensor’s advertising and promotional expenditures for the Girbaud brand.

The Girbaud Women’s Agreement initially required the Company to open a Girbaud flagship store for the sale of the Company’s Girbaud men’s and women’s lines and other Girbaud licensed merchandise in New York City by the end of 1998. In December 1998, the Girbaud Women’s Agreement was amended to defer this requirement for one year and to provide that the Company would spend an additional $1.8 million on enhanced sales and marketing in 1999. In August, 1999, the Company issued 500,000 shares of restricted common stock to Latitude Licensing Corp. in connection with an amendment of the Girbaud Women’s Agreement to further defer the obligation to open a Girbaud retail store. Under the new agreement, if the Company has not signed a lease agreement for a Girbaud retail store by July 31, 2002, it will become obligated to pay Latitude Licensing Corp. an additional $500,000 in royalties. During 2001, the Company  decided not to sign a lease agreement for a Girbaud retail store and paid $175,000 of this royalty, the remainder of which will be paid by July 31, 2002. The entire amount has been expensed in the fourth quarter of 2001.

In January 2000, the Company entered into a global sourcing agreement with G.I. Promotions to act as a non–exclusive sourcing agent to licensees of the Marithé & François Girbaud trademark for the manufacture of Girbaud jeanswear and sportswear. The global sourcing agreement extends until December 31, 2003 and provides that the Company shall net a facilitation fee of 5.0% of the total FOB pricing for each order shipped to licensees under the agreement. Also in January 2000, the Company entered into a license agreement with Wurzburg. The license has a term of three years and provides that the Company shall pay Wurzburg a royalty of 1.0% of the total FOB pricing for each order shipped to a licensee under the global sourcing agreement.

In May 2000, the Company entered into an exclusive distribution agreement for Girbaud men’s and women’s jeanswear and sportswear products in Canada. The Company will sell to Western Glove Works (“Distributor”) Girbaud products produced in North America at cost plus 12.0%, which is less than its normal profit margins on sales of comparable products to the Company’s retail customers. For products purchased by the Distributor from overseas, the Distributor will pay a distributor’s fee equal to 6.75% of net sales to the Company. Under the agreement, the Distributor will pay a royalty fee equal to 6.25% of net sales to the Company, which will in turn pay the royalty to Latitude Licensing Corp. The initial term of the agreement expired on December 31, 2001. Under the agreement, the Distributor may renew the agreement for six additional one-year terms. The Distributor renewed the agreement with the Company for an additional one-year term that expires on December 31, 2002. The minimum sales level for calendar year 2002 is $2,000,000 (Canadian Dollars), which will result in a minimum distribution fee payable to the Company of $60,000 (Canadian Dollars). The minimum sales level for calendar year 2001 was $1,600,000 (Canadian Dollars), which resulted in a minimum distribution fee payable to the Company of $48,000 (Canadian Dollars). There were no minimum sales levels or distribution fees for calendar year 2000.

The Company is obligated to pay a minimum of $5.9 million during 2002 in the form of minimum royalty payments, advertising and promotional expenses pursuant to the Girbaud license agreements. Presently, the Company has no obligations beyond 2002, however, the Company will have additional obligations if the Girbaud licenses are extended past December 31, 2002, as expected. In 2002, the Company expects that substantially all of its net sales will come from apparel associated with the Girbaud licenses.

Beverly Hills Polo Club Licenses

Until December 2001, the Company held exclusive licenses with BHPC Marketing, Inc. for the manufacture and promotion of certain men’s and boy’s sportswear bearing the registered trademark Beverly Hills Polo Club (the “BHPC Trademark”). Under the Beverly Hills Polo Club licensing agreements in the United States and Puerto Rico, the Company was required to notify the licensor by June 30, 2001 of the Company’s intention to renew the licenses for both men’s and boys’ sportswear. The Company did not notify the licensor and allowed both of these licenses to expire on December 31, 2001. The Company was subject to a guaranteed payment of $586,000 in 2001. Under the license for men’s sportswear, guaranteed minimum annual royalties and guaranteed annual net shipments for the most recent term were equal to the greater of (i) 80.0% of the immediately preceding contract year’s actual royalties and net shipments or (ii) the previous year’s guaranteed minimum royalty and guaranteed net shipments. Under the license for boys’ sportswear, the Company was subject to guaranteed minimum annual royalties of  $100,000 in the year 2001.

Until December 31, 2001, Isaacs Europe held retail and wholesale license agreements (collectively, the “International Agreements”) for use of the BHPC Trademark in Europe. The International Agreements were subject to substantially the same terms and conditions as the Beverly Hills Polo Club licensing agreements described above. Under the International Agreements, as amended, Isaacs Europe was not required to pay any guaranteed minimum annual royalties or to meet guaranteed net shipment volumes for the period beginning on January 1, 2000 and ending on June 30, 2000, and was required to pay a royalty rate of 3.0% on wholesale sales of Beverly Hills Polo Club products, including purchases of Beverly Hills Polo Club products by Beverly Hills Polo Club retail stores in Europe (“Wholesale Purchases”) for the period beginning July 1, 2000 and ending December 31, 2000; however, no guaranteed annual royalties applied. For the period beginning January 1, 2001 and ending December 31, 2001, the International Agreements, as amended, required Isaacs Europe to pay royalties at a rate of 3.0% of Wholesale Purchases, and further required a guaranteed annual royalty of $120,000. Isaacs Europe paid a total of $9,500 and $32,000 in royalties for 2000 and 2001, respectively, under the International Agreements, as amended. The International Agreements expired on December 31, 2001. On December 20, 2001, the Board of Directors voted to sell all of the outstanding common stock of Isaacs Europe. Subsequently, the Company sold 100% of the outstanding common stock of Isaacs Europe to a management group of Isaacs Europe in exchange for repayment of $100,000 of intercompany debt and the assumption of liabilities. The Company recorded a net charge of $1.2 million in the fourth quarter of 2001 relating to the disposition of the Isaacs Europe. In November 2001, the Company disclosed its intent not to renew its licensing agreements with Beverly Hills Polo Club in the United States and Europe. Both of these licenses expired on December 31, 2001.

Credit Control

The Company manages its own credit and collection functions and has never used a factoring service or outside credit insurance. The Company sells to approximately 2,300 accounts throughout the United States and Puerto Rico. All of the functions necessary to service this large volume of accounts are handled by the Company’s in-house credit department in Baltimore, Maryland. The Company extends credit to its customers. Accordingly, the Company may have significant risk in collecting accounts receivable from its customers. The Company has credit policies and procedures which it uses to minimize exposure to credit losses. The Company currently employs five people in its credit department and believes that managing its own credit gives it unique flexibility as to which customers the Company should sell and how much business it should do with each. The Company obtains and periodically updates information regarding the financial condition and credit histories of customers. The Company’s collection personnel evaluate this information and, if appropriate, establish a line of credit. Credit personnel track payment activity for each customer using customized computer software and directly contact customers with receivable balances outstanding beyond 30 days. If these collection efforts are unsuccessful, the Company may discontinue merchandise shipments until the outstanding balance is paid. Ultimately, the Company may engage an outside collection organization to collect past due accounts. Timely contact with customers has been effective in reducing credit losses to an immaterial amount. In 2000 and 2001, the Company’s credit losses were $0.9 million and $1.0 million, respectively and the Company’s actual credit losses as a percentage of net sales were 1.0% and 1.2%, respectively.

Competition

The apparel industry is highly competitive and fragmented and is subject to rapidly changing consumer demands and preferences. The Company believes that its continued success depends in large part upon its ability to anticipate, gauge and respond to changing consumer demands and fashion trends in a timely manner and upon the continued appeal to consumers of the Girbaud brand. The Company competes with numerous apparel brands and distributors (including Buffalo,Calvin Klein, Diesel, DKNY, Guess?, Nautica, Polo Jeans, Sean Jean, and Tommy Jeans). Many of the Company’s competitors have greater financial resources than the Company. Although the level and nature of competition differ among its product categories, the Company believes that it competes on the basis of its brand image, quality of design and value pricing. The Company continued to experience intense competition in 2001 from many established and new competitors at both the specialty store and department store channels of distribution. Under the Girbaud Agreements, certain third parties have retained the right to produce, distribute, advertise and sell, and to authorize others to produce, distribute, advertise and sell certain garments that are similar to some of the Company’s products. Any such production, distribution, advertisement or sale of such garments by such licensor or another authorized party could have a material adverse effect on the Company’s financial condition or results of operations.

Management Information Systems

The Company believes that advanced information processing is essential to maintaining its competitive position. The Company’s systems provide, among other things, comprehensive order processing, production, accounting and management information for the marketing, selling, manufacturing, retailing and distribution functions of the Company’s business. The Company’s software programs allow it to track, among other things, orders, manufacturing schedules, inventory and sales of its products. The programs include centralized management information systems, which provide the various operating departments with financial, sales, inventory and distribution related information. Via electronic data interchange, the Company is able to ship orders, from inventory on hand, to certain customers within 24 to 72 hours from the time of order receipt.

Employees

The Company believes that its employees are one of its most valuable resources. As of March 29, 2002, the Company had approximately 125 full-time employees. The Company is not a party to any labor agreements, and none of its employees is represented by a labor union. The Company considers its relationship with its employees to be good and has not experienced any material interruption of its operations due to labor disputes.

Environmental Matters

The Company is subject to federal, state and local laws, regulations and ordinances that (i) govern activities or operations that may have adverse environmental effects (such as emissions to air, discharges to water, and the generation, handling, storage and disposal of solid and hazardous wastes) or (ii) impose liability for the costs of clean up or other remediation of contaminated property, including damages from spills, disposals or other releases of hazardous substances or wastes, in certain circumstances without regard to fault. Certain of the Company’s operations routinely involve the handling of chemicals and waste, some of which are or may become regulated as hazardous substances. The Company has not incurred any significant expenditures or liabilities for environmental matters. Although the Company believes that its environmental obligations will not have a material adverse effect on its financial condition or results of operations, environmental compliance matters are subject to inherent risks and uncertainties.

ITEM 2. PROPERTIES

Certain information concerning the Company’s principal facilities is set forth below:

Location	Leased or Owned	Use	Approximate Area in Square Feet

Baltimore, MD	Owned	Administrative Headquarters and Office Facilities	40,000
New York, NY	Leased	Sales, Merchandising, Marketing and Sourcing Headquarters	10,100
Milford, DE	Owned	Distribution Center	70,000

The Company also has regional sales offices, all of which are leased, in the following cities: Atlanta, Georgia; Dallas, Texas; Miami, Florida; and Los Angeles, California. The Company believes that its existing facilities are well maintained and in good operating condition. See “ITEM 1. Business—Warehousing and Distribution”. The Company executed a security agreement in favor of Ambra and agreed to grant a mortgage or deed of trust on the Company’s real estate in Milford, Delaware and Baltimore, Maryland as security for the Company’s obligations under a note payable to Ambra. See “Item 7. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations - Termination of the BOSS License Agreement”.

ITEM 3. LEGAL PROCEEDINGS

The Company and certain of its current and former officers and directors were named as defendants in three putative class actions filed in United States District Court for the District of Maryland. The first of the actions was filed on November 10, 1999 by Leo Bial and Robert W. Hampton. The three actions, which were consolidated with Mr. Bial as the first-named plaintiff, purported to have been brought on behalf of all persons (other than the defendants and their affiliates) who purchased the Company’s stock between December 17, 1997 and November 11, 1998. The plaintiffs alleged that the registration statement and prospectus issued in connection with the Company’s initial public offering, completed in December 1997, contained materially false and misleading statements, which artificially inflated the price of the Company’s stock during the class period. Specifically, the complaints alleged violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933. The plaintiffs sought recision, damages, costs and expenses, including attorneys’ fees and experts’ fees, and such other relief as was just and proper. On November 20, 2001 a federal judge approved the settlement of the cases. Under terms of the settlement, all claims against the Company and all of the other defendants were dismissed without admission of liability or wrongdoing by any party. The settlement was funded entirely by the Company’s insurance carrier, and the settlement payment had no adverse effect on the Company’s financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of 2001, there were no matters submitted to a vote of the Company’s stockholders.

PART II

ITEM 5. MARKET FOR THE COMPANY’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The market for the Company’s Common Stock is not an exchange but is the OTC Bulletin Board,  an established quotation service regulated by the National Association of Securities Dealers. As of March 28, 2002, the Company had approximately 1,000 holders of record of the Company’s Common Stock.

Prior to July 19, 2001, the Company’s Common Stock was traded on the Nasdaq National Market under the Symbol “ISAC.” On July 19, 2001, the Company’s securities were delisted from the NASDAQ National Market. Shares of the Company’s Common Stock are now traded on the OTC  Bulletin Board under the ticker symbol “ISAC.OB”. The reported last sale price of the Common Stock on the OTC Bulletin Board on March 28, 2002 was $0.45. The following table sets forth for the periods indicated the high and low closing sale prices for the Common Stock reported by the Nasdaq National Market and the OTC Bulletin Board:

Quarter Ended	High		Low		High		Low
	2001				2000
March 31	$0.94	*	$0.44	*	$3.00	*	$1.3125	*
June 30	$1.00	*	$0.28	*	$3.00	*	$1.375	*
September 30	$0.67	*	$0.25	**	$2.375	*	$1.25	*
December 31	$0.80	**	$0.25	**	$1.75	*	$0.375	*

*                 Denotes closing sale price from the Nasdaq National Market.

**          Denotes closing sales price from the OTC Bulletin Board without dealer mark-ups, markdowns or commissions and may not be representative of the actual transaction.

The Company anticipates that all earnings of the Company will be retained for the foreseeable future for use in the operation of the Company’s business. Any future determination as to the payment of dividends will be at the discretion of the Company’s Board of Directors and will depend upon the Company’s results of operations, financial condition, restrictions in the Company’s credit facilities and other factors deemed relevant by the Board of Directors.

On May 15, 1997, the Board of Directors of the Company and the Company’s stockholders adopted the 1997 Omnibus Stock Plan (the “Plan”). The purpose of the Plan is to promote the long-term growth and profitability of the Company by providing key people with incentives to improve stockholder value and contribute to the growth and financial success of the Company, and by enabling the Company to attract, retain and reward the best-available persons for positions of substantial responsibility. The maximum number of shares of Common Stock that could be issued with respect to awards granted under the Plan was 500,000. The Board of Directors approved an increase in the shares of Common Stock that may be issued with respect to awards granted under the Plan to an aggregate of 1.1 million shares, which increase was approved by the Company’s stockholders at the 1999 annual meeting of stockholders (the “Annual Meeting”). The Plan is administered by the Compensation Committee of the Board of Directors.Participation in the Plan is open to all employees, officers, directors and consultants of the Company or any of its affiliates, as may be selected by the Compensation Committee from time to time. The Plan allows for stock options, stock appreciation rights, stock awards, phantom stock awards and performance awards to be granted. The Compensation Committee will determine the prices, vesting schedules, expiration dates and other material conditions upon which such awards may be exercised. Through December 31, 2001, the Company had granted stock options under the Plan exercisable upon vesting for an aggregate of 1,086,250 stock options. The weighted average exercise price of such options is $1.47 per share. Through December 31, 2001, none of those stock options had been exercised. The issuance of such stock options was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereunder. The Company previously filed a Registration Statement on Form S-8 (the “Form S-8”) to register shares of Common Stock issuable pursuant to awards granted under the Plan.

In November 1999 and May 2000, the Company issued an aggregate of 3.3 million shares of Series A Convertible

Preferred Stock, par value $.001, of the Company (“Preferred Stock”) to Ambra Inc.(“Ambra”). Except as set forth below, the Preferred Stock has all of the same preferences, rights and voting powers as the common stock. The Preferred Stock is not entitled to vote on any matters to be voted upon by the stockholders of the Company, except that the holders of the Preferred Stock are entitled to vote as a separate class, and the vote of a majority of the outstanding shares of Preferred Stock is required for the creation of an equity security senior to the Preferred Stock or the amendment of the certificate of incorporation or by-laws of the Company to the detriment of the holders of the Preferred Stock. The Preferred Stock has a liquidation preference of $1.00 per share plus any declared but unpaid dividends on the Preferred Stock. The Company may redeem, from March 15, 2001 to June 30, 2002, any or all of the Preferred Stock (i) at any time prior to July 1, 2002, at a redemption price of $1.00 per share (ii) at any time from July 1, 2002, through December 31, 2002, for the greater of $1.00 per share or an amount equal to the market value of the number of shares of common stock that the holder of the Preferred Stock would have held had the shares of Preferred Stock to be redeemed been converted into common stock immediately prior to such redemption. Upon the occurrence of an event of default under the $7.2 million note issued by the Company to Ambra in connection with the License Rights Termination Agreement, Ambra may demand a redemption of the Preferred Stock at a redemption price of $1.00 per share.

The Preferred Stock is convertible by Ambra from January 1, 2003, through December 31, 2006, into (at Ambra’s election), (i) a promissory note of the Company at an amount equal to the number of shares of Preferred Stock converted multiplied by $1.00, carrying interest at a rate of 12% per annum and payable over a term of 21 months or (ii) common stock of the Company at a 1:1 conversion ratio. For financial reporting purposes, the Preferred Stock will be considered redeemable Preferred Stock and will be classified outside of stockholders’ equity.

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data set forth below have been derived from the consolidated financial statements of the Company and the related notes thereto. The statement of operations data for the years ended December 31, 1999, 2000 and 2001 and the balance sheet data as of December 31, 2000 and 2001 are derived from the consolidated financial statements of the Company which have been audited by BDO Seidman, LLP, independent certified public accountants, included elsewhere herein. The statement of operations data for the years ended December 31, 1997 and 1998 and the balance sheet data as of December 31, 1997, 1998 and 1999 are derived from the consolidated financial statements of the Company, which have been audited but are not contained herein. The following selected financial data should be read in conjunction with the Company’s consolidated financial statements and the related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included elsewhere herein.

	Year Ended December 31,
	1997		1998	1999	2000	2001
Statement of Income Data: (3)	(in thousands except per share data)
Net sales	$160,903		$112,598	$83,463	$95,861	$82,312
Cost of sales	109,204		89,595	60,956	67,031	55,108
Gross profit	51,699		23,003	22,507	28,830	27,204
Selling expenses	16,104		16,734	12,330	14,464	12,369
License fees	7,550		5,854	6,977	8,343	5,211
Distribution and shipping expenses	4,267		3,800	2,790	3,192	2,976
General and administrative expenses	7,325		9,576	7,754	7,229	6,648
Termination of license agreement	—		—	—	8,068	—
Provision for severance	—		526	750	385	726
Impairment of intangibles	—		—	—	743	—
Recovery of legal fees	(117)		—	—	—	—

Operating income (loss)	16,570		(13,487)	(8,094)	(13,594)	(726)
Interest, net	2,372		1,455	1,624	1,337	1,307
Other income (expense)	3		373	353	139	(149)
Minority interest	(135)		—	—	—	—

Income (loss) from continuing operations before income taxes	14,066		(14,566)	(9,365)	(14,792)	(2,182)
Income tax (provision)/benefit	1,349		(1,351)	(110)	48	—

Income (loss) from continuing operations	15,415		(15,917)	(9,475)	(14,744)	(2,182)

Loss from operations of discontinued subsidiary	(367)		(876)	(737)	(503)	(1,310)
Loss from sale of discontinued subsidiary	—		—	—	—	(1,182)

Loss from discontinued operations	—		(876)	(737)	(503)	(2,492)

Net income (loss)	$15,048		$(16,793)	$(10,212)	$(15,247)	$(4,674)

Basic and diluted income (loss) per share from continuing operations	$3.77	(1)	$(2.04)	$(1.37)	$(1.93)	$(0.28)

Basic and diluted loss per share from discontinued operations	(0.09)	(1)	(0.11)	(0.10)	(0.07)	(0.32)

Basic and diluted net income (loss) per share	$3.68	(1)	$(2.15)	$(1.47)	$(2.00)	$(0.60)
Weighted average common shares outstanding	4,094		7,810	6,935	7,639	7,854

Year Ended December 31,
Pro Forma Statement of Income Data:	1997
Income from continuing operations before income taxes	$14,066
Income tax provision (2)	(5,617)

Income from continuing operations	8,449
Loss from discontinued operations	(367)

Net income	$8,082

Basic and diluted income per share from continuing operations	$1.69

Basic and diluted loss per share from discontinued operations	$(0.07)

Basic and diluted net income per share	$1.62

Weighted average common shares outstanding	5,001

	As of December 31,
	1997	1998	1999	2000	2001
Balance Sheet Data:
Working capital	$45,940	$31,577	$22,610	$16,777	$11,154
Total assets	73,443	59,046	40,435	36,430	22,333
Total debt	11,609	13,848	3,651	14,813	6,841
Redeemable preferred stock	—	—	2,000	3,300	3,300
Stockholders’ equity	52,496	37,313	27,751	13,503	8,816

(1)                                  Historical earnings per share does not reflect a provision for income taxes as the Company had been taxed as an S corporation for the majority of 1997.

(2)                                  Reflects pro forma provision for income taxes as if the Company had been taxed as a C Corporation for the year ended December 31, 1997.

(3)                                  Total losses of $2.5 million for the discontinued operations of Isaacs Europe are included in the year ended December 31, 2001.  All prior periods have been restated.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the “Selected Financial Data” and the Company’s consolidated financial statements and the related notes thereto, which are included elsewhere herein.

Overview

During its first 77 years, the Company became one of the leading manufacturers of pants, trousers and jeans in the United States. The Company was able to utilize its fabric sourcing and manufacturing expertise to build a well known franchise in the men’s and women’s bottoms segment of the apparel industry. In this period, the Company’s marketing efforts were typically driven by its manufacturing capabilities, and branding was limited to Company-owned brands and third-party private labels.

In the late 1980’s, management made a decision to change the Company’s marketing focus from a manufacturing-driven to a brand-driven strategy. This fundamental shift within the Company reflected senior management’s belief that the American sportswear market would be dominated by recognized brands with clearly established images. Management also concluded that increasing market share would go to those companies that were market-driven and able to service their customers with diversified manufacturing and sourcing capabilities. Recognizing its strength in bottoms manufacturing, in 1990 the Company entered into a license agreement for the use of the BOSS brand name on men’s denim apparel and on all types of juniors’ sportswear for the young women’s market. In the fall of 1993, the Company entered into license agreements for the use of the Beverly Hills Polo Club brand name on men’s sportswear in the United States and Puerto Rico. License rights were expanded to include Europe in 1996.

In November 1997, the Company acquired an exclusive license to manufacture and market certain men’s jeanswear and sportswear under the Girbaud brand in the United States and Puerto Rico. The Girbaud brand is an internationally recognized designer sportswear label with a distinct European influence. By targeting men who desire contemporary international fashion, the Girbaud brand has enabled the Company to address another consumer segment within its branded product portfolio. The Company has positioned the Girbaud men’s line with a broad assortment of products, styles and fabrications reflecting a contemporary European look. The Company began marketing a fall men’s collection under the Girbaud brand in February 1998. In March 1998, the Company entered into an exclusive license agreement to manufacture and market certain women’s jeanswear and sportswear under the Girbaud brand in the United States and Puerto Rico. The Company began marketing women’s sportswear under the Girbaud brand in the second quarter of 1998. The Company has positioned the Girbaud women’s line with a broad assortment of contemporary sportswear and jeanswear products. The Company is required to spend  the greater of an amount equal to 3% of Girbaud men’s net sales or $500,000 in advertising and related expenses promoting the men’s Girbaud brand products in each year through the term of the Girbaud men’s agreement. The Company is required to spend  the greater of an amount equal to 3% of Girbaud women’s net sales or $400,000 in advertising and related expenses promoting the men’s Girbaud brand products in each year through the term of the Girbaud men’s agreement. In addition, the Company is required to contribute $190,000 per year to the licensor’s advertising and promotional expenditures for the Girbaud brand. In December 1998, the Girbaud women’s license agreement was amended to provide that the Company would spend an additional $1.8 million in sales and marketing of the brand in 1999. Minimum royalty payments began in the first quarter of 1998.

In May 2000, the Company entered into an exclusive distribution agreement for Girbaud men’s and women’s jeanswear and sportswear products in Canada. The Company will sell to Western Glove Works (“Distributor”) Girbaud products produced in North America at cost plus 12.0%, which is less than its normal profit margins on sales of comparable products to the Company’s retail customers. For products purchased by the Distributor from overseas, the Distributor will pay a distributor’s fee equal to 6.75% of net sales to the Company. Under the agreement, the Distributor will pay a royalty fee equal to 6.25% of net sales to the Company, which will in turn pay the royalty to Latitude Licensing Corp. The initial term of the agreement expired on December 31, 2001. The Distributor may renew the agreement for six additional one-year terms. The Distributor renewed the agreement for an additional one-year term that expires on December 31, 2002. The minimum sales level for calendar year 2002 is $2,000,000 (Canadian Dollars), which results in a minimum distribution fee payable to the Company of $60,000 (Canadian Dollars). The minimum sales level for calendar year 2001 was $1,600,000 (Canadian Dollars), which resulted in a minimum distribution fee payable to the Company of $48,000 (Canadian Dollars). There were no minimum sales levels or distribution fees for calendar year 2000.

The Company also manufactured and marketed a limited number of pants and jeans styles for women under its own “I.C. Isaacs” brand name and under third-party private labels for sale to major chain stores and catalogs and sportswear under the Company-owned Urban Expedition brand. The Company discontinued production of the women’s Company-owned and private label lines and the Company-owned  Urban Expedition (UBX) line in 2001. Substantially all remaining inventories of these products were  shipped during 2001.

By the end of the 1990’s, the Company had completed its strategic repositioning from a manufacturing-driven company to a marketing and brand-driven company. Through a strategy of providing fashionable, branded merchandise, the Company has become a fashion influence for youthful and contemporary consumers who purchase jeanswear and sportswear through specialty and department stores. The Company’s brand-driven market strategy has been evidenced by the increase of licensed, branded apparel as a percentage of the Company’s net sales. In 2001, the Girbaud, Beverly Hills Polo Club and BOSS brands comprised 84.9%, 8.6% and 2.4% of net sales, respectively. This compares to 69.6%, 13.4% and 11.3% in 2000 and 32.9%, 17.3% and 43.7% in 1999, respectively. The Company expects that licensed branded sportswear will determine its product offerings. Concurrent with this strategy, the Company shifted its product mix from predominately bottoms to a full array of sportswear, including tops and outerwear.

                Based on its performance in 2001 and 2000, the Company believes that the Girbaud brand has established itself as the dominant brand in the Company’s future. In the fourth quarter of 2000, the Company decided to dramatically reduce the use of independent contractors’ facilities in Mexico. In 2001, the Company discontinued the use of these contractors except for the purchase of t-shirt blanks. The production of these independent contractors in Mexico was transferred to independent contractors in Asia. By moving this production to Asia, where the Company generally purchases garments as finished goods, the Company believes it has obtained greater flexibility of quantities and styles ordered.

Over the past several years, the Company has shifted its focus from various brands to the Girbaud brand exclusively. In 2000, the Company  terminated its license for use of the BOSS brand. Under the Beverly Hills Polo Club licensing agreements in the United States and Puerto Rico, the Company was required to notify the licensor by June 30, 2001 of the Company’s intention to renew the licenses for both men’s and boys’ sportswear. The Company did not notify the licensor and has allowed both of these licenses to expire on December 31, 2001. During 2002, the Company intends to focus all of its resources on the Girbaud men’s and women’s lines.

Historically, the Company has recognized markdowns for specific unsold inventory in the second and fourth quarters. These specific markdowns are reflected in cost of sales and the related gross margins at the conclusion of the appropriate selling season.

Termination of the BOSS License Agreement

In October 1999, the Company, Ambra Inc. (“Ambra”) and Hugo Boss A.G. (“Hugo Boss”) entered into certain agreements including (i) a license agreement (the “BOSS License Agreement”) granting the Company rights to manufacture and sell apparel using the BOSS brand name and (ii) an agreement pursuant to which the Company issued to Ambra an aggregate of 3.3 million shares of Series A Convertible Preferred Stock, par value $.0001 per share, of the Company (the “Preferred Stock”) and 666,667 shares of common stock, par value $.0001, of the Company. The BOSS License Agreement had an initial term through December 31, 2003 and carried minimum annual royalties of approximately $3.2 million in each of 2000 and 2001, $2.6 million in 2002 and $2.1 million in 2003. The Preferred Stock was redeemable at the option of the Company any time and from time to time and at the option of Ambra upon the occurrence of certain acceleration events under the BOSS License Agreement, in either case at a redemption price of $1.00 per share. Any and all unredeemed shares of Preferred Stock were convertible, at the option of the holder, for a 60 day period beginning October 1, 2003, into a promissory note of the Company in a principal amount equal to $1.00 multiplied by the total number of shares of Preferred Stock being converted, with interest thereafter at an annual interest rate of 12%, payable in four quarterly installments beginning January 1, 2004.

In October 2000, the Board of Directors of the Company authorized the appropriate officers of the Company to negotiate a termination of the BOSS License Agreement. In March 2001, the Company, Ambra and Hugo Boss executed an agreement to terminate the Company’s rights under the BOSS License Agreement (the “License Rights Termination

Agreement”). Pursuant to the License Rights Termination Agreement, (i) the Company issued to Ambra a subordinated secured promissory note (the “Note”) of the Company in the principal amount of $7.2 million, with principal and interest at an annual rate of 8% payable in twenty-four (24) quarterly installments in the amount of (a) $205,500 each through December 31, 2001, (b) $420,000 each from March 31, 2002 through September 30, 2006 and (c) $407,085 on December 31, 2006; (ii) the Company’s rights under the BOSS License Agreement (and the Company’s obligation to pay any royalties thereunder) were terminated; (iii) the Company agreed to sell or dispose of existing BOSS inventory by October 31, 2001; and (iv) the Preferred Stock will be (a) redeemable by the Company until June 30, 2002 for $1.00 per share, (b) redeemable by the Company from July 1, 2002 through December 31, 2002 for the greater of $1.00 per share or an amount equal to the market value of the number of shares of common stock which the holder of the Preferred Stock would have held had the shares of Preferred Stock being redeemed been converted to common stock immediately prior to such redemption; (c) redeemable by Ambra at any time upon an event of default under the Note; and (d) convertible by Ambra from January 1, 2003 through December 31, 2006 into (at Ambra’s election): (x) a subordinated secured promissory note of the Company in the amount equal to the number of shares of Preferred Stock converted multiplied by $1.00, carrying an interest rate of 12% per annum and payable over a term of twenty-one (21) months or (y) common stock of the Company at a 1:1 conversion ratio. The Company also executed a security agreement in favor of Ambra and agreed to grant a mortgage or deed of trust on the Company’s real estate in Milford, Delaware and Baltimore, Maryland as security for the Company’s obligations under the Note.

Sale of Isaacs Europe

On December 20, 2001, the Board of Directors voted to sell all of the outstanding common stock of Isaacs Europe. Subsequently, the Company sold 100% of the outstanding common stock of Isaacs Europe to a management group of Isaacs Europe in exchange for repayment of $100,000 of intercompany debt and the assumption of liabilities. The Company recorded a net charge of $1.2 million in the fourth quarter of 2001 relating to the disposition of Isaacs Europe. In November 2001, the Company disclosed its intent not to renew its licensing agreements with Beverly Hills Polo Club in the United States and Europe. These licenses expired on December 31, 2001. The Company has determined that the sale of Isaacs Europe meets the conditions for presentation as discontinued operations. Total losses of $2.5 million for the discontinued operations of Isaacs Europe are included in the year ended December 31, 2001. Accordingly, the following comparisons have been made based on continuing operations. The results of operations from the discontinued operations were insignificant in all periods presented. All prior periods have been restated. See Note 8 to the “Notes to Consolidated Financial Statements.”

Significant Accounting Policies and Estimates

The Company’s significant accounting policies are more fully described in its Summary of Accounting Policies to the Company’s consolidated financial statements. The preparation of financial statements in conformity with accounting principles generally accepted within the United States requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying financial statements and related notes. In preparing these financial statements, management has made its best estimates and judgements of certain amounts included in the financial statements, giving due consideration to materiality. The Company does not believe there is a great likelihood that materially different amounts would be reported related to the accounting policies described below; however, application of these accounting policies involves the exercise of judgement and the use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.

The Company evaluates the adequacy of its allowance for doubtful accounts at the end of each quarter. In performing this evaluation, the Company analyzes the payment history of its significant past due accounts, subsequent cash collections on these accounts and comparative accounts receivable aging statistics. Based on this information, along with consideration of the general strength of the economy, the Company develops what it considers to be a reasonable estimate of the uncollectible amounts included in accounts receivable. This estimate involves significant judgement by the management of  the Company. Actual uncollectible amounts may differ from the Company’s estimate.

The Company estimates inventory markdowns based on customer orders sold below cost, to be shipped in the following period and on the amount of similar unsold inventory at period end. The Company analyzes recent sales and gross margins on unsold inventory in further estimating inventory markdowns. These specific markdowns are reflected in cost of sales and the related gross margins at the conclusion of the appropriate selling season. This estimate involves significant judgement by the management of the Company. Actual gross margins on sales of excess inventory may differ from the Company’s estimate.

Results of Operations

	Year Ended December 31,
	1999	2000	2001
Net sales	100.0%	100.0%	100.0%
Cost of sales	73.1	69.9	67.0

Gross profit	26.9	30.1	33.0

Selling expenses	14.7	15.1	15.0
License fees	8.4	8.7	6.3
Distribution and shipping expenses	3.3	3.3	3.6
General and administrative expenses	9.3	7.5	8.1
Termination of licensing agreement	—	8.4	—
Provision for severance	0.9	0.4	0.9
Impairment of intangibles	—	0.8	—

Operating loss	(9.8)%	(14.1)%	(0.9)%

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

Net Sales.

Net sales decreased 14.2% to $82.3 million in 2001 from $95.9 million in 2000. The decrease was primarily due to continued declines in the BOSS, Beverly Hills Polo Club and Company-owned and private label brands as a result of the Company’s decision to discontinue the sale of these lines. The decrease in net sales was not the result of any significant reduction in the prices charged for the Company’s continuing products. This decrease was partially offset by an increase of net sales in both the men’s and women’s Girbaud lines. Net sales of Girbaud men’s sportswear increased $0.3 million or 0.5% to $57.9 million. Net sales of Girbaud women’s sportswear increased $1.9 million or 18.6% to $12.1 million. Due to the termination of the Company’s rights under the BOSS License Agreement, net sales of BOSS sportswear decreased $9.0 million or 81.8% to $2.0 million. Net sales of Beverly Hills Club sportswear decreased $4.9 million or 40.8% to $7.1 million. Net sales of Company-owned brands and private label brands decreased $0.2 million or 5.9% to $3.2 million in 2001. The Company began shipping its Urban Expedition (UBX) line in the first quarter of 2000 and shipped $2.1 million in 2000. During 2001, the Company discontinued its  Urban Expedition (UBX) line as sales were insignificant for the year.

Gross Profit.

Gross profit decreased 5.6% to $27.2 million in 2001 from $28.8 million in 2000. Gross profit as a percentage of net sales increased to 33.0% from 30.1% over the same period. The increase in gross profit as a percentage of net sales was primarily due to increased sales of Girbaud jeanswear and sportswear at higher margins than those realized on sales of BOSS and Beverly Hills Polo Club sportswear. In an effort to continue to decrease inventory levels and to generate cash, a significant amount of sales were made 2000 to a mass retailer at gross profit margins significantly below the margins on goods that are sold to department and specialty stores. This adversely affected the overall gross margin. However, the level of these sales in 2001 was less than in 2000. To properly reflect unsold inventory at its net realizable value, the Company had an inventory valuation allowance of $0.3 million at December 31, 2001, compared to an inventory valuation allowance of $1.0 million at December 31, 2000. To help identify inventory shortages as well as excess inventory, the Company monitors inventory levels by product category on a weekly basis. Personnel look at recent sales data and order backlog to help identify slow moving inventory items. Further, sales managers continually discuss product turnover and sales forecasts with sales personnel to aid in identifying product shortages and overages. Based on the information available, the Company believes the inventory valuation provisions were appropriate at December 31, 2001 and 2000, respectively.

Selling, Distribution, General and Administrative Expenses.

Selling, distribution, general and administrative (“SG&A”) expenses decreased 10.3% to $22.7 million in 2001 from $25.3 million in 2000. As a percentage of net sales, SG&A expenses increased to 27.5% from 26.4% over the same period. The increase in SG&A as a percentage of net sales in a period of decreasing expenses was due to the decrease in net sales. Selling expenses decreased 14.5% to $12.4 million from $14.5 million due to decreased commissions to the Company’s salespersons. Distribution and shipping expenses decreased to $3.0 million in 2001 from $3.2 million in 2000 due to decreased personnel at the Company’s distribution facility to correspond with the decrease in merchandise shipments. General and administrative expenses decreased 8.3% to $6.6 million in 2001 from $7.2 million in 2000.  The decrease is attributable primarily to lower amortization expense resulting from the write-off of goodwill and deferred royalty expense in the fourth quarter of 2000. The provision for severance increased 75% in 2001 to $0.7 million from $0.4 million in 2000. The Company recorded an impairment of intangibles for $0.7 million in 2000 related to the goodwill associated with the Company-owned women’s private label line.

License Fees.

License fees decreased $3.1 million to $5.2 million in 2001 from $8.3 million in 2000. As a percentage of net sales, license fees decreased to 6.3% from 8.7%. The decrease in license fees as a percentage of net sales is primarily due to the elimination of the minimum royalties under the BOSS License Agreement, which had been in effect for all of 2000.

Termination of License Agreement.

In connection with the termination of its rights under the BOSS License Agreement, the Company recorded a note payable of $7.2 million and wrote off the remaining deferred royalty expense of $0.7 million and other BOSS related assets of $0.2 million as a charge against earnings totaling $8.1 million in the fourth quarter of 2000.

Operating Loss.

Operating loss decreased 94.9% to $0.7 million in 2001 from $13.6 million in 2000. The improved performance is due to higher gross margins coupled with a reduction in operating expenses as well as the expenses associated with the termination of the BOSS license agreement in 2000 as explained above.

Interest Expense.

Interest expense of $1.3 million remained unchanged in 2001. Interest income earned in 2001 and 2000 was insignificant.

Income Taxes.

The Company recorded an income tax benefit of $48,000 in 2000 related to an overaccrual of state taxes in 1999.

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

Net Sales.

Net sales increased 14.9% to $95.9 million in 2000 from $83.5 million in 1999. The increase was primarily due to growth in both the men’s and women’s Girbaud lines offset by continued declines in the BOSS, Beverly Hills Polo Club and Company-owned and private label brands. Net sales of Girbaud men’s sportswear increased $34.8 million or 152.6%

to $57.6 million. Net sales of Girbaud women’s sportswear increased $5.2 million or 104.0% to $10.2 million. The Company began shipping its   Urban Expedition (UBX) line in the first quarter of 2000 and shipped $2.1 million in 2000. During 2001, the Company discontinued its Urban Expedition (UBX) line due to insignificant sales.Net sales of BOSS sportswear decreased $26.0 million or 70.3% to $11.0 million. Net sales of Beverly Hills Club sportswear decreased $0.9 million or 6.7% to $12.6 million. Net sales of Company-owned brands and private label brands decreased $1.8 million or 34.6% to $3.4 million in 2000.

Gross Profit.

Gross profit increased 28.4% to $28.9 million in 2000 from $22.5 million in 1999. Gross profit as a percentage of net sales increased to 30.1% from 26.9% over the same period. The increase in gross profit as a percentage of net sales was primarily due to increased sales of Girbaud jeanswear and sportswear at higher margins than those realized on sales of BOSS and Beverly Hills Polo Club sportswear. In an effort to continue to decrease inventory levels and to generate cash, a significant amount of sales were made in 1999 and 2000 to a mass retailer at gross profit margins significantly below the margins on goods that are sold to department and specialty stores. This adversely affected the overall gross margin. However, the level of these sales in 2000 was less than in 1999. In addition, the Company had an inventory valuation allowance of $1.0 million at December 31, 2000 to properly reflect unsold inventory at its net realizable value. This inventory valuation allowance included Girbaud, BOSS and Beverly Hills Polo Club products. The Company had an inventory valuation allowance of $2.3 million at December 31, 1999. To help identify inventory shortages as well as excess inventory, the Company monitors inventory levels by product category on a weekly basis.Personnel look at recent sales data and order backlog to help identify slow moving inventory items. Further, sales managers continually discuss product turnover and sales forecasts with sales personnel to aid in identifying product shortages and overages. Based on the information available, the Company believes the inventory valuation provisions were appropriate at December 31, 2000 and 1999, respectively.

Selling, Distribution, General and Administrative Expenses.

Selling, distribution, general and administrative (“SG&A”) expenses increased 6.8% to $25.3 million in 2000 from $23.7 million in 1999. As a percentage of net sales, SG&A expenses decreased to 26.4% from 28.4% over the same period. The decrease in SG&A as a percentage of net sales in a period of increasing expense was due to the significant increase in net sales. Selling expenses increased 17.9% to $14.5 million from $12.3 million due to increased commissions to the Company’s salespersons and increases in promotional costs. Distribution and shipping expenses increased to $3.2 million in 2000 from $2.8 million in 1999 due to increased personnel and wages at the Company’s distribution facility to cover the increase in merchandise shipments. General and administrative expenses decreased 7.7% to $7.5 million due to the elimination, in October 1999, of amortization expense related to the BOSS trademark. Therefore, no amortization expense related to the trademark was recorded by the Company in 2000. The provision for severance decreased 50.0% in 2000 to $0.4 million. In 1999 the Company’s Chief Operating Officer resigned resulting in a provision for severance of $0.8 million and in 2000 the Company recorded a provision for severance related to a plant closing which totaled $0.4 million. The Company recorded an impairment of intangibles for $0.7 million in 2000 related to the goodwill associated with the Company-owned women’s private label line.

License Fees.

License fees increased $1.3 million to $8.3 million in 2000 from $7.0 million in 1999. As a percentage of net sales, license fees increased to 8.7% from 8.4%. The increase in license fees as a percentage of net sales is primarily due to higher royalties for Girbaud offset somewhat by reductions in the minimum royalties under the BOSS License Agreement that was in effect for all of 2000.

Termination of License Agreement.

In connection with the termination of its rights under the BOSS License Agreement, the Company recorded a note payable of $7.2 million and wrote off the remaining deferred royalty expense of $0.7 million and other BOSS related assets of $0.2 million as a charge against earnings totaling $8.1 million in the fourth quarter of 2000.

Operating Loss.

Operating loss increased 67.9% to $13.6 million in 2000 from $8.1 million in 1999. The decline in performance is due to the termination of the BOSS License Agreement offset by higher gross margins at increased sales volumes coupled with a reduction in operating expenses, as explained above.

Interest Expense.

Interest expense decreased $0.3 million to $1.3 million in 2000. The decrease in interest expense is primarily due to the elimination of interest expense in the third quarter of 1999 on the $11.25 million note payable associated with the purchase of the BOSS trademark in November 1997, offset by increased borrowings under the Company’s asset-based revolving line of credit. Interest income earned in 2000 and 1999 was insignificant.

Income Taxes.

The Company recorded an income tax benefit of $48,000 in 2000 related to an overaccrual of state taxes in 1999. The Company recorded income tax expense of $0.1 million in 1999 related to state taxes.

Liquidity and Capital Resources

The Company has relied primarily on internally generated funds, trade credit and asset based borrowings to finance its operations. The Company’s working capital decreased significantly during 2001 compared to 2000. During 2001, the Company reduced its accounts receivable and inventory approximately $4.0 million and $8.7 million, respectively. These funds were used to reduce its revolving line of credit by $7.6 million and to fund the net loss of $4.7 million. As of December 31, 2001, the Company had cash, including temporary investments, of $0.8 million and working capital of $11.2 million compared to $0.8 million and $16.8 million, respectively, as of December 31, 2000.  A decrease in demand for the Company’s products could have a material adverse effect on the Company’s working capital. In connection with the BOSS Termination Agreement, the Company eliminated the minimum royalty payments due Ambra in 2001 through 2003. These were, prior to the termination, $3.2 million, $2.6 million and $2.1 million that would otherwise have been in 2001, 2002 and 2003, respectively. Net of the principal and interest payments on the Termination Note, the Company saved approximately $2.4 million in 2001 and will save approximately $0.9 million and $0.4 million in 2002 and 2003, respectively.

Operating Cash Flow.

Cash provided by operations totaled $8.6 million in 2001 compared to cash used in operations of $4.2 million in 2000. Positive operating cash flow in 2001 is due to the decrease in the net loss and significant decreases in accounts receivable and  inventory levels. Cash used in investing activities during 2001 totaled $0.2 million and was used for the purchase of fixtures for the Girbaud Shop-in-Shop stores and computer equipment of $0.3 million offset by $0.1 million in proceeds from the sale of machinery and equipment from the closing of  the Company’s manufacturing facility in Carthage, Mississippi. Cash used in financing activities totaled $8.5 million resulting primarily from payments on the revolving line of credit and decreases in checks issued against future deposits.

Inventories decreased $8.7  million from December 31, 2000 to December 31, 2001, compared to a decrease of $3.9 million from December 31, 1999 to December 31, 2000. The decrease in 2001 was the result of a $2.3 million reduction in inventory of discontinued lines related to a decrease in quantities purchased to meet sales levels, a decrease of $3.3 million in Girbaud inventory, and a decrease of raw material inventory as the Company completed the move from being a manufacturer to a marketer of apparel. The decrease in 2000 was the result of a $2.6 million reduction in BOSS inventory related to a decrease in quantities purchased to meet sales levels. At December 31, 2001, the Company had an inventory valuation allowance of $0.3 million related to unsold inventory compared to $1.0 million at December 31, 2000.

Capital expenditures were $0.2 million in 2001 compared to $1.1 million in 2000. The Company’s capital expenditures were primarily for the purchase of fixtures for the Girbaud Shop-in-Shop stores and computer equipment of $0.3 million offset by $0.1 million in proceeds from the sale of machinery and equipment from the closing of  the

Company’s manufacturing facility in Carthage, Mississippi. The Company does not currently have commitments for significant capital expenditures in 2002.

Credit Facilities

The Company has an asset-based revolving line of credit (the “Agreement”) with Congress Financial Corporation (“Congress”). As of December 31, 2001 the Company had no outstanding borrowings under the Agreement compared to $7.6 million as of December 31, 2000.  In March 2001, the Agreement was amended to extend the term through December 31, 2002. The amended Agreement provides that the Company may borrow up to (i) 80.0% of net eligible accounts receivable and a portion of inventory, as defined in the agreement less (ii) a $1.0 million special availability reserve. Borrowings under the Agreement may not exceed $25.0 million (including outstanding letters of credit which are limited to $6.0 million from May 1 to September 30 of each year and $4.0 million for the remainder of each year) and bear interest at the lenders prime rate of interest plus 1.0%. Outstanding letters of credit approximated $3.7  million at December 31, 2001. In connection with the March 2001 amendment, the Company paid Congress a financing fee of $150,000. Under the terms of the Agreement, as amended, the Company is required to maintain minimum levels of working capital and tangible net worth. In August 2001, the Agreement was further amended to bring the Company into compliance with its working capital and net worth covenants.  The Company paid Congress a fee of $75,000 in connection with this amendment, the expense of which was recognized in the third quarter of 2001. The Company was in violation of the working capital and the net worth covenants at December 31, 2001 and has obtained a waiver of these violations. In March 2002, the Agreement was further amended to modify the minimum levels of working capital and tangible net worth covenants through the remainder of the extended term of the Agreement. Effective January 1, 2002 the Company is required to maintain minimum net worth and working capital of $6.0 million and $10.0 million, respectively, until July 1, 2002, when these amounts increase to $9.0 million and $13.0 million, respectively. There can be no assurances that the Company will not be in violation of these covenants during 2002 or thereafter. In connection with the March 2002 amendment, the Company paid Congress a financing fee of $20,000.

The Company extends credit to its customers. Accordingly, the Company may have significant risk in collecting accounts receivable from its customers. The Company has credit policies and procedures which it uses to minimize exposure to credit losses. The Company’s collection personnel regularly contact customers with receivable balances outstanding beyond 30 days to expedite collection. If these collection efforts are unsuccessful, the Company may discontinue merchandise shipments until the outstanding balance is paid. Ultimately, the Company may engage an outside collection organization to collect past due accounts. Timely contact with customers has been effective in reducing credit losses. In 2001 and 2000, the Company’s credit losses were $1.0 million and $0.9 million, respectively and the Company’s actual credit losses as a percentage of net sales were 1.2% and 1.0%, respectively.

The Company has the following contractual obligations and commercial commitments as of December 31, 2001:

Schedule of contractual obligations:

	Payments Due By Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term debt	$6,841,087	$1,160,134	$4,094,396	$1,586,557	$—
Operating leases	1,003,302	631,925	371,377	—	—
Girbaud license obligations	5,915,000	5,915,000	—	—	—
Total contractual cash obligations	$13,759,389	$7,707,059	$4,465,773	$1,586,557	$—

Schedule of commercial commitments:

	Amount of Commitment Expiration Per Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Line of credit *	$25,000,000	$25,000,000	$—	$—	$—
Standby letters of credit *	4,000,000	4,000,000	—	—	—

Total commercial commitments	$29,000,000	$29,000,000	$—	$—	$—

*               The Company has an asset-based revolving line of credit. The Company may borrow up to 80% of net eligible accounts receivable and a portion of inventory. Borrowings under the revolving line of  credit may not exceed $25.0 million including outstanding letters of credit, which are limited to $6.0 million from May 1 to September 30 of each year and $4.0 million for the remainder of each  year. At December 31, 2001, the Company had no borrowings under its revolving line of credit  and outstanding letters of credit approximated $3.7 million.

The Company believes that current levels of cash and cash equivalents ($0.8 million at December 31, 2001) together with cash from operations and funds available under its Agreement, will be sufficient to meet its capital requirements for the next 12 months.

Backlog and Seasonality

The Company’s business is impacted by the general seasonal trends that are characteristic of the apparel and retail industries. In the Company’s segment of the apparel industry, sales are generally higher in the first and third quarters. Historically, the Company has taken greater markdowns in the second and fourth quarters. The Company generally receives orders for its products three to five months prior to the time the products are delivered to stores. As of December 31, 2001, the Company had unfilled orders of approximately $24.0 million, compared to $32.0 million of such orders as of December 31, 2000. The backlog at December 31, 2001 consisted entirely of orders for the Company’s Girbaud products. The backlog at December 31, 2000 consisted of orders for the Company’s Girbaud, BOSS and BHPC products. The backlog for Girbaud products at December 31, 2000 was $ 24.0 million. The backlog of orders at any given time is affected by a number of factors, including seasonality, weather conditions, scheduling of manufacturing and shipment of products. As the time of the shipment of products may vary from year to year, the results for any particular quarter may not be indicative of the results for the full year.

Inflation

The Company does not believe that the relatively moderate rates of inflation experienced in the United States over the last year have had a significant effect on its net sales or profitability. Although higher rates of inflation have been experienced in a number of foreign countries in which the Company’s products are manufactured, the Company does not believe that they have had a material effect on the Company’s net sales or profitability.

Recent Accounting Pronouncements

In June 2001, the FASB issued Statement of Financial Accounting Standards No.141, “Business Combinations” (“SFAS 141”). SFAS 141 changed the accounting for business combinations, requiring that all business combinations be accounted for using the purchase method and that intangible assets be recognized as assets apart from goodwill if they arise from contractual or other legal rights, or if they are separable or capable of being separated from the acquired entity and sold, transferred, licensed, rented or exchanged. SFAS 141 is effective for all business combinations initiated after June 30, 2001.

In June 2001, the FASB issued Statement of Financial Accounting Standards No.142, “Accounting for Goodwill” (“SFAS 142”). SFAS 142 establishes accounting standards for existing goodwill related to purchase business combinations. Under SFAS 142, the Company would discontinue the periodic amortization of goodwill effective with adoption of the SFAS 142. Also, the Company would have to test any remaining goodwill for possible impairment within six months of adoption of SFAS 142, and periodically thereafter, based on new valuation criteria set forth in SFAS 142. Further, SFAS 142 has new criteria for purchase price allocation. SFAS becomes effective January 1, 2002.

The Company does not believe either of these pronouncements will have a material effect on the Company’s financial statements.

ITEM 7-A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s principal market risk results from changes in floating interest rates on short-term debt. The Company does not use interest rate swap agreements to mitigate the risk of adverse changes in the prime interest rate. However, the impact of a 100 basis point change in interest rates affecting the Company’s short-term debt would not be material to the net loss, cash flow or working capital. The Company does not hold long-term interest sensitive assets and therefore is not exposed to interest rate fluctuations for its assets. The Company does not hold or purchase any derivative financial instruments for trading purposes.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the Company and the report of independent certified public accountants thereon are set forth on pages 27 through 50 hereof.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
DISCLOSURE

None.

PART III

ITEM 10.               DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The information appearing in the Company’s Definitive Proxy Statement prepared in connection with the 2002 Annual Meeting of Stockholders to be held on June 6, 2002 (the “Proxy Statement”) under the captions “Proposal 1: Election of Three Class II Directors”, “Principal Executive Officers of the Company Who Are Not Also Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” are incorporated herein by reference.  The Proxy Statement will be filed not later than 120 days after the end of the fiscal year covered by this annual report on Form 10-K.

ITEM 11.               EXECUTIVE COMPENSATION

The information appearing in the Proxy Statement under the caption “Executive Compensation” is incorporated herein by reference.

ITEM 12.               SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information appearing in the Proxy Statement under the caption “Security Ownership Of Certain Beneficial Owners And Management” is incorporated herein by reference.

ITEM 13.               CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information appearing in the Proxy Statement under the caption “Certain Relationships And Related Transactions” is incorporated herein by reference.

PART IV

ITEM 14.               EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)1. Financial Statements. The following financial statements, related notes and the Report of Independent Auditors, are included in response to Item 8 hereof:

(a)2. Financial Statements Schedules. The following is a list of all financial statements schedules filed herewith

Schedule II-Valuation and Qualifying Accounts

Schedules other than those listed above have been omitted because they are not required or are not applicable, or the required information has been included in the Consolidated Financial Statements or the Notes thereto.

(a)3. Exhibits (numbered in accordance with Item 601 of Regulation S-K). The following is a list of Exhibits filed herewith:

10.91 Twenty-fourth Amendment to Financing Agreements dated March 11, 2002

10.92 Amendment No.3 to Trademark License and Technical Assistance Agreement Covering Men’s Products Dated May 31, 2001

23.01 Consent of BDO Seidman, LLP

(b) Reports on Form 8-K:

On December 20, 2001, the Board of Directors approved the sale of Isaacs Europe. On February 4, 2002, the Company filed a Current Report on Form 8-K to announce that, on February 1, 2002, it sold all of the outstanding common stock of Isaacs Europe to a management group of Isaacs Europe in exchange for the repayment of $100,000 of intercompany debt and the assumption of liabilities.  The Company recorded a $1.2 million net charge in the fourth quarter of 2001 relating to the disposition of Isaacs Europe.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

I.C. ISAACS & COMPANY , INC.
(REGISTRANT)

By:	/s/ ROBERT J. ARNOT
Robert J. Arnot
Chairman of the Board
and Chief Executive Officer
Date: March 29, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROBERT J. ARNOT	Chairman of the Board and Chief Executive Officer,	March 29, 2002
Robert J. Arnot	President and Director (Principal Executive Officer)

/s/ EUGENE C. WIELEPSKI	Vice President and Chief Financial Officer and	March 29, 2002
Eugene C. Wielepski	Director (Principal Financial and Accounting Officer)

/s/ DANIEL GLADSTONE	President Girbaud Division and Director	March 29, 2002
Daniel Gladstone

/s/ JON HECHLER	Director	March 29, 2002
Jon Hechler

/s/ RONALD S. SCHMIDT	Director	March 29, 2002
Ronald S. Schmidt

/s/ THOMAS P. ORMANDY	Director	March 29, 2002
Thomas P. Ormandy

/s/ NEAL J. FOX	Director	March 29, 2002
Neal J. Fox

/s/ ANTHONY J. MARTERIE	Director	March 29, 2002
Anthony J. Marterie

Report of Independent Certified Public Accountants  on Financial Statement Schedules

I.C. Isaacs & Company, Inc.

The audits referred to in our report to I.C. Isaacs & Company, Inc. dated February 22, 2002, which is contained in Item 8 of this Form 10-K, include the audit of the financial statement schedule listed in the accompanying index for the each of the three years in the period ended December 31, 2001. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, such schedule presents fairly, in all material respects, the information set forth therein.

BDO Seidman, LLP

Washington, D.C.

February 22, 2002

SCHEDULE II

I.C. Isaacs & Company, Inc.

Valuation and Qualifying Accounts

Description	Balance Beginning of the Year	Charged to Costs and Expenses	Deduction		Balance at End of Year
Year Ended December 31, 1999
Allowance for doubtful accounts	$1,353,000	$1,023,000	$(1,651,000)		$725,000
Reserve for sales returns and discounts	96,000	4,278,000	(4,221,000)		153,000
Year Ended December 31, 2000
Allowance for doubtful accounts	725,000	837,000	(932,000)		630,000
Reserve for sales returns and discounts	153,000	6,005,000	(5,928,000)		230,000
Year Ended December 31, 2001
Allowance for doubtful accounts	630,000	880,000	(1,110,000	)(1)	400,000
Reserve for sales returns and discounts	230,000	4,803,000	(4,835,000)		198,000

(1)                                  This amount includes a $90,000 reduction in the allowance for doubtful accounts due to the sale of the common stock of Isaacs Europe in the fourth quarter of 2001.

Report of Independent Certified Public Accountants

To the Board of Directors and Stockholders

I.C. Isaacs & Company, Inc.

Baltimore, Maryland

We have audited the accompanying consolidated balance sheets of I.C. Isaacs & Company, Inc. and subsidiaries as of December 31, 2000 and 2001 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of I.C. Isaacs & Company, Inc. and subsidiaries at December 31, 2000 and 2001 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

BDO Seidman, LLP

Washington, D.C.

February 22, 2002

I.C. Isaacs & Company, Inc.

Consolidated Balance Sheets

	December 31,
	2000	2001
Assets
Current
Cash, including temporary investments of $203,000 and $170,000	$847,644	$826,812
Accounts receivable, less allowance for doubtful accounts of $630,000 and $400,000 (Note 3)	13,618,127	9,337,333
Inventories (Notes 1 and 3)	14,307,339	5,070,802
Prepaid expenses and other	446,644	423,062
Refundable income taxes	342,822	31,192
Total current assets	29,562,576	15,689,201
Property, plant and equipment, at cost, less accumulated depreciation and amortization (Note 2)	3,156,967	2,521,696
Trademark and licenses, less accumulated amortization of $636,514 and $965,818 (Note 9)	713,486	384,182
Other assets (Note 10)	2,996,715	3,737,804
	$36,429,744	$22,332,883
Liabilities and Stockholders’ Equity
Current
Checks issued against future deposits	$845,344	$348,856
Current maturities of revolving line of credit (Note 3)	7,613,109	—
Current maturities of long-term debt (Note 3)	358,913	1,160,134
Accounts payable	1,135,007	1,090,453
Accrued expenses and other current liabilities (Note 4)	2,832,924	1,936,150

Total current liabilities	12,785,297	4,535,593

Long-term debt (Note 3)	6,841,087	5,680,953

Redeemable preferred stock (Notes 6 and 9)	3,300,000	3,300,000

Commitments and contingencies (Notes 3, 9 and 10)

Stockholders’ Equity (Notes 6, 7 and 9)
Preferred stock; $.0001 par value; 5,000,000 shares authorized, none outstanding	—	—
Common stock; $.0001 par value; 50,000,000 shares authorized; 9,011,366 shares issued; 7,864,657 and 7,834,657 shares outstanding	901	901
Additional paid-in capital	39,674,931	39,674,931
Accumulated deficit	(23,862,442)	(28,536,624)
Treasury stock, at cost (1,146,709 and 1,176,709 shares)	(2,310,030)	(2,322,871)

Total stockholders’ equity	13,503,360	8,816,337
	$36,429,744	$22,332,883

See accompanying summary of accounting policies and notes to consolidated financial statements.

I.C. Isaacs & Company, Inc.

Consolidated Statements of Operations

	Years Ended December 31,
	1999	2000	2001
Net sales	$83,462,775	$95,861,375	$82,311,654
Cost of sales	60,956,183	67,031,379	55,108,041

Gross profit	22,506,592	28,829,996	27,203,613
Operating Expenses
Selling	12,329,428	14,464,154	12,369,155
License fees (Note 9)	6,977,328	8,343,310	5,210,978
Distribution and shipping	2,790,263	3,191,673	2,975,405
General and administrative	7,753,782	7,228,876	6,648,167
Termination of license agreement (Note 9)	—	8,067,908	—
Provision for severance (Note 9)	750,000	385,314	726,400
Impairment of intangibles (Note 9)	—	743,590	—
Total operating expenses	30,600,801	42,424,825	27,930,105
Operating loss	(8,094,209)	(13,594,829)	(726,492)

Other income (expense)
Interest, net of interest income of $27,339, $18,668 and $2,805	(1,623,825)	(1,337,151)	(1,307,151)
Other, net	352,770	139,637	(148,648)
Total other expense	(1,271,055)	(1,197,514)	(1,455,799)

Loss from continuing operations before income taxes	(9,365,264)	(14,792,343)	(2,182,291)
Income tax (provision) benefit (Note 5)	(110,000)	48,000	—
Loss from continuing operations	(9,475,264)	(14,744,343)	(2,182,291)

Discontinued operations (Note 8)
Loss from operations of discontinued subsidiary	(737,118)	(502,987)	(1,309,610)
Loss from sale of discontinued subsidiary	—	—	(1,182,281)
Loss from discontinued operations	(737,118)	(502,987)	(2,491,891)
Net loss	$(10,212,382)	$(15,247,330)	$(4,674,182)

Basic and diluted net loss per share from continuing operations	$(1.37)	$(1.93)	$(0.28)

Basic and diluted net loss per share from discontinued operations	(0.10)	(0.07)	(0.32)

Basic and diluted net loss per share	$(1.47)	$(2.00)	$(0.60)
Weighted average common shares outstanding	6,935,005	7,638,792	7,853,780

See accompanying summary of accounting policies and notes to consolidated financial statements.

I.C. Isaacs & Company, Inc.

Consolidated Statements of Stockholders’ Equity

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total
Balance, at December 31, 1998	—	—	8,344,699	$834	$38,924,998	$1,597,270	$(3,210,030)	$37,313,072
Net loss	—	—	—	—	—	(10,212,382)	—	(10,212,382)
Purchase of treasury stock	—	—	—	—	—	—	(100,000)	(100,000)
Issuance of treasury stock	—	—	—	—	(250,000)	—	1,000,000	750,000

Balance, at December 31, 1999	—	—	8,344,699	834	38,674,998	(8,615,112)	(2,310,030)	27,750,690
Net loss	—	—	—	—	—	(15,247,330)	—	(15,247,330)
Issuance of common stock	—	—	666,667	67	999,933	—	—	1,000,000

Balance, at December 31, 2000	—	—	9,011,366	901	39,674,931	(23,862,442)	(2,310,030)	13,503,360
Net loss	—	—	—	—	—	(4,674,182)	—	(4,674,182)
Purchase of treasury stock	—	–—	—–	—	—	—	(12,841)	(12,841)

Balance, at December 31, 2001	—	—	9,011,366	$901	$39,674,931	$(28,536,624)	$(2,322,871)	$8,816,337

See accompanying summary of accounting policies and notes to consolidated financial statements.

I.C. Isaacs & Company, Inc.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	1999	2000	2001
Operating Activities
Net loss	$(10,212,382)	$(15,247,330)	$(4,674,182)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Provision for doubtful accounts	1,022,828	837,275	880,019
Write off of accounts receivable	(1,650,828)	(932,275)	(1,019,727)
Provision for sales returns and discounts	4,277,845	6,004,743	4,803,384
Sales returns and discounts	(4,221,184)	(5,927,743)	(4,835,384)
Depreciation and amortization	2,150,841	1,770,751	1,176,378
Impairment of intangibles	—	743,590	—
Gain on sale of assets	(288,788)	(135,364)	(56,340)
Termination of license agreement	—	8,067,908	—
Compensation expense on stock options	7,264	10,500	3,239
Loss on sale of subsidiary	—	—	1,182,281
(Increase) decrease in assets
Accounts receivable	4,525,290	(2,649,577)	4,037,841
Inventories	4,920,648	3,893,984	8,731,917
Prepaid expenses and other	588,830	(98,904)	23,582
Refundable income taxes	1,443,185	13,443	311,630
Other assets	(965,513)	(25,887)	(805,375)
Increase (decrease) in liabilities
Accounts payable	(2,378,249)	(788,451)	(216,764)
Accrued expenses and other current liabilities	1,220,924	306,158	(900,013)
Cash provided by (used in) operating activities	440,711	(4,157,179)	8,642,486

Investing Activities
Proceeds from sale of assets	288,788	366,402	126,397
Capital expenditures	(767,032)	(1,068,308)	(308,364)
Cash used in investing activities	(478,244)	(701,906)	(181,967)

Financing Activities
Checks issued against future deposits	(1,004,840)	551,255	(496,488)
Purchase of treasury stock	(100,000)	—	(12,841)
Principal proceeds from (payments on) revolving line of credit	1,232,235	3,968,639	(7,613,109)
Principal payments on long-term debt	(179,864)	(6,258)	(358,913)
Deferred financing costs	(62,500)	—	—
Cash provided by (used in) financing activities	(114,969)	4,513,636	(8,481,351)
Decrease in cash and cash equivalents	(152,502)	(345,449)	(20,832)
Cash and Cash Equivalents, at beginning of year	1,345,595	1,193,093	847,644
Cash and Cash Equivalents, at end of year	$1,193,093	$847,644	$826,812

See accompanying summary of accounting policies and notes to consolidated financial statements.

I.C. Isaacs & Company, Inc.

Summary of Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of I.C. Isaacs & Company, Inc. (“ICI”), I.C. Isaacs Europe, S.L. (“Isaacs Europe”), I.C. Isaacs & Company, L.P. (the “Partnership”), Isaacs Design, Inc. (“Design”) and I.C. Isaacs Far East Ltd. (collectively the “Company”). The Company sold the common stock of Isaacs Europe, SL in December 2001. I.C.Isaacs Far East Ltd.did not have any significant revenue or expenses in 1999, 2000 and 2001. All intercompany balances and transactions have been eliminated.

Business Description

I.C. Isaacs & Company, Inc.(together with its predecessors and subsidiaries, including I.C. Isaacs & Company L.P., the “Company”) is a designer and marketer of branded jeanswear and sportswear. The Company, which operates in one business segment, designs and markets branded jeanswear and sportswear. The Company offers collections of jeanswear and sportswear for men and women under the Marithé and François Girbaud brand in the United States, Puerto Rico and Canada. The Girbaud brand is an internationally recognized designer label with a distinct European influence. The Company has positioned the Girbaud line with a broad assortment of products, styles and fabrications reflecting a contemporary European look. The Company markets a full collection of men’s jeanswear and sportswear under the Girbaud brand, including a broad array of bottoms, tops and outerwear. In August 1998, the Company introduced a women’s sportswear collection under the Girbaud brand, which also includes a wide assortment of bottoms, tops and outerwear. In May 2000, the Company acquired an exclusive license to market certain men’s and women’s jeanswear and sportswear under the Girbaud brand in Canada and began making shipments in December 2000. Net sales of Girbaud products accounted for 84.9% and 69.6% of the Company’s sales in 2001 and 2000, respectively. Based on its performance in 2001 and 2000, the Company believes that the Girbaud brand has established itself as the dominant brand in the Company’s future.

Until December 2001, the Company offered collections of sportswear for men and boys under the Beverly Hills Polo Club brand in the United States, Puerto Rico and Europe. Under the Beverly Hills Polo Club licensing agreements in the United States and Puerto Rico, the Company was required to notify the licensor by June 30, 2001 of the Company’s intention to renew the licenses for both men’s and boys’ sportswear. The Company did not notify the licensor and has allowed both of these licenses to expire on December 31, 2001. Net sales of Beverly Hills Polo Club sportswear accounted for 8.6% and 13.4% of the Company’s net sales in 2001 and 2000, respectively. The Company also offered women’s pants and jeans under various Company owned brand names as well as under third party private labels for sale to major chain stores and catalogs. In 1999, the Company introduced a collection of men’s sportswear under the Company owned Urban Expedition (UBX) brand in the United States and Europe. The Company also offered collections of jeanswear and sportswear for young men, women and boys under the BOSS brand in the United States and Puerto Rico. In the fourth quarter of 2000, the Company began restructuring its product lines in an effort to focus on growth potential and eliminate poorly performing lines. The Company terminated its license agreement for the design and marketing of the BOSS brand of sportswear for men and boys in the United States in 2000. The Company discontinued production of the women’s Company-owned and private label lines and the Urban Expedition (UBX) line in 2001. Substantially all remaining inventories of these products were shipped during 2001.

On December 20, 2001, the Board of Directors voted to sell all of the outstanding common stock of I.C. Isaacs Europe, SL, its Spanish subsidiary (“Isaacs Europe”). Subsequently, the Company sold 100% of the outstanding common stock of Isaacs Europe to a management group of Isaacs Europe in exchange for repayment of $100,000 of intercompany debt and the assumption of liabilities. The Company recorded a net charge of $1.2 million in the fourth quarter of 2001 relating to the disposition of Isaacs Europe. In November 2001, the Company disclosed its intent not to renew its licensing agreements with Beverly Hills Polo Club in the United States and Europe. Both of these licenses expired on December 31, 2001.

Risks and Uncertainties

The apparel industry is highly competitive.  The Company competes with many companies, including larger, well capitalized companies which have sought to increase market share through massive consumer advertising and price reductions.  The Company continues to experience increased competition from many established and new competitors at both the department store and specialty store channels of distribution.  The Company continues to redesign its jeanswear and sportswear lines in an effort to be competitive and compatible with changing consumer tastes. Also, the Company has developed and implemented new marketing initiatives to promote its Girbaud brand, including “shop-in-shops”.  A risk to the Company is that such a strategy may lead to continued pressure on profit margins.  In the past several years, many of the Company’s competitors have switched much of their apparel manufacturing from the United States to foreign locations such as Mexico, the Dominican Republic and throughout Asia.  As competitors lower production costs, it gives them greater flexibility to lower prices.  Over the last several years, the Company also switched its production to contractors outside the United States to reduce costs.  In 2001, the Company began importing substantially all of its inventory, excluding t-shirts, as finished goods from contractors in Asia.  This shift in purchasing requires the Company to estimate sales and issue purchase orders for inventory well in advance of receiving firm orders from its customers.  A risk to the Company is that its estimates may differ from actual orders.  If this happens, the Company may miss sales because it did not order enough, or it may have to sell excess inventory at reduced prices.  The Company faces other risks inherent in the apparel industry.  These risks include changes in fashion trends and related consumer acceptance and the continuing consolidation in the retail segment of the apparel industry.  The Company’s ability, or inability, to manage these risk factors could influence future financial and operating results.

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

Concentration of Credit Risk

Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of trade accounts receivable.  The Company’s customer base is not concentrated in any specific geographic region, but is concentrated in the retail industry.  For the years ended December 31, 1999, 2000 and 2001, sales to one customer were $12,012,202, $5,528,436 and $4,361,417.  These amounts constitute 14.2%, 5.7% and 5.3% of total sales, respectively.  The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.  The Company’s actual credit losses as a percentage of net sales were 2.0%, 1.0% and 1.2% for the years ended December 31, 1999, 2000 and 2001, respectively.

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

Goodwill

The Company had recorded goodwill based on the excess of purchase price over net assets acquired.  The Company analyzed the operating income of the women’s Company-owned and private label lines in relation to the goodwill amortization on a quarterly basis for evidence of impairment.  During the year ended December 31, 1998, management determined that the reduction in sales had significantly impacted the operating income of the women’s Company-owned and private label lines and that an impairment of the goodwill associated with the lines occurred.  In response, for the year ended December 31, 1998 management recorded a write down of $435,000 and reduced the life of the goodwill from 40 years to 20 years.  Effective October 1, 1998, the remaining goodwill was being amortized over 63 months.  In the fourth quarter of 2000, the Company decided to discontinue production of the women’s Company-owned and private label lines.  Accordingly, management determined the goodwill associated with these lines had been impaired and recorded a write down of $743,590 in the quarter ended December 31, 2000.

Trademark and Licenses

Included in trademark and licenses is the cost of certain licenses which allow the Company to produce and market certain branded apparel.  The Company capitalized the cost of obtaining the trademark and licenses, with the cost being amortized on a straight-line basis over the initial term of the trademark or license.  The Company accrues royalty expense related to the licenses at the greater of the specified percentage of sales or the minimum guaranteed royalty set forth in the license agreements.

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

Advertising Costs

Advertising costs, included in selling expenses, are expensed as incurred and were $2,796,430, $1,993,754  and $1,767,647 for the years ended December 31, 1999, 2000 and 2001 respectively.

Cash Equivalents

For purposes of the statements of cash flows, all temporary investments purchased with a maturity of three months or less are considered to be cash equivalents.

Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No.109, “Accounting for Income Taxes” (“SFAS 109”). Under SFAS 109, deferred taxes are determined using the liability method which requires the recognition of deferred tax assets and liabilities based on differences between financial statement and the income tax basis using presently enacted tax rates.

Fair Value of Financial Instruments

Financial instruments of the Company include long-term debt.  Based upon current borrowing rates available to the Company,  estimated fair values of these financial instruments approximate their recorded amounts.

Earnings Per Share

Earnings per share is based on the weighted average number of shares of common stock and dilutive common stock equivalents outstanding.  Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period.  Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity.  Basic and diluted earnings per share are the same during 1999, 2000 and 2001 because the impact of dilutive securities is anti-dilutive.  There were outstanding employee stock options of 996,250, 1,020,250 and 1,086,250 at December 31, 1999, 2000 and 2001, respectively.  These stock options were excluded from the computation of earnings per share for their inclusion would have been anti-dilutive.

Comprehensive Income

Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (“SFAS 130”), establishes standards for reporting and display of comprehensive income, its components and accumulated balances.  Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners.  Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.  The Company has no items of comprehensive income to report.

Recent Accounting Pronouncements

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”). SFAS 141 changed the accounting for business combinations, requiring that all business combinations be accounted for using the purchase method and that intangible assets be recognized as assets apart from goodwill if they arise from contractual or other legal rights, or if they are separable or capable of being separated from the acquired entity and sold, transferred, licensed, rented or exchanged. SFAS 141 is effective for all business combinations initiated after June 30, 2001.

In June 2001, the FASB issued Statement of Financial Accounting Standards No.142, “Accounting for Goodwill” (“SFAS 142”). SFAS 142 establishes accounting standards for existing goodwill related to purchase business combinations.  Under SFAS 142, the Company would discontinue the periodic amortization of goodwill effective with adoption of the SFAS 142.  Also, the Company would have to test any remaining goodwill for possible impairment within six months of adoption of SFAS 142, and periodically thereafter, based on new valuation criteria set forth in SFAS 142.  Further, SFAS 142 has new criteria for purchase price allocation. SFAS becomes effective January 1, 2002.

The Company does not believe either of these pronouncements will have a material affect on the Company’s financial statements.

I.C. Isaacs & Company, Inc.

Notes to Consolidated Financial Statements

1. Inventories

Inventories consist of the following:

	December 31,
	2000	2001
Raw materials	$2,139,305	$763,233
Work-in-process	534,867	489,551
Finished goods	11,633,167	3,818,018
	$14,307,339	$5,070,802

2. Property, Plant and Equipment

Property, plant and equipment consists of the following:

			Estimated
	December 31,		Useful
	2000	2001	Lives
Land	$714,304	$714,304
Buildings and improvements	4,144,261	4,144,261	18 years
Machinery, equipment and fixtures	7,142,227	7,041,339	5-7 years
Other	1,563,678	1,427,176	various

	13,564,470	13,327,080
Less accumulated depreciation and amortization	10,407,503	10,805,385
	$3,156,967	$2,521,696

3. Long-term Debt

Long–term debt consists of the following:

	December 31,
	2000	2001
Revolving line of credit (a)	$7,613,109	$—
Notes payable (b)	7,200,000	6,841,087

Total	14,813,109	6,841,087

Less current maturities of revolving line of credit	7,613,109	—
Less current maturities of long-term debt	358,913	1,160,134
	$6,841,087	$5,680,953

(a)                                  The Company has an asset-based revolving line of credit (the “Agreement”) with Congress Financial Corporation (“Congress”).  As of December 31, 2000 and 2001 the Company had $7,613,109 and $0, respectively, in outstanding borrowings under its revolving line of credit.  In March 2001, the Agreement was amended to extend the term through December 31, 2002.  The amended Agreement provides that the Company may borrow up to

80.0% of net eligible accounts receivable and a portion of inventory, as defined in the Agreement. Borrowings under the Agreement may not exceed $25.0 million including outstanding letters of credit which are limited to $6.0 million from May 1 to September 30 of each year and $4.0 million for the remainder of each year, and bear interest at the lender’s prime rate of interest plus 1.0% (effectively 5.7% at December 31, 2001).  In connection with amending the Agreement in March 2001, the Company paid  Congress a financing fee of $150,000.  The financing fee is being amortized over 21 months, ending December 31, 2002. Under the terms of the Agreement, the Company is required to maintain minimum levels of working capital and tangible net worth. In August 2001, the Agreement was further amended to allow the Company’s performance to be in compliance with its working capital and net worth covenants.  The Company paid Congress a fee of $75,000 in connection with this amendment, the expense of which was recognized in the third quarter of 2001. Outstanding letters of credit approximated $3.7 million at December 31, 2001.  The Company was in violation of the working capital and the net worth covenants at December 31, 2001 and has obtained a waiver of these violations.  In March 2002, the Agreement was further amended to modify the minimum levels of working capital and tangible net worth covenants through the remainder of the extended term of the Agreement.  Effective January 1, 2002 the Company is required to maintain minimum net worth and working capital of $6.0 million and $10.0 million, respectively, until July 1, 2002, when these amounts increase to $9.0 million and $13.0 million, respectively.  There can be no assurances that the Company will not be in violation of these covenants during 2002 or thereafter.  In connection with the March 2002 amendment, the Company paid Congress a financing fee of $20,000.

Average short-term borrowings and the related interest rates are as follows:

	Year Ended December 31,
	2000	2001
Borrowings under revolving line of credit	$7,613,109	$—
Weighted average interest rate	10.63%	8.6%
Maximum month-end balance during year	$15,356,405	$10,021,581
Average month-end balance during year	$10,263,820	$6,781,314

(b)                                 In March 2001, the Company issued a $7,200,000 note payable to Ambra, Inc. (“Ambra”) as consideration for the BOSS Termination Agreement. The note payable, which bears interest at 8.0% per annum with interest and principal payable quarterly through December 31, 2006, is subordinated to the asset-based line of credit and is collateralized by a second security interest in the Company’s assets. The termination expense and this note payable were recorded as of December 31, 2000 as further discussed in Note 9.

At December 31, 2001, long-term debt maturities are as follows:

2002	$1,160,134
2003	1,257,135
2004	1,361,202
2005	1,476,059
2006	1,586,557
$6,841,087

4. Accrued Expenses

Accrued expenses consist of the following:

	December 31,
	2000	2001

Severance benefits	$335,318	$526,611
Selling bonuses	408,551	460,000
License obligation	—	325,000
Customer credit balances	300,137	215,805
Royalties	1,267,150	107,061
Property taxes	92,019	86,585
Accrued compensation	99,221	87,707
Payroll tax withholdings	152,288	56,381
Accrued professional fees	100,000	50,000
Directors compensation expense	17,763	—
Other	60,477	21,000
	$2,832,924	$1,936,150

5. Income Taxes

The income tax provision (benefit) consists of the following:

	Year ended December 31,
	1999	2000	2001
Current
Federal	$—	$—	$—
State and local	110,000	(48,000)	—
	110,000	(48,000)	—
Deferred	—	—	—
	$110,000	$(48,000)	$—

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. The Company has net operating loss carry forwards for income tax reporting purposes of approximately $40,200,000 for which no income tax benefit has been recorded due to the uncertainty  over the generation of taxable income in 2002. These net operating loss carryforwards begin to expire in 2013. Significant items comprising the Company’s deferred tax assets  and liabilities are as follows:

	December 31,
	2000	2001
Net operating loss carry forwards	$12,647,000	$17,277,000
Termination of license agreement	3,096,000	—
Depreciation and amortization	443,000	562,000
Allowance for doubtful accounts	307,000	172,000
Inventory valuation	162,000	65,000
Accrued severance	69,000	226,000
Contribution carryovers	12,000	28,000
Other	21,000	22,000
	16,757,000	18,352,000
Deferred royalty expense	(39,000)	—
Valuation allowance	(16,718,000)	(18,352,000)
Net deferred tax asset	$—	$—

A reconciliation between the statutory and effective tax rates is as follows:

	Year Ended December 31,
	1999	2000	2001

Federal statutory rate	(35.0)%	(35.0)%	(35.0)%
State and local taxes, net of federal benefit	(4.0)	(4.0)	(4.0)
Nondeductible entertainment expense	0.5	1.0	1.0
Nondeductible goodwill amortization	2.7	13.7	—
Net operating losses not currently available	37.0	23.6	38.0

	1.2%	(0.7)%	—%

6. Stockholders’ Equity

In June 1998, the Company’s Board of Directors authorized a stock repurchase program. Under this program the Company may repurchase up to $4,000,000 of its common stock. From inception of the stock repurchase program through December 31, 2001, the Company purchased 1,652,011 shares at a cost of $3,308,003. In August 1999, the Company issued 500,000 shares of restricted common stock out of its treasury shares, in connection with an amendment of the Girbaud women’s license agreement. In November 1999, the Company issued 2,000,000 shares of restricted Series A Redeemable Convertible Preferred Stock having an estimated fair market value of $2,000,000 in connection with a restructuring of the licensing arrangement for the use of the BOSS trademark. Also in connection with such restructuring, in May 2000, the Company issued an additional 1,300,000 restricted shares of the same series of redeemable convertible preferred stock having an estimated fair market value of $1,300,000 and 666,667 shares of restricted common stock, which had an aggregate value of $1,000,000 based on the market price of $1.50 at the time the parties agreed to the transaction. The common stock issued in connection with the licensing arrangement is subject to certain piggyback registration rights and, beginning December 15, 2000, certain demand registration rights.

Except as set forth below, the Series A Convertible Preferred Stock issued by the Company in November 1999 and May 2000 has all of the same preferences, rights and voting powers as the common stock.The preferred stock is not entitled to vote on any matters to be voted upon by the stockholders’ of the Company, except that the holders of the preferred stock are entitled to vote as a separate class, and the vote of a majority of the outstanding shares of preferred stock will be required for the creation of an equity security senior to the preferred stock or the amendment of the certificate of incorporation or by–laws of the Company to the detriment of the holders of the preferred stock. The preferred stock has a liquidation preference of $1.00 per share plus any declared but unpaid dividends on the preferred stock. The Company may redeem, until June 30, 2002, any or all of the preferred stock at a redemption price of $1.00 per share. From July 1, 2002 to December 31, 2002, the Company may redeem any or all of the preferred stock at the greater of a redemption price of $1.00 per share or the current market price of the common stock. From January 1, 2003 to December 31, 2006, any unredeemed preferred stock may be converted, at the sole discretion of Ambra, into either a promissory note from the Company or common stock. If converted into a promissory note, the note will bear interest at 12.0% and is payable in two consecutive quarterly payments of interest, followed by four quarterly payments of principal and interest. For financial reporting purposes, the preferred stock will be considered redeemable preferred stock and will be classified outside of stockholders’ equity.

7. Stock Options

In May 1997, the Company adopted the 1997 Omnibus Stock Plan (the “Plan”). Under the 1997 Omnibus Stock Plan, the Company may grant qualified and nonqualified stock options, stock appreciation rights, restricted stock or performance awards, payable in cash or shares of common stock, to selected employees. The Company has reserved 1,100,000 shares of common stock for issuance under the 1997 Omnibus Stock Plan.Options vest at the end of the second year and expire 10 years from the date of grant and upon termination of employment.

The following table relates to options activity in 1999, 2000 and 2001under the Plan:

	Number of shares	Weighted average exercise price per share
Options outstanding at December 31, 1998	346,000	$ 2.125
Granted	763,250	1.358
Cancelled	(113,000)	2.125

Options outstanding at December 31, 1999	996,250	1.537
Granted	45,000	1.320
Cancelled	(21,000)	1.976

Options outstanding at December 31, 2000	1,020,250	1.519
Granted	66,000	0.810

Options outstanding at December 31, 2001	1,086,250	1.470

Options exercisable at December 31, 2001	975,250	$ 1.530

A summary of stock options outstanding and exercisable as of December 31, 2001 is as follows:

	Options outstanding			Options exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.30	10,000	10.00	$0.30	—	—
$0.90 to $2.125	1,076,250	7.39	$1.47	975,250	$1.530

The Company has adopted the disclosure–only provisions of Statement of Financial Accounting Standards No.123, “Accounting for Stock Based Compensation” (“SFAS 123”), but applies the intrinsic value method set forth in Accounting Principles Board Opinion No.25. For stock options granted to employees, the Company has estimated the fair value of each option granted using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 6.08%, 6.70% and 5.93%, expected volatility of 90%, 65% and 75%, expected option life of 4.5, 2.0  and 2.0 years and no dividend payment expected for 1999, 2000 and 2001, respectively. Using these assumptions, the fair value of the stock options granted is $0.84, $0.51 and $0.39 for 1999, 2000 and 2001, respectively. There were no adjustments made in calculating the fair value to account for vesting provisions or for non-transferability or risk of forfeiture. The weighted average remaining life for options outstanding at December 31, 2001 is 7.39 years. If the Company had elected to recognize compensation expense based on the fair value at the grant dates, consistent with the method prescribed by SFAS No.123, net loss per share would have been changed to the pro forma amount indicated below:

	Year ended December 31,
	1999	2000	2001
Net loss:
As reported	$(10,212,382)	$(15,247,330)	$(4,674,182)
Pro forma	(10,630,632)	(15,654,757)	(4,694,128)
Basic and diluted loss per common share:
As reported	$(1.47)	$(2.00)	$(0.60)
Pro forma	(1.53)	(2.05)	(0.60)

8. Discontinued Operations

On December 20, 2001, the Board of Directors voted to sell all of the outstanding common stock of Isaacs Europe. Subsequently, the Company sold 100% of the outstanding common stock of Isaacs Europe to a management group of Isaacs Europe in exchange for repayment of $100,000 of intercompany debt and the assumption of liabilities.

The Company had concluded, from the inception of Isaacs Europe, that it did not meet the criteria for segment reporting under either Statement of Financial Accounting Standards No. 14 “Financial Reporting for Segments of a Business Enterprise” or Statement of Financial Accounting Standards No. 131 “Disclosures about Segments of an Enterprise and Related Information”. However, in June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) which changed the criteria for reporting disposals as discontinued operations in the financial statements. The Company has reviewed the provisions of SFAS 144 and has determined that the sale of Isaacs Europe meets the two conditions necessary for presentation as discontinued operations. Those conditions are (a) the operations and cash flow of the component have been or will be eliminated from the ongoing operations of the entity as a result of the disposal transaction and (b) the entity will not have any significant continuing involvement in the operations of the component after the disposal transaction.

The sale of Isaacs Europe was effective on December 31, 2001 and as such the consolidated balance sheet of the Company at December 31, 2001 does not include the assets or liabilities of the disposal group. The Company recorded a loss from operations of Isaacs Europe of $1,309,610 for the year ended December 31, 2001. The Company recorded a loss on the sale of Isaacs Europe of $1,182,281. The loss on the sale of Isaacs Europe does not include the consideration of $100,000 as the ultimate collection of the amount is uncertain. Accordingly, the Company will record this consideration when received. Revenues from Isaacs Europe were insignificant since its inception.

9. Commitments and Contingencies

The Company rents real and personal property under leases expiring at various dates through 2004. Certain of the leases stipulate payment of real estate taxes and other occupancy expenses. Minimum annual rental commitments under noncancellable operating leases in effect at December 31, 2001 are summarized as follows:

	Trucks & Machinery	Showrooms & Office Space	Computer & Office Equipment	Total
2002	$60,684	$435,871	$135,370	$631,925
2003	43,196	298,569	16,152	357,917
2004	—	—	13,460	13,460
	$103,880	$734,440	$164,982	$1,003,302

Total rent expense is as follows:

	Year Ended December 31,
	1999	2000	2001
Minimum rentals	$512,421	$556,875	$949,204
Other lease costs	820,135	594,234	22,847
	$1,332,556	$1,151,109	$972,051

In November 1997, the Company, Ambra and Hugo Boss AG (“Hugo Boss”) executed certain agreements including an agreement whereby the Company borrowed $11,250,000 from Ambra to finance the acquisition of certain BOSS trademark rights. This obligation was evidenced by a note scheduled to mature on December 31, 2007, which bore interest at 10% per annum, payable quarterly, with principal payable in full upon maturity. As part of the same transaction, the Company sold its foreign BOSS trademark rights and related assets to Ambra and entered into a foreign rights manufacturing agreement (the “Foreign Rights Agreement”) with Ambra, which allowed the Company to manufacture apparel in certain foreign countries for sale in the United States using the BOSS brand and image in exchange for an annual royalty payment. The Company retained ownership of its domestic BOSS trademark rights subject to a concurrent use agreement with Hugo Boss (the “Concurrent Use Agreement”).

On October 22, 1999, the Company, Ambra and Hugo Boss entered into an agreement to restructure the licensing arrangement for the use of the BOSS trademark. Pursuant to this agreement, the Company transferred to Ambra substantially all of its rights in the marks containing the term “BOSS” throughout the world and agreed to issue, on November 6, 1999, 2,000,000 shares of a newly designated Series A Convertible Preferred Stock having an estimated fair market value of $2,000,000 in exchange for the cancellation of the $11,250,000 note. In the same agreement, the Company, Ambra and Hugo Boss agreed to terminate the Foreign Rights Agreement, the Concurrent Use Agreement and an option on the part of Ambra to purchase the Company’s domestic BOSS trademark rights, which was originally entered into in November 1997. The Company, Ambra and Hugo Boss also agreed to enter into a license agreement granting the Company rights to use various trademarks including the word “BOSS” in the manufacture and domestic sale of specified types of apparel. Except for the initial term and the minimum annual royalties, the Company’s rights under the new license agreement are substantially similar to those it previously had. As consideration, together with the royalties discussed below, for the new license agreement, the Company issued to Ambra, on April 30, 2000, 1,300,000 shares of the same series of convertible preferred stock having an estimated fair market value of $1,300,000 and 666,667 shares of common stock, which had an aggregate value of $1,000,000 based on the market price of $1.50 at the time the parties agreed to the transaction. The license agreement extended through December 31, 2003, with renewal options, at the option of the Company, through December 31, 2007.

In October 2000, the Board of Directors authorized the appropriate officers of the Company to negotiate a termination of the license agreement for the use of the BOSS trademark (the “License Agreement”). In March 2001, the Company, Ambra and Hugo Boss executed the BOSS Termination Agreement. Pursuant to the BOSS Termination Agreement, the Company issued to Ambra a note payable in the amount of $7,200,000. In connection with the BOSS Termination Agreement, the Company recorded the note payable and wrote off the remaining deferred royalty expense of $706,315 and other BOSS related assets of $161,593 as a charge against earnings totaling $8,067,908 in the fourth quarter of 2000. The note bears interest at 8.0% with interest and principal payable quarterly through December 31, 2006.  The Company complied with the October 31, 2001 deadline to discontinue the manufacture and sale of BOSS apparel. In connection with the BOSS Termination Agreement, the Series A Convertible Preferred Stock held by Ambra, having an estimated value of $3,300,000, may be redeemed for cash by the Company through December 31, 2002; thereafter it may be converted into a promissory note from the Company or Common Stock at the sole discretion of Ambra (see Note 6). Total license fees on BOSS sportswear sales amounted to $2,910,013, $3,240,000 and $0 for the years ended December 31, 1999, 2000 and 2001, respectively. The percentage of BOSS sportswear sales to total sales was 43.7%, 11.3%, and 2.4% for the years ended December 31, 1999, 2000 and 2001, respectively.

In November 1997, and as further amended in March 1998, November 1998, June 2000 and May 2001, the Company entered into an exclusive license agreement with Latitude Licensing Corp. to manufacture and market men’s jeanswear, casual wear, outerwear and active influenced sportswear under the Girbaud brand and certain related trademarks in the United States, Puerto Rico, the U.S.Virgin Islands and Canada. The initial term of the agreement extended through December 31, 1999. The agreement has been extended through December 31, 2002, upon which date the Company will have the option to renew the agreement for an additional five years. Under the agreement, the Company is required to make payments to the licensor in an amount equal to 6.25% of net sales or regular licensed merchandise and 3.0% of certain irregular and closeout licensed merchandise. Payments are subject to guaranteed minimum annual royalties of $3,000,000 for 2002.

Beginning with the first quarter of 1998, the Company became obligated to pay the greater of actual royalties earned or the minimum guaranteed royalties for that year. The Company is required to spend  the greater of an amount equal to 3% of Girbaud men’s net sales or $500,000 in advertising and related expenses promoting the men’s Girbaud brand products in each year through the term of the Girbaud men’s agreement.

In March 1998, the Company entered into an exclusive license agreement with Latitude Licensing Corp. to manufacture and market women’s jeanswear, casual wear and active influenced sportswear under the Girbaud brand and certain related trademarks in the United States, Puerto Rico and the U.S.Virgin Islands. The initial term of the agreement extended through December 31, 1999. The agreement has been extended through December 31, 2002, upon which date the Company will have the option to renew the agreement for an additional five years. Under the agreement, the Company is required to make payments to the licensor in an amount equal to 6.25% of net sales of regular licensed merchandise and 3.0% of certain irregular and closeout licensed merchandise. Payments are subject to guaranteed minimum annual royalties of $1,500,000 for 2002.

Beginning with the first quarter of 1999, the Company was obligated to pay the greater of actual royalties earned or the minimum guaranteed royalties for that year. The Company is required to spend the greater of an amount equal to 3% of Girbaud women’s net sales or $400,000 in advertising and related expenses promoting the women’s Girbaud brand products in each year through the term of the Girbaud women’s agreement. In addition, while the agreement is in effect the Company is required to pay $190,000 per year to the licensor for advertising and promotional expenditures related to the Girbaud brand. In December 1998, the Girbaud women’s license agreement was amended to provide that the Company would spend an additional $1.8 million on sales and marketing in 1999 in conjunction with a one year deferral of the requirement that the Company open a Girbaud retail store in New York City. In August 1999, the Company issued 500,000 shares of restricted Common Stock to Latitude Licensing Corp. in connection with an amendment of the Girbaud women’s license agreement. The market value of the shares issued, as of the date of issuance, was $750,000 and, together with the initial license fee of $600,000, is being amortized over the remaining life of the agreement. Under the amended license agreement, if the Company has not signed a lease agreement for a Girbaud retail store by July 31, 2002 it will become obligated to pay Latitude Licensing Corp.an additional $500,000 in royalties. During 2001, the Company  decided not to sign a lease agreement for a Girbaud retail store and paid $175,000 of this royalty, the remainder of which will be paid by July 31, 2002. The entire amount has been expensed in the fourth quarter of 2001.

Total license fees on Girbaud sportswear sales amounted to $2,356,669,$4,328,764 and $4,494,591 for the years ended December 31, 1999, 2000 and 2001, respectively. The percentage of Girbaud sportswear sales to total sales was 32.9%, 69.6% and 84.9% for the years ended December 31, 1999, 2000 and 2001, respectively.

In January 2000, the Company entered into a global sourcing agreement with G.I.Promotions to act as a non–exclusive sourcing agent to licensees of the Marithé & François Girbaud trademark for the manufacture of Girbaud jeanswear and sportswear. The global sourcing agreement extends until December 31, 2003 and provides that the Company shall net a facilitation fee of 5.0% of the total FOB pricing for each order shipped to licensees under this agreement. Also in January 2000, the Company entered into a license agreement with Wurzburg Holding S.A.(“Wurzburg”). The license has a term of three years and provides that the Company shall pay Wurzburg a royalty of 1.0% of the total FOB pricing for each order shipped to a licensee under the global sourcing agreement.

In May 2000, the Company entered into an exclusive distribution agreement for Girbaud men’s and women’s jeanswear and sportswear products in Canada. The Company will sell to Western Glove Works (“Distributor”) Girbaud products produced in North America at cost plus 12.0%, which is less than its normal profit margins on sales of comparable products to the Company’s retail customers. For products purchased by the Distributor from overseas, the Distributor will pay a distributor’s fee equal to 6.75% of net sales to the Company. Under the agreement, the Distributor will pay a royalty fee equal to 6.25% of net sales to the Company, which will in turn pay the royalty to Latitude Licensing Corp. The initial term of the agreement expired on December 31, 2001. Under the agreement, the Distributor may renew the agreement for six additional one-year terms. The Distributor renewed the agreement with the Company for an additional one-year term that expires on December 31, 2002. The minimum sales level for calendar year 2002 is $2,000,000 (Canadian Dollars), which results in a minimum distribution fee payable to the Company of $60,000 (Canadian Dollars). The minimum sales level for calendar year 2001 was $1,600,000 (Canadian Dollars), which resulted in a minimum distribution fee payable to the Company of $48,000 (Canadian Dollars). There was no minimum sales levels or distribution fees for calendar year 2000.

Since 1993, the Company has had an exclusive wholesale licensing arrangement with BHPC Marketing, Inc. for the manufacture and promotion of certain men’s sportswear bearing the registered trademark Beverly Hills Polo Club. The BHPC men’s agreement had a three year term expiring December 31, 2001 with renewal options for a total of nine years. Under the men’s agreement the Company was required to make payments to the licensor in an amount equal to 5.0% of net invoiced sales of licensed products and to spend an amount equal to 1.0% of net invoiced sales of such merchandise in advertising for the licensed products. Payments were subject to a guaranteed minimum annual royalty of $586,000 in 2001. Under the BHPC men’s agreement, the Company was required to notify the licensor by June 30, 2001 of the Company’s intention to renew the license for men’s sportswear. The Company did not notify the licensor and has allowed this license to expire on December 31, 2001.

In May 1998, the Company entered into a license agreement with BHPC Marketing, Inc., to manufacture and market boys knitted and woven shirts, cotton pants, jeanswear, shorts, swimwear and outerwear under the Beverly Hills Polo Club brand in the United States and Puerto Rico. The initial term of the agreement is three years, commencing January 1, 1999, with renewal options for a total of nine years. Under the boy’s agreement the Company was required to make payments to the licensor in an amount equal to 5.0% of net sales in 1999 and is subject to a guaranteed minimum annual royalty of $100,000 in 2001. Under the BHPC boy’s agreement, the Company was required to notify the licensor by June 30, 2001 of the Company’s  intention to renew the license for men’s sportswear. The Company did not notify the licensor and has allowed this license to expire on December 31, 2001.

Total license fees on Beverly Hills Polo Club sportswear sales amounted to $803,281, $774,546 and $716,387 for the years ended December 31, 1999, 2000 and 2001, respectively. The percentage of Beverly Hills Polo Club sportswear sales to total sales was 17.3%, 13.4% and 8.5% for the years ended December 31, 1999, 2000 and 2001,  respectively.

On August 15, 1996, Isaacs Europe entered into retail and wholesale license agreements (collectively, the “International Agreements”) for use of the Beverly Hills Polo Club trademark in Europe. The International Agreements, as amended, provide certain exclusive rights to use the Beverly Hills Polo Club trademark for men’s sportswear in all countries in Europe for an initial term of three years ending December 31, 1999, renewable at the Company’s option, provided the Company is not in breach thereof at the time the renewal notice is given, through five consecutive extensions ending December 31, 2007.This Agreement was amended July 31, 2000 to reduce certain royalty payments and increased the amount the Company is required to spend in advertising the BHPC line. For the period beginning January 1, 2000 and ending June 30, 2000, no guaranteed minimum annual royalties or guaranteed net shipment volumes applied; for the period beginning July 1, 2000 and ending December 31, 2000, the royalty rate was 3.0% of wholesale sales of BHPC products including purchases of BHPC products by Beverly Hills Polo Club retail stores in Europe (“Wholesale Purchases”) and no guaranteed annual royalties applied; for the period beginning January 1, 2001 and ending December 31, 2001, the royalty rate shall be 3.0% of Wholesale Purchases, and the guaranteed annual royalty was $120,000; for the period beginning January 1, 2002 and ending December 31, 2004, the royalty rate shall be 3.0% of Wholesale Purchases, the guaranteed annual royalty shall be $120,000 and the Company shall be subject to the guaranteed net shipment volumes in effect immediately prior to the amendment dated March 1, 1999. For the period beginning January 1, 2000 and ending December 31, 2001, the Company was required to spend an amount equal to 4.0% of Wholesale Purchases in advertising the BHPC line. The Company allowed the license to expire on December 31, 2001. In addition, the Company sold the subsidiary headquartered in Spain, effective December 31, 2001 (see Note 8).

The Company is party to employment agreements with three executive officers as well as a consulting agreement which provide for specified levels of compensation ranging from $171,000 to $345,000 and certain other benefits. The agreements also provide for severance payments from the termination date through the expiration date under certain circumstances.

In June 1999, the Company’s President and Chief Operating Officer resigned. As part of this action, the Company will pay a total of $700,000 over the next two years. The Company also transferred a life insurance policy with a cash surrender value of $50,000 to the former President and Chief Operating Officer. Also in connection with this resignation, the Company purchased 84,211 shares of common stock of the Company held by this individual at the market price of $1.19 per share, for a total of $100,000. This individual’s options vested immediately upon his resignation and are exercisable up to the tenth anniversary of the grant date.

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

In the fourth quarter of 2000 the Company decided to discontinue using independent contractors facilities in Mexico. This decision resulted in the termination of certain employees whom will be paid severance in the first and second quarters of 2001. This severance resulted in a charge against earnings of $0.2 million in the fourth quarter of 2000.

The Company and certain of its current and former officers and directors were named as defendants in three putative class actions filed in United States District Court for the District of Maryland. The first of the actions was filed on November 10, 1999 by Leo Bial and Robert W. Hampton. The three actions, which had been consolidated with Mr. Bial as the first–named plaintiff, purported to have been brought on behalf of all persons (other than the defendants and their affiliates) who purchased the Company’s stock between December 17, 1997 and November 11, 1998. The plaintiffs alleged that the registration statement and prospectus used in connection with the Company’s initial public offering, completed in December 1997, contained materially false and misleading statements, which artificially inflated the price of the Company’s stock during the class period.Specifically, the complaints alleged violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933. The plaintiffs sought rescission, damages, costs and expenses, including attorneys’ fees and experts’ fees, and such other relief as were just and proper. On November 20, 2001 a federal judge approved the settlement of a consolidated securities class action filed against the Company. Under terms of the settlement, all claims against the Company and all of the other defendants were dismissed without admission of liability or wrongdoing by any party. The settlement was funded entirely by  the Company’s insurance carrier, and the settlement payment had no adverse effect on the Company’s financial position or results of operations.

10. Retirement Plan

The Company sponsors a defined benefit pension plan that covers substantially all employees with more than one year of service. The Company’s policy is to fund pension costs accrued.Contributions to the plan reflect benefits attributed to employees’ service to date, as well as service expected to be earned in the future. The benefits are based on the number of years of service and the employee’s compensation during the three consecutive complete years of service prior to or including the year of termination of employment. Plan assets consist primarily of common stocks, fixed income securities and cash. The latest available actuarial valuation is as of December 31, 2001.

Pension expense for 1999, 2000 and 2001 was approximately $390,000, $409,000 and $190,000 respectively, and includes the following components:

	Years Ended December 31,
	1999	2000	2001
Service cost of current period	$207,000	$148,000	$106,000
Interest on the above service cost	15,000	11,000	8,000
	222,000	159,000	114,000
Interest on the projected benefit obligation	609,000	541,000	485,000
Expected return on plan assets	(646,000)	(577,000)	(599,000)
Amortization of prior service cost	42,000	42,000	43,000
Amortization of transition amount	31,000	31,000	—
Amortization of loss	132,000	213,000	147,000
Pension cost	$390,000	$409,000	$190,000

The following table sets forth the Plan’s funded status and amounts recognized at December 31, 1999, 2000 and 2001:

	Years ended December 31,
	1999	2000	2001
Vested benefits	$7,819,000	$6,323,000	$6,110,000
Nonvested benefits	110,000	116,000	63,000
Accumulated benefit obligation	7,929,000	6,439,000	6,173,000
Effect of anticipated future compensation levels and other events	963,000	707,000	457,000
Projected benefit obligation	8,892,000	7,146,000	6,630,000
Fair value of assets held in the plan	9,260,000	7,297,000	7,093,000
(Excess)/deficit of projected benefit obligation over plan assets	368,000	151,000	463,000
Unrecognized net loss from past experience different from that assumed	1,868,000	2,569,000	2,900,000
Unrecognized prior service cost	257,000	154,000	171,000
Unamortized liability at transition	31,000	—	—
Net prepaid periodic pension cost	$2,524,000	$2,874,000	$3,534,000

With respect to the above table, the weighted average discount rate used to measure the projected benefit obligation was 7.5% for 1999, 2000 and 2001; the rate of increase in future compensation levels is 3%; and the expected long–term rate of return on assets is 8%. The net prepaid periodic pension cost is included in other assets in the accompanying consolidated balance sheets.

11. Supplemental Disclosures of Cash Flow Information

Cash paid during the year for interest amounted to $1,804,098, $1,093,284 and $1,309,956 for 1999, 2000 and  2001, respectively.

Non-cash effect of restructuring BOSS trademark and licensing arrangement:

	1999	2000
Transfer of BOSS trademark	$9,093,750	—
Exchange of note payable	$11,250,000	—
Issuance of redeemable preferred stock	$2,000,000	$1,300,000
Liability to issue preferred and common stock	$2,300,000	—
Reduction of accrued royalties	$996,000	—
Issuance of treasury stock in connection with an amendment of the Girbaud women’s license agreement	$750,000	—
Issuance of common stock in settlement of BOSS liability	—	$1,000,000

12. Quarterly Financial Data (Unaudited)

Summarized quarterly financial data for 2001 and 2000 is as follows:

	Quarter
2001	First	Second	Third	Fourth
Net sales	$23,939,924	$18,425,825	$24,867,482	$15,078,423
Gross profit	7,884,429	5,116,975	9,650,231	4,551,978
Income (loss) from continuing operations	633,098	(2,143,837)	1,815,473	(2,487,025)
Income (loss) from discontinued operations	6,171	(176,922)	93,022	(2,228,118)
Net income (loss)	639,269	(2,320,759)	1,722,451	(4,715,143)
Basic and diluted earnings (loss) per share from continuing operations	0.08	(0.27)	0.23	(0.32)
Basic and diluted earnings (loss) per share from discontinued operations	0.00	0.03	(0.01)	(0.28)
Basic and diluted earnings (loss) per share	0.08	(0.30)	0.22	(0.60)

	Quarter
2000	First	Second	Third	Fourth
Net sales	$24,119,019	$23,319,145	$31,426,965	$16,996,246
Gross profit	8,189,625	6,046,662	10,580,144	4,013,565
Income (loss) from continuing operations	320,493	(2,677,152)	1,347,662	(13,735,346)
Income (loss) from discontinued operations	(203,110)	(145,199)	65,780	(220,458)
Net income (loss)	117,383	(2,822,351)	1,413,442	(13,955,804)
Basic and diluted earnings (loss) per share from continuing operations	0.04	(0.35)	0.17	(1.75)
Basic and diluted earnings (loss) per share from discontinued operations	(0.02)	(0.02)	0.01	(0.02)
Basic and diluted earnings (loss) per share	0.02	(0.37)	0.18	(1.77)

1.                                       The fourth quarter of 2001 includes a charge of $1.2 million for the discontinued operations of Isaacs Europe. (See Note 8). All prior quarters have been restated.

2.                                       Earnings per share calculations for each of the quarters are based on the weighted average shares outstanding for each period. The sum of the quarters may not necessarily be equal to the full year earnings per share amounts.

3.                                       During the fourth quarter of 2001, the Company sold Isaacs Europe and recorded a charge against earnings of $1,182,281, which had the effect of increasing the net loss by or $0.28 per share. During the fourth quarter of 2000, the Company negotiated a termination of the BOSS license agreement and recorded a charge against earnings of $8,067,908, which had the effect of increasing the net loss by $1.06 per share. During the fourth quarter ended December 31, 1999, the Company increased the inventory valuation reserve by $1,000,000, which had the effect of increasing the net loss by $0.14 per share.

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

3.01	Amended and Restated Certificate of Incorporation (1)
3.02	Amended and Restated By-Laws (1)
3.03	Certificate of Designation dated November 5, 1999 (9)
3.04	Certificate of Amendment to Certificate of Designation dated March 15, 2001 (1)
4.01	Specimen Common Stock Certificate (1)
10.01(a)	Form of Amended and Restated Shareholders’ Agreement (1)
10.01(b)	Form of Amendment No. 1 to Amended and Restated Shareholders’ Agreement (1)
10.02	Employment Agreement dated as of May 15, 1997 between the Registrant and Robert J. Arnot (1)
10.03	Employment Agreement dated as of May 15, 1997 between Registrant and Gerald W. Lear (1)
10.04	Employment Agreement dated as of May 15, 1997 between Registrant and Gary B. Brashers (1)
10.05	Employment Agreement dated as of May 15, 1997, between the Registrant and Eugene C. Wielepski (1)
10.06	Employment Agreement dated as of May 15, 1997, between the Registrant and Thomas Ormandy (1)
10.07	1997 Omnibus Stock Plan (1)
10.08(a)	Accounts Financing Agreement dated June 16, 1992 (1)
10.08(b)	Covenant Supplement to Accounts Financing Agreement dated June 16, 1992 (1)
10.08(c)	Inventory and Equipment Security Agreement Supplement to Accounts Financing Agreement dated June 16, 1992 (1)
10.08(d)	Trade Financing Agreement Supplement to Accounts Financing Agreement (Security Agreement) dated June 16, 1992 (1)
10.08(e)	Amendment to Financing Agreements dated October 30, 1992 (1)
10.08(f)	Second Amendment to Financing Agreements dated January 4, 1993 (1)
10.08(g)	Third Amendment to Financing Agreements dated March 10, 1993 (1)
10.08(h)	Fourth Amendment to Financing Agreements dated May 1, 1993 (1)
10.08(i)	Fifth Amendment to Financing Agreements dated January 1, 1994 (1)
10.08(j)	Sixth Amendment to Financing Agreements dated September 1, 1993 (1)
10.08(k)	Seventh Amendment to Financing Agreements dated August, 1994 (1)
10.08(l)	Eighth Amendment to Financing Agreements dated December 31, 1994 (1)
10.08(m)	Ninth Amendment to Financing Agreements dated April, 1995 (1)
10.08(n)	Tenth Amendment to Financing Agreements dated June 23, 1995 (1)
10.08(o)	Eleventh Amendment to Financing Agreements dated January 1, 1996 (1)
10.08(p)	Twelfth Amendment to Financing Agreements dated June 25, 1996 (1)
10.08(q)	Thirteenth Amendment to Financing Agreements dated August, 1996 (1)
10.08(r)	Term Promissory Note dated June, 1996 (1)

EXHIBIT NO.	DESCRIPTION

10.08(s)	Trademark Collateral Assignment and Security Agreement dated June 16, 1992 (1)
10.09	Form of Indemnification Agreement (1)
10.10(a)	BOSS Worldwide Rights Acquisition Agreement dated September 30, 1997 (1)
10.10(b)	Promissory Note dated November 5, 1997 (1)
10.10(c)	Guaranty of Promissory Note dated November 5, 1997 (1)
10.10(d)	Trademark Assignment dated November 5, 1997 (1)
10.10(e)	Trademark Assignment dated November 5, 1997 (1)
10.10(f)	Trademark Assignment dated November 5, 1997 (1)
10.10(g)	Trademark Assignment dated November 5, 1997 (1)
10.10(h)	Assignment and Assumption Agreement dated November 5, 1997 (1)
10.10(i)	Escrow Agreement dated November 5, 1997 (1)
10.10(j)	Collateral Assignment of Trademarks dated November 5, 1997 (1)
10.10(k)	Termination of License Agreement dated November 5, 1997 (1)
10.10(l)	Logo Typeface (1)
10.10(m)	Certain Provisions in Settlement Agreement (1)
10.11(a)	Foreign BOSS Rights Acquisition Agreement dated September 30, 1997 (1)
10.11(b)	Trademark Assignment dated November 5, 1997 (1)
10.11(c)	Assignment and Assumption Agreement dated November 5, 1997 (1)
+10.11(d)	Concurrent Use Agreement dated November 5, 1997 (1)
+10.11(e)	Foreign Manufacturing Rights Agreement dated November 5, 1997 (1)
10.11(f)	Option Agreement dated November 5, 1997 (1)
10.11(g)	Secured Limited Recourse Promissory Note dated November 5, 1997 (1)
10.11(h)	Note Assumption Agreement dated November 5, 1997 (1)
10.11(i)	Guaranty of Promissory Note dated November 5, 1997 (1)
10.11(j)	Agreement Regarding Consent to Release and Waiver of Brookhurst Note Claims dated November 5, 1997 (1)
10.11(k)	Certain Provisions in Settlement Agreement (1)
10.11(l)	Indemnification Agreement dated November 5, 1997 (1)
10.12	Uniforms License Agreement dated November 5, 1997 (1)
10.13	Trademark License Agreement Relating to BOSS Golf and Other Marks dated November 5, 1997 (1)
10.14	Beverly Hills Polo Club Exclusive Domestic License Agreement dated December 14, 1995 (1)
10.15	Beverly Hills Polo Club Amendment to Exclusive License Agreement (Men’s) dated June 3, 1997 (1)
10.16	Beverly Hills Polo Club Exclusive Domestic License Agreement dated June 1, 1993 (1)
10.17	Beverly Hills Polo Club Assignment of Licenses (Women’s) dated August 31, 1993 (1)
10.18	Beverly Hills Polo Club Amendment (Women’s) dated September 1, 1993 (1)
10.19	Beverly Hills Polo Club Amendment to Exclusive License Agreement (Women’s) dated June 3, 1997 (1)

EXHIBIT NO.	DESCRIPTION

10.20	Beverly Hills Polo Club Amendment to Exclusive License Agreement (Men’s dated July 29, 1997 (1)
10.21	Beverly Hills Polo Club International Exclusive License Agreement (Wholesale) dated August 15, 1996 (1)
10.22	Beverly Hills Polo Club Amendment to Exclusive License Agreement (Wholesale) dated June 3, 1997 (1)
10.23	Beverly Hills Polo Club International Exclusive License Agreement (Retail) dated August 15, 1996 (1)
10.24	Beverly Hills Polo Club Amendment to International Exclusive License Agreement (Retail) dated June 3, 1997 (1)
10.25	Beverly Hills Polo Club Amendment to Exclusive License Agreement dated July 29, 1997 (1)
10.26(a)	Girbaud Trademark License and Technical Assistance Agreement dated January 15, 1998 (2)
10.26(b)	Girbaud Trademark License and Technical Assistance Agreement for Women’s Collection dated March 4, 1998 (2)
10.26(c)	Cancellation Agreement dated March 4, 1998 (2)
10.27(a)	Defined Benefit Pension Plan (1)
10.27(b)	First Amendment to Defined Benefit Pension Plan (1)
10.28	Beverly Hills Polo Club Letter Agreement dated March 18, 1998 (2)
10.29	Beverly Hills Polo Club Letter Agreement dated February 27, 1998 (2)
10.30	Beverly Hills Polo Club Letter Agreement dated February 27, 1998 (2)
10.31	Beverly Hills Polo Club Exclusive Domestic License Agreement (Boys) dated April 24, 1998 (3)
10.32

Amendment No. 1 dated June 18, 1998 to Trademark License and Technical Assistance Agreement for Women’s Collections dated January 15, 1998 by and between I.C. Isaacs & Co., L.P. and Latitude Licensing Corp. (4)

10.33	Fourteenth Amendment to Financing Agreements dated July 31, 1997 (4)
10.34	Fifteenth Amendment to Financing Agreements dated May 1, 1998 (4)
10.35	Amendment by and between BHPC Marketing, Inc. and I.C. Isaacs & Company, L.P. dated October 21, 1998 relating to the Exclusive Domestic License Agreement dated December 14, 1995 (5)
10.36

Letter Agreement by and between BHPC Marketing, Inc. and I.C. Isaacs &
Company, L.P. dated October 21, 1998 relating to the Exclusive Domestic License Agreement for Women’s BHPC Sportswear dated June 1, 1993 (5)

10.37	Amended and Restated Omnibus Stock Plan (7)
10.38	Amendment by and between BHPC Marketing, Inc. and I.C. Isaacs Europe, S.L. dated November 12, 1998 relating to the International Exclusive License Agreement (Wholesale) dated August 15, 1996 (7)
10.39	Amendment by and between BHPC Marketing, Inc. and I.C. Isaacs Europe, S.L. dated November 12, 1998 relating to the International Exclusive License Agreement (Retail) dated August 15, 1996 (7)

EXHIBIT NO.	DESCRIPTION

++10.40

Amendment No. 1 dated November 12, 1998 to Trademark License and Technical Assistance Agreement for Men’s Collections dated January 15, 1998 by and between I.C. Isaacs & Co., L.P. and
Latitude Licensing Corp. (7)

++10.41

Amendment No. 2 dated November 12, 1998 to Trademark License and Technical Assistance Agreement for Women’s Collections dated January 15, 1998 by and between I.C. Isaacs & Co., L.P. and Latitude Licensing Corp. (7)

10.42	Executive Employment Agreement by and between I.C. Isaacs & Company, Inc. and Daniel Gladstone dated January 21, 1999 (7)
10.43	Amendment No. 1 to Employment Agreement by and between I.C. Isaacs & Company, Inc. and Robert J. Arnot dated August 27, 1998 (6)
10.44	Amendment No. 1 to Employment Agreement by and between I.C. Isaacs & Company, Inc. and Gerald W. Lear dated August 27, 1998 (6)
10.45	Amendment No. 1 to Employment Agreement by and between I.C. Isaacs & Company, Inc. and Eugene C. Wielepski dated August 27, 1998 (6)
10.46	Amendment No. 1 to Employment Agreement by and between I.C. Isaacs & Company, Inc. and Thomas Ormandy dated August 27, 1998 (6)
10.47	Consulting Agreement by and between I.C. Isaacs & Company and Gary Brashers dated August 27, 1998 (6)
10.48	Amendment No. 2 to Employment Agreement by and between I.C. Isaacs & Company, Inc. and Robert J. Arnot dated February 11, 1999 (7)
10.49	Amendment No. 2 to Employment Agreement by and between I.C. Isaacs & Company, Inc. and Gerald W. Lear dated February 11, 1999 (7)
10.50	Amendment No. 2 to Employment Agreement by and between I.C. Isaacs & Company, Inc. and Eugene C. Wielepski dated February 11, 1999 (7)
10.51	Amendment No. 2 to Employment Agreement by and between I.C. Isaacs & Company, Inc. and Thomas Ormandy dated February 11, 1999 (7)
10.52	Amendment No. 1 to Consulting Agreement by and between I.C. Isaacs & Company and Gary Brashers dated February 11, 1999 (7)
10.53	Sixteenth Amendment to Financing Agreements dated March 26, 1999 (7)
10.54	Amendment by and between BHPC Marketing, Inc. dated March 1, 1999 relating to the International Exclusive License Agreement (Wholesale) dated August 15, 1996 (7)
10.55	Amendment by and between BHPC Marketing, Inc. dated March 1, 1999 relating to the International Exclusive License Agreement (Retail) dated August 15, 1996 (7)
10.56	Amendment No. 1 dated March 4, 1998 to Trademark License and Technical Assistance Agreement for Men’s Collections by and between the Company and Latitude Licensing Corp. (7)
++10.57	Amendment No. 3 dated December 23, 1998 to Trademark License and Technical Assistance Agreement for Women’s Collections by and between the Company and Latitude Licensing Corp. (7)
10.58	Severance and Redemption Agreement dated June 30, 1999 by and between the Company and Gerald W. Lear (8)

EXHIBIT NO.	DESCRIPTION

10.59	Second Amended and Restated Shareholders’ Agreement dated June 30, 1999 (8)
10.60	Amendment No. 4 to the Trademark License and Technical Assistance Agreement Covering Women’s Products dated August 2, 1999 (8)
10.61	Shareholders’ Agreement dated August 9, 1999 (8)
10.62	Agreement dated October 22, 1999 by and among I.C. Isaacs & Company, Inc., I.C. Isaacs & Company L.P., Ambra Inc. and Hugo Boss AG. (9)
10.63	Restated and Amended License Rights Agreement dated October 22, 1999 by and among Ambra Inc., Hugo Boss AG and I.C. Isaacs & Company L.P. (9)
10.64	Shareholders’ Agreement dated November 5, 1999 by and between I.C. Isaacs & Company, Inc. and Ambra Inc. (9)
10.65	Bill of Sale and Assignment of Trademark Rights dated October 22, 1999 by and between I.C. Isaacs & Company L.P. and Ambra Inc. (9)
10.66	Assumption of Assumed Agreements dated October 22, 1999 and between I.C. Isaacs & Company L.P. and Ambra Inc. (9)
10.67	Amendment to International Exclusive License Agreement dated November 1, 1999 by and between I.C. Isaacs Europe, S.L. and BHPC Marketing, Inc. (10)
10.68	Amendment to International Exclusive License Agreements dated September 1, 1999 by and between I.C. Isaacs Europe, S.L. and BHPC Marketing, Inc. (10)
10.69	Amendment No. 3 to Employment Agreement dated January 3, 1999 by and between I.C. Isaacs & Company L.P. and Robert J. Arnot (10)
10.70	Amendment No. 3 to Employment Agreement dated January 3, 1999 by and between I.C. Isaacs & Company L.P. and Eugene C. Wielepski. (10)
10.71	Letter Agreement dated December 31, 1999 by and between I.C. Isaacs & Company L.P. and G.I. Promotion (10)
10.72	License Agreement effective January 1, 2000 by and between I.C. Isaacs & Company L.P. and Wurzburg Holding S.A. (10)
10.73	Girbaud Distribution Agreement Canada dated as of May 15, 2000, between Western Glove Works and I.C Isaacs and Company L.P. (11)
10.74	Amendment No. 1 dated as of May 15, 2000, to Girbaud Distribution Agreement Canada dated as of May 15, 2000, between Western Glove Works and I.C. Isaacs and Company L.P. (11)
10.75

Amendment No. 2 dated June 21, 2000, to Trademark License and Technical Assistance Agreement Covering Men’s Products dated January 15, 1998, by and between Latitude Licensing Corp. and I.C. Isaacs & Company L.P. (11)

10.76

Amendment No. 5 dated June 21, 2000, to Trademark License and Technical Assistance Agreement Covering Women’s Products dated January 15, 1998, by and between Latitude Licensing Corp. and I.C. Isaacs & Company L.P. (11)

10.77

Amendment by and between BHPC Marketing, Inc., and I.C Isaacs Europe, S.L. dated July 31, 2000, relating to the International Exclusive License Agreements (Wholesale and Retail) dated August 15, 1996 (11)

10.78	Amendment No. 2, dated as of August 25, 2000, to Consulting Agreement by and between I.C. Isaacs & Company, Inc. and Gary Brashers (12)
10.79	Eighteenth Amendment to Financing Agreement, dated as of May 30, 2000 (12)

EXHIBIT NO.	DESCRIPTION

10.80	Nineteenth Amendment to Financing Agreement, dated June 23, 2000 (12)
10.81	Twentieth Amendment to Financing Agreements, dated as of November 7, 2000 (12)
10.82	Letter Agreement dated August 9, 2000, by and between I.C. Isaacs & Company L.P. and Congress Financial Corporation relating to Covenant Supplement to the Accounts Financing Agreement (12)
10.83	License Rights Termination Agreement dated March 15, 2001 by and between Ambra Inc., Hugo Boss AG, I.C. Isaacs & Company L.P. I.C. Isaacs & Company, Inc. (13)
10.84	Subordinated Secured Promissory Note dated March 15, 2001 (13)
10.85	Security Agreement dated March 15, 2001 by and between I.C. Isaacs & Company, Inc. and Ambra Inc. (13)
10.86	Amendment No. 1 dated March 15, 2001 to Shareholders’ Agreement by and between I.C. Isaacs & Company, Inc. and Ambra Inc. (13)
10.87	Twenty-second Amendment to Financing Agreements dated March 15, 2001 (13)
10.88	Amendment No. 4 to Employment Agreement dated March 31, 2001 by and between I.C. Isaacs & Company L.P. and Robert J. Arnot (14)
10.89	Amendment No. 4 to Employment Agreement dated March 31, 2001 by and between I.C. Isaacs & Company L.P. and Eugene Wielepski (14)
10.90	Twenty-third Amendment to Financing Agreements dated August 13, 2001 (15)
10.91	Twenty-fourth Amendment to Financing Agreements dated March 11, 2002
10.92	Amendment No. 3 to Trademark License and Technical Assistance Agreement Covering Men’s Products dated May 31, 2001
21.01	List of Subsidiaries (1)
23.01	Consent of BDO Seidman, LLP

(1)	Previously filed with the Company’s Registration Statement on Form S-1 (SEC File No. 333-37155).
(2)	Previously filed with the Company’s Annual Report on Form 10-K for the Year Ended December 31, 1997 (SEC File No. 0-23379).
(3)	Previously filed with the Company’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 1998 (SEC File No. 0-23379).
(4)	Previously filed with the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1998 (SEC File No. 0-23379).
(5)	Previously filed with the Company’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 1998 (SEC File No. 0-23379).
(6)	Previously filed with the Company’s Current Report on Form 8-K dated August 27, 1998 (SEC File No. 0-23379).
(7)	Previously filed with the Company’s Annual Report on Form 10-K for the Year Ended December 31, 1998 (SEC File No. 0-23379).
(8)	Previously filed with the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1999 (SEC File No. 0-23379).
(9)	Previously filed with the Company’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 1999 (SEC File No. 0-23379).

EXHIBIT NO.	DESCRIPTION

(10)	Previously filed with the Company’s Annual Report on Form 10-K for the Year Ended December 31, 1999 (SEC File No. 0-23379).
(11)	Previously filed with the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2000 (SEC File No. 0-23379).
(12)	Previously filed with the Company’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2000 (SEC File No. 0-23379).
(13)	Previously filed with the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2000 (SEC File No. 0-23379).
(14)	Previously filed with the Company’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2001 (SEC File No. 0-23379).
(15)	Previously filed with the Company’s Current Report on Form 8-K dated September 14, 2001 (SEC File No. 0-23379).

+	Certain portions of this exhibit have been omitted pursuant to an order granting confidential treatment and have been filed separately with the Securities and Exchange Commission.
++	Certain portions of this exhibit have been omitted pursuant to a request for an order granting confidential treatment and have been filed separately with the Securities and Exchange Commission.