Form 10-K/A
period 2001-12-31
IC ISAACS & CO INC
filed 2002-04-30
CIK 1041179

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Amendment Number 1

Annual Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act Of 1934

For the fiscal year ended December 31, 2001

Commission File No. 0-23379

I.C. ISAACS & COMPANY, INC.

(Exact name of registrant as specified in charter)

Delaware	52-1377061
(State or other jurisdiction of incorporation or organization)	(IRS employer identification no.)

3840 Bank Street, Baltimore, Maryland	21224-2522
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (410) 342-8200

Securities registered pursuant to Section 12(b) of the Act

None.

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

As of March 28, 2002, the aggregate market value of the outstanding shares of the Registrant’s Common Stock held by non-affiliates was approximately $3,525,596 based on the average closing price of the Common Stock as reported by the OTC Bulletin Board on March 28, 2002.  Determination of affiliate status for this purpose is not a determination of affiliate status for any other purpose.

As of March 28, 2002, 7,834,657 shares of Common Stock were outstanding.

Documents Incorporated by Reference

None

This amendment on Form 10-K/A is filed for the purpose of including the information required under Part III which was omitted from the Form 10-K previously filed for the year ended December 31, 2001 for I.C. Isaacs & Company, Inc. (together with its predecessors and subsidiaries, including I.C. Isaacs & Company L.P., the “Company”).  The Company had previously announced that this information would be filed in the definitive Proxy Statement for the 2002 Annual Meeting of Stockholders which was to be held on June 6, 2002.  The Company is currently negotiating an agreement which, if entered into by the Company, would, among other things, affect the composition of the Board of Directors and certain aspects of the Company's governance. Any resulting agreement would be subject to stockholder approval at the 2002 Annual Meeting of Stockholders.  There can be no assurance that the Company will enter into any agreement; in fact, several issues remain in negotiation and several significant conditions necessary for an agreement remain unsatisfied. However, in light of the ongoing negotiations, the Company has determined that the 2002 Annual Meeting of Stockholders will be held at a later date to be determined by the Board of Directors once better information regarding the likelihood of such a transaction becomes available.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Amended and Restated Bylaws of the Company provide that the number of directors constituting the Board of Directors shall be as determined from time to time by the Board. The Board has acted to fix the number of directors at nine.  Pursuant to the terms of the Company’s Amended and Restated Certificate of Incorporation, the Board of Directors is divided into three classes, as nearly equal in number as reasonably possible, with terms expiring at the 2002 Annual of Stockholders (“Class II”), the 2003 Annual Meeting of Stockholders (“Class III”) and at the 2004 Annual Meeting of Stockholders (“Class I”), respectively.

The following table sets forth certain information regarding the Company’s current directors and executive officers:

Directors and Executive Officers	Age	Positions
Robert J. Arnot	53	Chairman, Chief Executive Officer, President and Class I Director
Eugene C. Wielepski	55	Vice President — Finance, Chief Financial Officer, Secretary, Treasurer and Class I Director
Daniel J. Gladstone	45	President — Girbaud Division and Class II Director
Thomas P. Ormandy	51	Class II Director
Jon Hechler	48	Class II Director
Ronald S. Schmidt	58	Class III Director
Neal J. Fox	67	Class III Director
Anthony J. Marterie	63	Class III Director

Robert J. Arnot has been a director of the Company since 1984, Chairman of the Board of Directors since 1991, Chief Executive Officer since 1996 and President since 1999. He was Vice President of Planning and Corporate Development from 1989 to 1991. He has been employed by the Company since 1989.

Eugene C. Wielepski has been a director, Vice President—Finance and Chief Financial Officer of the Company since 1991. He has also held the positions of Secretary and Treasurer since 1976. From 1976 to 1990 he was Controller. He is a Certified Public Accountant and has been employed by the Company since 1973.

Daniel J. Gladstone has been a director since April 1999 and President—Girbaud Division since January 1999.  He reports directly to Mr. Arnot and among other duties is primarily responsible for the sales and marketing of the Girbaud lines.  Mr. Gladstone served as President of Calvin Klein Jeans at WARNACO, Inc. from 1997 to 1998 and as President of Calvin Klein Jeans at Designer Holding Ltd. from 1994 to 1997.

Thomas P. Ormandy has been a director since 1998 and was Vice President—Sales of the Company from 1986 until 2001, having responsibility for the sales and marketing of the Beverly Hills Polo Club men’s and boys’ lines.

Jon Hechler has been a director of the Company since 1984. He was employed by Ira J. Hechler and Associates, an investment company, from 1980 to 1999. He is President of T. Eliot, Inc., a manufacturer of bathroom equipment.

Ronald S. Schmidt has been a director of the Company since 1990. He was President and Chief Executive Officer of I.B. Diffusion, a manufacturer of ladies’ apparel. He is now retired.

Neal J. Fox has been a director of the Company since February 1998. From 1989 through March 1999, he served as the President and Chief Executive Officer of Sulka, an international menswear retailer. In 1999, Mr. Fox founded NJF Associates, Incorporated, a consulting firm specializing in brand mangagement and business development for various retail industries. He also has served as a director and consultant for Today’s Man, a retail apparel chain with 25 stores in the northeast, since May 2000 and served as the Vice Chairman from August 2000 until November 2001.

Anthony J. Marterie has been a director of the Company since February 1998. Since 1989 he has served as the President and Chief Executive Officer of North Coast Industries, a producer and distributor of casual women’s sportswear under the Blast brand, which is not competitive with the Company’s brands.

Directors Compensation

Directors who are employees of the Company receive no compensation for serving on the Board of Directors. Directors who are not employees of the Company (the “Outside Directors”) receive an annual retainer fee of $10,000 for their services and attendance fees of $750 per Board or committee meeting attended. All directors are reimbursed for expenses incurred in connection with attendance at Board or committee meetings. In addition, members of the Board of Directors are eligible to participate in the Company’s Amended and Restated 1997 Omnibus Stock Plan. In 2001, Outside Directors were awarded non-qualified stock options to purchase 28,000 shares of Common Stock at an exercise price of $0.90 per share.

Committees of the Board of Directors

The Board of Directors has standing Audit and Compensation Committees as described below. The Company does not have a Nominating Committee.

Audit Committee. The Audit Committee consists of Messrs. Ronald S. Schmidt (Chairman), Neal J. Fox and Anthony J. Marterie. The Audit Committee is responsible for recommending to the Board of Directors the engagement of the independent auditors of the Company and reviewing with the independent auditors the scope and results of the audits, the internal accounting controls of the Company, audit practices and the professional services furnished by the independent auditors. All of the members of the Audit Committee are independent, as such term is defined in the National Association of Securities Dealers listing standards. The Audit Committee has adopted a written charter.  One meeting of the Audit Committee was held in 2001 and was attended by Mr. Fox, Mr. Marterie and Mr. Schmidt.

Compensation Committee.  During 2001, the Compensation Committee consisted of Messrs. Jon Hechler (Chairman), Neal J. Fox and Ronald S. Schmidt. The Compensation Committee reviews and determines the compensation of the Company’s executive officers and recommends the granting of awards to eligible employees pursuant to the Company’s Amended and Restated 1997 Omnibus Stock Plan.  Three meetings of the Compensation Committee were held in 2001 and all members attended each meeting.

Employment Agreements

Prior to its initial public offering in December 1997, the Company entered into individual employment agreements (the “Executive Employment Agreements”) with each of Messrs. Arnot, Wielepski and Ormandy.  As amended in August 1998, February 1999, January and April 2000, April 2001, and January and April 2002, the term of each of the Executive Employment Agreements began on May 15, 1997 (the “Effective Date”) and will terminate on May 15, 2006 in the case of Messrs. Arnot and Wielepski and on the fourth anniversary of the Effective Date in the case of Mr. Ormandy. The Executive Employment Agreements will automatically extend after the initial term for successive one-year terms, unless notice not to extend is given by either party at least 60 days prior to the end of the then current term. In addition to the base salary amounts described below, the Executive Employment Agreements also provide that the Executives are entitled to participate in any bonus and stock option plans, programs, arrangements and practices as may be established from time to time by the Board of Directors of the Company for the benefit of such executive employees, in accordance with the terms of such plans. Each Executive is also entitled to certain fringe benefits, including Company-paid health and life insurance.

The Executive Employment Agreement of Mr. Arnot provides for an annual base salary of $400,000 for fiscal year 2002, $425,000 for fiscal year 2003 and $450,000 per year thereafter.  Mr. Arnot is also entitled to receive incentive compensation following each fiscal year in which the Company has Net Income (as defined in the Executive Employment Agreement) in excess of $2.0 million. The amount of the incentive compensation will be equal to six and one-half percent of the amount by which the Company’s Net Income exceeds $2.0 million.  Also, if the Company has Net Income of $3.0 million in any fiscal year, Mr. Arnot is entitled to receive a non-qualified stock option to purchase 50,000 shares of the Company’s Common Stock.  Mr. Arnot’s Executive Employment Agreement further provides that if he is terminated without cause or constructively discharged, the Company shall pay him an amount equal to one year of his current base salary plus a severance bonus equal to his incentive compensation for the prior fiscal year; provided, however, if Mr. Arnot is terminated without cause or constructively discharged prior to May 15, 2005, the Company will pay him an amount equal to his current base salary plus the severance bonus at the end of each fiscal year remaining under his Executive Employment Agreement.  Upon termination of Mr. Arnot’s Executive Employment Agreement or if the Company decides not to renew the agreement, the Company must pay Mr. Arnot an amount equal to one year of his current base salary plus a lump sum equal to his incentive compensation for the prior fiscal year. Mr. Arnot’s Executive Employment Agreement includes a 90-day noncompetition provision as well as one-year nonsolicitation and confidentiality provisions.

The Executive Employment Agreement of Mr. Wielepski provides for an annual base salary of $200,000 but may be increased based on periodic reviews by the Compensation Committee. In addition to his base salary, no later than July 31, 2002, the Company will grant Mr. Wielepski a non-qualified stock option to purchase at least 10,000 shares of the Company’s Common Stock.  If Mr. Wielepski is terminated without cause prior to May 15, 2005, the Company will pay him the remaining base salary otherwise payable for the period remaining under the agreement. Upon termination of Mr. Wielepski’s Executive Employment Agreement or if the Company decides not to renew the agreement, the Company must pay Mr. Wielepski an amount equal to one year of his current base salary.  The Executive Employment Agreement of Mr. Wielepski includes a 90-day noncompetition provision as well as one-year nonsolicitation and confidentiality provisions.

The Executive Employment Agreement of Mr. Ormandy initially provided for an annual base salary of $300,000, which could be increased based on periodic reviews by the Compensation Committee. Pursuant to amendments to such Executive Employment Agreements entered into in February 1999, the annual base salary was reduced to $200,000, provided that the annual base salary would be increased to its initial levels for the remainder of the term after the Company achieves positive net earnings in two consecutive fiscal quarters. The Executive Employment Agreement of Mr. Ormandy includes a one-year noncompetition provision as well as nonsolicitation and confidentiality provisions.  Mr. Ormandy’s agreement was not renewed and the Company has agreed to pay him severance equal to six month’s salary through July 2002.

Mr. Gladstone entered into an employment agreement in January 1999 with the Company and an amendment to the agreement in April 2002 (the “Gladstone Agreement”). The Gladstone Agreement is substantially similar to the Executive Employment Agreements described above except as described in this paragraph. The Gladstone Agreement provides for an annual base salary of $350,000. The term of the Gladstone Agreement continues until January 21, 2006. The Gladstone Agreement automatically extends after the initial term for another one-year term and will continue to automatically extend for successive one–year terms, unless notice not to extend is given by either party at least 60 days prior to the end of the then current term. In addition to his base salary and other benefits, Mr. Gladstone is entitled to receive incentive compensation following each fiscal year during the term in which the Company’s net sales of Girbaud sportswear exceeds $20.0 million. The amount of such incentive compensation will be equal to one-half of one percent of the amount by which the Company’s net sales of Girbaud sportswear exceeds $20 million. Also, if in any fiscal year the Company has Net Income of $3.0 million and net sales of Girbaud Women’s Products (as defined in the Gladstone Agreement) of at least $30.0 million, Mr. Gladstone is entitled to receive a non-qualified stock option to purchase 50,000 shares of the Company’s Common Stock.  The Gladstone Agreement further provides that if he is terminated without cause or constructively discharged, the Company shall pay him an amount equal to one year of his base salary plus a lump sum equal to his incentive compensation for the prior fiscal year, provided, however, if Mr. Gladstone is terminated without cause or constructively discharged prior to January 21, 2005, the Company will pay him an amount equal to his current base salary plus the severance bonus at the end of each fiscal year remaining under the Gladstone Agreement.  Upon termination of the Gladstone Agreement or if the Company decides not to renew the Gladstone Agreement, the Company must pay Mr. Gladstone an amount equal to one year of his current base salary plus a lump sum equal to his incentive compensation for the prior fiscal year. The Gladstone Agreement includes a 90-day noncompetition provision as well as one-year nonsolicitation and confidentiality provisions.

Agreements With Other Key Persons.

Gary B. Brashers resigned as Vice President—Manufacturing, Chief Executive Officer and Director of the Company in August 1998. He continues to serve the Company as a consultant under a consulting agreement and received consulting payments of $190,186, $190,637 and $206,654 in 2001, 2000 and 1999, respectively.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s executive officers and directors, and persons who beneficially own 10% or more of the Company’s Common Stock (the “Reporting Persons”), to file reports regarding their Company Common Stock ownership and changes in ownership with the SEC. Based solely on a review of the copies of such forms furnished to the Company and written representations from certain of the Reporting Persons, the Company believes that during 2001 and through the date hereof, the Reporting Persons complied with all Section 16(a) reporting requirements applicable to them.

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth all compensation awarded to, earned by, or paid for services rendered to the Company in all capacities during the three years ended December 31, 2001 for the Chief Executive Officer and the four other most highly compensated executive officers of the Company, including both fixed salary compensation and discretionary management incentive compensation (“Bonus”):

Summary Compensation Table

	Annual Compensation (1)			Long-Term Compensation Awards	All Other Compensation
Name and Principal Positions	Year	Salary	Bonus	Number of Shares Underlying Options
Robert J. Arnot	2001	$346,659	$0	62,000	0
Chairman of the Board and	2000	344,960	0	55,000	0
Chief Executive Officer	1999	352,711	0	55,000	0

Daniel J. Gladstone (2)	2001	$341,538	$207,865	484,000	0
President-Girbaud Division	2000	344,960	18,022	477,000	0
	1999	320,243	0	477,000	0

Eugene C. Wielepski	2001	$172,531	$0	34,500	0
Vice President-Finance and	2000	171,500	0	27,500	0
Chief Financial Officer	1999	175,873	0	27,500	0

Thomas P. Ormandy	2001	$196,730	$0	40,750	0
Vice President-Sales	2000	230,229	0	33,750	0
	1999	265,788	0	33,750	0

Danielle Lambert (2)	2001	$150,115	$62,865	20,000	0
Vice President-Design	2000	148,681	43,022	20,000	0
	1999	146,158	0	10,000	0

(1)                 The Company also provides certain perquisites and other benefits. The aggregate dollar cost to the Company of such perquisites and other benefits in each of the last three years did not exceed the lesser of $50,000 or 10% of the amount reflected in the Salary and Bonus columns for any of the Named Executive Officers.

(2)                 Mr. Gladstone earned a bonus of $221,199 in 2001, which became payable in March 2002, and Ms. Lambert earned a bonus of $81,199 in 2001, which became payable in March 2002.

The following table sets forth information concerning grants to the Named Executive Officers of options to purchase shares of the Company’s Common Stock granted in 2001.

OPTIONS GRANTED IN 2001

	Individual Grants				Potential Realizable
	Number of				Value of Assumed
	Securities	Percent of			Annual Rates of Stock
	Underlying	Total Options	Exercise		Price Appreciation for
	Options	Granted to	Price Per	Expiration	Option Term (2)
Name	Granted	Employees	Share(1)	Date	5%	10%
Robert J. Arnot	7,000	11.0%	$0.90	6/8/11	4,060	10,080
Daniel J. Gladstone	7,000	11.0%	$0.90	6/8/11	4,060	10,080
Eugene C. Wielepski	7,000	11.0%	$0.90	6/8/11	4,060	10,080
Thomas P. Ormandy	7,000	11.0%	$0.90	6/8/11	4,060	10,080

(1)                 The exercise price equaled the fair market value of the Common Stock as determined by the Board of Directors on the date of grant.

(2)                 The assumed annual rates of appreciation of 5% and 10% would result in the price of the Common Stock increasing to $1.48 and $2.34, respectively, from the exercise price of $1.84 per share, during the 10-year term of the options. The vesting of unvested options may be accelerated at any time by the Company. The 5% and 10% assumed annual rates of stock price appreciation used to calculate potential gains to optionees are mandated by the rules of the SEC. The potential realizable value does not represent the Company’s prediction of its stock price performance. There can be no assurance that the stock price will actually appreciate over the 10-year option term at the assumed 5% and 10% levels or at any other level.

The following table sets forth information with respect to option exercises by and year-end values during 2001 for the Named Executive Officers.

The following table sets forth information concerning the number and value of unexercised options to purchase shares of the Company’s Common Stock held at the end of the fiscal year by the Named Executive Officers. No options were exercised by any of the Named Executive Officers in 2001.

Name	Shares Acquired Upon Exercise	Value Realized	Number of Securities Underlying Options at Year End(1)	Value of Unexercised In-the-Money Options at Year End Exercisable/ Unexercisable
Robert J. Arnot	0	0	62,000	0
Daniel J. Gladstone	0	0	484,000	0
Eugene C. Wielepski	0	0	34,500	0
Thomas P. Ormandy	0	0	40,750	0
Danielle Lambert	0	0	20,000	0

(1)                 The exercise price equaled the fair market value of the Common Stock as determined by the Board of Directors on the date of grant.

Defined Benefit Pension Plan

The Company maintains a defined benefit pension plan (the “Pension Plan”) for its employees. The normal retirement benefit, payable at age 65, is 20.0% of base compensation up to $10,000 plus 39.5% of base compensation over $10,000, prorated for service less than 30 years. A reduced benefit is also payable on early retirement, after age 55 and after 15 years of service. The Pension Plan also provides disability retirement and death benefits. The Company pays the full cost of the benefits under the Pension Plan through its contributions to a trust. The Company’s cash contributions to the Pension Plan during the year ended December 31, 2001 aggregated approximately $851,000.

The Pension Plan Table below provides the estimated annual benefits payable under the Pension Plan upon retirement in specified compensation and years of service classifications:

Pension Plan Table

Remuneration	Years of Service
	15	20	25	30	35
$100,000	$13,838	$18,451	$23,063	$27,676	$27,676
125,000	13,838	18,451	23,063	27,676	27,676
150,000	13,838	18,451	23,063	27,676	27,676
175,000	13,838	18,451	23,063	27,676	27,676
200,000	13,838	18,451	23,063	27,676	27,676
225,000	13,838	18,451	23,063	27,676	27,676
250,000	13,838	18,451	23,063	27,676	27,676
300,000	13,838	18,451	23,063	27,676	27,676
400,000	13,838	18,451	23,063	27,676	27,676
450,000	13,838	18,451	23,063	27,676	27,676
500,000	13,838	18,451	23,063	27,676	27,676

The compensation considered in determining benefits under the Pension Plan (as provided in the column titled “Remuneration”) is the annual average compensation for the five consecutive calendar years producing the highest average. The compensation considered is limited to $75,000. All amounts of salary, bonus and other compensation as reported in the Summary Compensation Table, up to $75,000, are included in compensation considered under the Pension Plan. The amounts of benefit provided in the Pension Plan Table are the amounts of benefit payable per year in equal monthly installments for the life expectancy of the participants (i.e., straight life annuity amounts). The Pension Plan is integrated with Social Security, and its benefit formula is as follows: (i) 0.6667% of compensation, multiplied by years of service up to 30 years; plus (ii) 0.65% of compensation in excess of $10,000 multiplied by years of service up to 30 years.

The estimated credited years of service for each of the Named Executive Officers were as follows, estimated as of January 1, 2002:

Name	Estimated Credited Years of Service
Robert J. Arnot	10
Daniel J. Gladstone	3
Eugene C. Wielepski	28
Thomas P. Ormandy	15
Danielle Lambert	3

Compensation Committee Interlocks and Insider Participation in Compensation Decisions

None of the directors serving on the Compensation Committee is an employee of the Company, and neither the Chief Executive Officer nor any of the Named Executive Officers has served on the Compensation Committee. No director or executive officer of the Company is a director or executive officer of any other corporation that has a director or executive officer who is also a director or board committee member of the Company.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information with respect to the beneficial ownership of the Company’s Common Stock as of March 23, 2002 by (i) each person (or group of affiliated persons) known by the Company to own beneficially more than five percent of the outstanding Common Stock, (ii) each director of the Company, (iii) the Chief Executive Officer and each of the other named executive officers listed under “Executive Compensation”, and (iv) all executive officers and directors of the Company as a group.

	Shares Beneficially Owned (2)
Name of Beneficial Owners	Number	Percent(3)
Robert J. Arnot (1)	489,871	6.25%
Neal J. Fox	—	*
Daniel J. Gladstone	—	*
Jon Hechler (1)(4)	1,102,152	14.07
Danielle Lambert	—	*
Anthony J. Marterie	—	*
Thomas P. Ormandy	158,320	2.02
Ronald S. Schmidt	152,111	1.94
Eugene C. Wielepski	194,242	2.48
Wurzburg S.A.(5)	500,000	6.38
Ambra Inc.(6)	666,667	8.51
All directors and executive officers as a group (9 persons)	2,096,696	26.76%

*	Less than one percent.
(1)	The business address of such person is c/o I.C. Isaacs & Company, Inc., 3840 Bank Street, Baltimore, Maryland 21224–2522.
(2)

Except as described below and subject to certain shareholders agreements and applicable community property laws and similar laws, each person listed above has sole voting and investment power with respect to such shares. See “Certain Relationships and Related Transactions.”

(3)	Based on percentage of total number of shares outstanding as of March 23, 2002.
(4)	Includes 661,369 shares held by the Estate of Ira J. Hechler, of which Jon Hechler is sole executor.
(5)

In August 2000, the Company issued 500,000 shares of restricted Common Stock to Latitude Licensing Corp. (“Latitude”) in connection with the amendment of a license agreement between the Company and Latitude. Immediately upon receipt of the Common Stock, Latitude transferred such Common Stock to its affiliate, Wurzburg S.A. (“Wurzburg”). The address of Wurzburg is 134 Boulevard de la Petrusse, L–2330 Luxembourg.

(6)

Pursuant to the 1999 restructuring of its licensing arrangement with Ambra Inc. (“Ambra”) the Company issued to Ambra 666,667 shares of restricted Common Stock on April 30, 2000. The address of Ambra is 645 Fifth Avenue, New York, New York 10022.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Wurzburg S.A.

In January 2000, the Company entered into a global sourcing agreement with G.I. Promotions, an affiliate of Wurzburg S.A. (“Wurzburg”), to act as a non-exclusive sourcing agent to licensees of the Marithe & Francois Girbaud trademark for the manufacture of Girbaud jeanswear and sportswear. The global sourcing agreement extends until December 31, 2003 and provides that the Company shall net a facilitation fee of 5.0% of the total FOB pricing for each order shipped to licensees under the agreement. Also in January 2000, the Company entered into a license agreement with Wurzburg. The license has a term of three years and provides that the Company shall pay Wurzburg a royalty of 1.0% of the total FOB pricing for each order shipped to a licensee under the global sourcing agreement.

Transactions with Ambra Inc.

In October 1999, the Company, Ambra Inc. (“Ambra”) and Hugo Boss A.G. (“Hugo Boss”) entered into certain agreements including (i) a license agreement (the “License Agreement”) granting the Company rights to manufacture and sell apparel using the BOSS brand name and (ii) an agreement pursuant to which the Company issued to Ambra an aggregate of 3.3 million shares of Series A Convertible Preferred Stock, par value $.0001 per share, of the Company (the “Preferred Stock”) and 666,667 shares of common stock of the Company. The License Agreement had an initial term through December 31, 2003 and carried minimum annual royalties of approximately $3.2 million in each of 2000 and 2001, approximately $2.6 million in 2002 and approximately $2.1 million in 2003. The Preferred Stock was redeemable at the option of the Company any time and from time to time and at the option of Ambra upon the occurrence of certain acceleration events under the License Agreement, in either case at a redemption price of $1.00 per share. Any and all unredeemed shares of Preferred Stock are convertible, at the option of the holder, for a 60 day period beginning October 1, 2003, into a promissory note of the Company in a principal amount equal to $1.00 multiplied by the total number of shares of Preferred Stock being converted, with interest thereafter at an annual interest rate of 12%, payable in four quarterly installments beginning January 1, 2004.

In October 2000, the Board of Directors of the Company authorized the appropriate officers of the Company to negotiate a termination of the License Agreement. In March 2001, the Company, Ambra and Hugo Boss entered into an agreement to terminate the Company’s rights under the License Agreement (the “License Rights Termination Agreement”). Pursuant to the License Rights Termination Agreement, (i) the Company issued to Ambra a subordinated secured promissory note (the “Note”) of the Company in the principal amount of $7.2 million, with principal and interest at an annual rate of 8% payable in twenty–four (24) quarterly installments in the amount of (a) $205,500 each through December 31, 2001, (b) $420,000 each from March 31, 2002 through September 30, 2006 and (c) $407,085 on December 31, 2006; (ii) the Company’s rights under the License Agreement (including the Company’s obligation to pay any royalties thereunder) were terminated (iii) the Company agreed to sell or dispose of existing BOSS inventory by October 31, 2001; and (iv) the Preferred Stock will be (a) redeemable by the Company until June 30, 2002 for $1.00 per share, (b) redeemable by the Company from July 1, 2002 through December 31, 2002 for the greater of $1.00 per share or the amount equal to the market value of the number of shares of common stock which the holder of the Preferred Stock would have held had the shares of Preferred Stock to be redeemed been converted to common stock immediately prior to such redemption; (c) redeemable by Ambra at any time upon an event of default under the Note; and (d) convertible by Ambra from January 1, 2003 through December 31, 2006 into (at Ambra’s election): (x) a subordinated secured promissory note of the Company in the amount equal to the number of shares of Preferred Stock converted multiplied by $1.00, carrying an interest rate of 12% per annum and payable over a term of twenty–one (21) months or (y) common stock of the Company at a 1:1 conversion ratio. The Company also executed a security agreement in favor of Ambra as security for the Company’s obligations under the Note and agreed to grant a mortgage or deed of trust on the Company’s real estate in Milford, Delaware and Baltimore, Maryland as security for the Company’s obligations under the Note.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K:

(a)(3)      Exhibits.

Exhibit Number	Description
10.93	Amended and Restated Executive Employment Agreement dated April 17, 2002, by and between the Company and Robert J. Arnot

10.94	Amended and Restated Executive Employment Agreement dated April 17, 2002, by and between the Company and Eugene C. Wielepski

10.95	Amended and Restated Executive Employment Agreement dated April 17, 2002, by and between the Company and Daniel J. Gladstone

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

I.C. ISAACS & COMPANY, INC.

By:	/s/ Robert J. Arnot
Robert J. Arnot
Chairman of the Board and Chief Executive Officer
Date : April 30, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Robert J. Arnot	Chairman of the Board and Chief Executive Officer,	April 30, 2002
President and Director (Principal Executive Officer)

/s/ Eugene C. Wielepski	Vice President and Chief Financial Officer and	April 30, 2002
Director (Principal Financial and Accounting Officer)

/s/ Daniel Gladstone	President Girbaud Division and Director	April 30, 2002

/s/ John Hechler	Director	April 30, 2002

/s/ Ronald S. Schmidt	Director	April 30, 2002

/s/ Thomas P. Ormandy	Director	April 30, 2002

/s/ Neal J. Fox	Director	April 30, 2002

/s/ Anthony J. Marterie	Director	April 30, 2002

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Securities Exchange Act of 1934 as amended, by Registrants That Have Not Registered Securities Pursuant to Section 12 of such Act

The Company has not provided any of its security holders a proxy statement, form of proxy or other proxy soliciting material sent to more than ten of the Company’s security holders with respect to any annual or other meeting of its security holders.  As of the date of this Form 10-K, the Company has not provided to its security holders an annual report covering the Company’s last fiscal year.

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
3.01	Amended and Restated Certificate of Incorporation (1)
3.02	Amended and Restated By-Laws (1)
3.03	Certificate of Designation dated November 5, 1999 (9)
3.04	Certificate of Amendment to Certificate of Designation dated March 15, 2001 (1)
4.01	Specimen Common Stock Certificate (1)
10.01(a)	Form of Amended and Restated Shareholders Agreement (1)
10.01(b)	Form of Amendment No. 1 to Amended and Restated Shareholders Agreement (1)
10.02	Employment Agreement dated as of May 15, 1997 between the Registrant and Robert J. Arnot (1)
10.03	Employment Agreement dated as of May 15, 1997 between Registrant and Gerald W. Lear (1)
10.04	Employment Agreement dated as of May 15, 1997 between Registrant and Gary B. Brashers (1)
10.05	Employment Agreement dated as of May 15, 1997, between the Registrant and Eugene C. Wielepski (1)
10.06	Employment Agreement dated as of May 15, 1997, between the Registrant and Thomas Ormandy (1)
10.07	1997 Omnibus Stock Plan (1)
10.08(a)	Accounts Financing Agreement dated June 16, 1992 (1)
10.08(b)	Covenant Supplement to Accounts Financing Agreement dated June 16, 1992 (1)
10.08(c)	Inventory and Equipment Security Agreement Supplement to Accounts Financing Agreement dated June 16, 1992 (1)
10.08(d)	Trade Financing Agreement Supplement to Accounts Financing Agreement (Security Agreement) dated June 16, 1992 (1)
10.08(e)	Amendment to Financing Agreements dated October 30, 1992 (1)
10.08(f)	Second Amendment to Financing Agreements dated January 4, 1993 (1)
10.08(g)	Third Amendment to Financing Agreements dated March 10, 1993 (1)
10.08(h)	Fourth Amendment to Financing Agreements dated May 1, 1993 (1)
10.08(i)	Fifth Amendment to Financing Agreements dated January 1, 1994 (1)
10.08(j)	Sixth Amendment to Financing Agreements dated September 1, 1993 (1)
10.08(k)	Seventh Amendment to Financing Agreements dated August, 1994 (1)
10.08(l)	Eighth Amendment to Financing Agreements dated December 31, 1994 (1)
10.08(m)	Ninth Amendment to Financing Agreements dated April, 1995 (1)
10.08(n)	Tenth Amendment to Financing Agreements dated June 23, 1995 (1)
10.08(o)	Eleventh Amendment to Financing Agreements dated January 1, 1996 (1)
10.08(p)	Twelfth Amendment to Financing Agreements dated June 25, 1996 (1)
10.08(q)	Thirteenth Amendment to Financing Agreements dated August, 1996 (1)
10.08(r)	Term Promissory Note dated June, 1996 (1)
10.08(s)	Trademark Collateral Assignment and Security Agreement dated June 16, 1992 (1)
10.09	Form of Indemnification Agreement (1)
10.10(a)	BOSS Worldwide Rights Acquisition Agreement dated September 30, 1997 (1)
10.10(b)	Promissory Note dated November 5, 1997 (1)
10.10(c)	Guaranty of Promissory Note dated November 5, 1997 (1)
10.10(d)	Trademark Assignment dated November 5, 1997 (1)
10.10(e)	Trademark Assignment dated November 5, 1997 (1)
10.10(f)	Trademark Assignment dated November 5, 1997 (1)
10.10(g)	Trademark Assignment dated November 5, 1997 (1)
10.10(h)	Assignment and Assumption Agreement dated November 5, 1997 (1)

EXHIBIT NO.	DESCRIPTION
10.10(i)	Escrow Agreement dated November 5, 1997 (1)
10.10(j)	Collateral Assignment of Trademarks dated November 5, 1997 (1)
10.10(k)	Termination of License Agreement dated November 5, 1997 (1)
10.10(l)	Logo Typeface (1)
10.10(m)	Certain Provisions in Settlement Agreement (1)
10.11(a)	Foreign BOSS Rights Acquisition Agreement dated September 30, 1997 (1)
10.11(b)	Trademark Assignment dated November 5, 1997 (1)
10.11(c)	Assignment and Assumption Agreement dated November 5, 1997 (1)
+10.11(d)	Concurrent Use Agreement dated November 5, 1997 (1)
+10.11(e)	Foreign Manufacturing Rights Agreement dated November 5, 1997 (1)
10.11(f)	Option Agreement dated November 5, 1997 (1)
10.11(g)	Secured Limited Recourse Promissory Note dated November 5, 1997 (1)
10.11(h)	Note Assumption Agreement dated November 5, 1997 (1)
10.11(i)	Guaranty of Promissory Note dated November 5, 1997 (1)
10.11(j)	Agreement Regarding Consent to Release and Waiver of Brookhurst Note Claims dated November 5, 1997 (1)
10.11(k)	Certain Provisions in Settlement Agreement (1)
10.11(l)	Indemnification Agreement dated November 5, 1997 (1)
10.12	Uniforms License Agreement dated November 5, 1997 (1)
10.13	Trademark License Agreement Relating to BOSS Golf and Other Marks dated November 5, 1997 (1)
10.14	Beverly Hills Polo Club Exclusive Domestic License Agreement dated December 14, 1995 (1)
10.15	Beverly Hills Polo Club Amendment to Exclusive License Agreement (Men’s) dated June 3, 1997 (1)
10.16	Beverly Hills Polo Club Exclusive Domestic License Agreement dated June 1, 1993 (1)
10.17	Beverly Hills Polo Club Assignment of Licenses (Women’s) dated August 31, 1993 (1)
10.18	Beverly Hills Polo Club Amendment (Women’s) dated September 1, 1993 (1)
10.19	Beverly Hills Polo Club Amendment to Exclusive License Agreement (Women’s) dated June 3, 1997 (1)
10.20	Beverly Hills Polo Club Amendment to Exclusive License Agreement (Men’s dated July 29, 1997 (1)
10.21	Beverly Hills Polo Club International Exclusive License Agreement (Wholesale) dated August 15, 1996 (1)
10.22	Beverly Hills Polo Club Amendment to Exclusive License Agreement (Wholesale) dated June 3, 1997 (1)
10.23	Beverly Hills Polo Club International Exclusive License Agreement (Retail) dated August 15, 1996 (1)
10.24	Beverly Hills Polo Club Amendment to International Exclusive License Agreement (Retail) dated June 3, 1997 (1)
10.25	Beverly Hills Polo Club Amendment to Exclusive License Agreement dated July 29, 1997 (1)
10.26(a)	Girbaud Trademark License and Technical Assistance Agreement dated January 15, 1998 (2)
10.26(b)	Girbaud Trademark License and Technical Assistance Agreement for Women’s Collection dated March 4, 1998 (2)
10.26(c)	Cancellation Agreement dated March 4, 1998 (2)
10.27(a)	Defined Benefit Pension Plan (1)
10.27(b)	First Amendment to Defined Benefit Pension Plan (1)
10.28	Beverly Hills Polo Club Letter Agreement dated March 18, 1998 (2)
10.29	Beverly Hills Polo Club Letter Agreement dated February 27, 1998 (2)
10.30	Beverly Hills Polo Club Letter Agreement dated February 27, 1998 (2)

EXHIBIT NO.	DESCRIPTION
10.31	Beverly Hills Polo Club Exclusive Domestic License Agreement (Boys) dated April 24, 1998 (3)
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

10.42	Executive Employment Agreement by and between I.C. Isaacs & Company, Inc. and Daniel Gladstone dated January 21, 1999 (7)
10.43	Amendment No. 1 to Employment Agreement by and between I.C. Isaacs & Company, Inc. and Robert J. Arnot dated August 27, 1998 (6)
10.44	Amendment No. 1 to Employment Agreement by and between I.C. Isaacs & Company, Inc. and Gerald W. Lear dated August 27, 1998 (6)
10.45	Amendment No. 1 to Employment Agreement by and between I.C. Isaacs & Company, Inc. and Eugene C. Wielepski dated August 27, 1998 (6)
10.46	Amendment No. 1 to Employment Agreement by and between I.C. Isaacs & Company, Inc. and Thomas Ormandy dated August 27, 1998 (6)
10.47	Consulting Agreement by and between I.C. Isaacs & Company and Gary Brashers dated August 27, 1998 (6)
10.48	Amendment No. 2 to Employment Agreement by and between I.C. Isaacs & Company, Inc. and Robert J. Arnot dated February 11, 1999 (7)
10.49	Amendment No. 2 to Employment Agreement by and between I.C. Isaacs & Company, Inc. and Gerald W. Lear dated February 11, 1999 (7)
10.50	Amendment No. 2 to Employment Agreement by and between I.C. Isaacs & Company, Inc. and Eugene C. Wielepski dated February 11, 1999 (7)
10.51	Amendment No. 2 to Employment Agreement by and between I.C. Isaacs & Company, Inc. and Thomas Ormandy dated February 11, 1999 (7)
10.52	Amendment No. 1 to Consulting Agreement by and between I.C. Isaacs & Company and Gary Brashers dated February 11, 1999 (7)

EXHIBIT NO.	DESCRIPTION
10.53	Sixteenth Amendment to Financing Agreements dated March 26, 1999 (7)
10.54	Amendment by and between BHPC Marketing, Inc. dated March 1, 1999 relating to the International Exclusive License Agreement (Wholesale) dated August 15, 1996 (7)
10.55	Amendment by and between BHPC Marketing, Inc. dated March 1, 1999 relating to the International Exclusive License Agreement (Retail) dated August 15, 1996 (7)
10.56	Amendment No. 1 dated March 4, 1998 to Trademark License and Technical Assistance Agreement for Men’s Collections by and between the Company and Latitude Licensing Corp. (7)
++10.57	Amendment No. 3 dated December 23, 1998 to Trademark License and Technical Assistance Agreement for Women’s Collections by and between the Company and Latitude Licensing Corp. (7)
10.58	Severance and Redemption Agreement dated June 30, 1999 by and between the Company and Gerald W. Lear (8)
10.59	Second Amended and Restated Shareholders Agreement dated June 30, 1999 (8)
10.60	Amendment No. 4 to the Trademark License and Technical Assistance Agreement Covering Women’s Products dated August 2, 1999 (8)
10.61	Shareholders Agreement dated August 9, 1999 (8)
10.62	Agreement dated October 22, 1999 by and among I.C. Isaacs & Company, Inc., I.C. Isaacs & Company L.P., Ambra Inc. and Hugo Boss AG. (9)
10.63	Restated and Amended License Rights Agreement dated October 22, 1999 by and among Ambra Inc., Hugo Boss AG and I.C. Isaacs & Company L.P. (9)
10.64	Shareholders Agreement dated November 5, 1999 by and between I.C. Isaacs & Company, Inc. and Ambra Inc. (9)
10.65	Bill of Sale and Assignment of Trademark Rights dated October 22, 1999 by and between I.C. Isaacs & Company L.P. and Ambra Inc. (9)
10.66	Assumption of Assumed Agreements dated October 22, 1999 and between I.C. Isaacs & Company L.P. and Ambra Inc. (9)
10.67	Amendment to International Exclusive License Agreement dated November 1, 1999 by and between I.C. Isaacs Europe, S.L. and BHPC Marketing, Inc. (10)
10.68	Amendment to International Exclusive License Agreements dated September 1, 1999 by and between I.C. Isaacs Europe, S.L. and BHPC Marketing, Inc. (10)
10.69	Amendment No. 3 to Employment Agreement dated January 3, 1999 by and between I.C. Isaacs & Company L.P. and Robert J. Arnot (10)
10.70	Amendment No. 3 to Employment Agreement dated January 3, 1999 by and between I.C. Isaacs & Company L.P. and Eugene C. Wielepski. (10)
10.71	Letter Agreement dated December 31, 1999 by and between I.C. Isaacs & Company L.P. and G.I. Promotion (10)
10.72	License Agreement effective January 1, 2000 by and between I.C. Isaacs & Company L.P. and Wurzburg Holding S.A. (10)
10.73	Girbaud Distribution Agreement Canada dated as of May 15, 2000, between Western Glove Works and I.C Isaacs and Company L.P. (11)
10.74	Amendment No. 1 dated as of May 15, 2000, to Girbaud Distribution Agreement Canada dated as of May 15, 2000, between Western Glove Works and I.C. Isaacs and Company L.P. (11)
10.75

Amendment No. 2 dated June 21, 2000, to Trademark License and Technical Assistance Agreement Covering Men’s Products dated January 15, 1998, by and between Latitude Licensing Corp. and I.C. Isaacs & Company L.P. (11)

EXHIBIT NO.	DESCRIPTION
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

10.78	Amendment No. 2, dated as of August 25, 2000, to Consulting Agreement by and between I.C. Isaacs & Company, Inc. and Gary Brashers (12)
10.79	Eighteenth Amendment to Financing Agreement, dated as of May 30, 2000 (12)
10.80	Nineteenth Amendment to Financing Agreement, dated June 23, 2000 (12)
10.81	Twentieth Amendment to Financing Agreements, dated as of November 7, 2000 (12)
10.82	Letter Agreement dated August 9, 2000, by and between I.C. Isaacs & Company L.P. and Congress Financial Corporation relating to Covenant Supplement to the Accounts Financing Agreement (12)
10.83	License Rights Termination Agreement dated March 15, 2001 by and between Ambra Inc., Hugo Boss AG, I.C. Isaacs & Company L.P. I.C. Isaacs & Company, Inc. (13)
10.84	Subordinated Secured Promissory Note dated March 15, 2001 (13)
10.85	Security Agreement dated March 15, 2001 by and between I.C. Isaacs & Company, Inc. and Ambra Inc. (13)
10.86	Amendment No. 1 dated March 15, 2001 to Shareholders Agreement by and between I.C. Isaacs & Company, Inc. and Ambra Inc. (13)
10.87	Twenty-second Amendment to Financing Agreements dated March 15, 2001 (13)
10.88	Amendment No. 4 to Employment Agreement dated March 31, 2001 by and between I.C. Isaacs & Company L.P. and Robert J. Arnot (14)
10.89	Amendment No. 4 to Employment Agreement dated March 31, 2001 by and between I.C. Isaacs & Company L.P. and Eugene Wielepski (14)
10.90	Twenty-third Amendment to Financing Agreements dated August 13, 2001 (15)
10.91	Twenty-fourth Amendment to Financing Agreements dated March 11, 2002 (16)
10.92	Amendment No. 3 to Trademark License and Technical Assistance Agreement Covering Men’s Products dated May 31, 2001 (16)
10.93	Amended and Restated Executive Employment Agreement dated April 17, 2002, by and between the Company and Robert J. Arnot
10.94	Amended and Restated Executive Employment Agreement dated April 17, 2002, by and between the Company and Eugene C. Wielepski
10.95	Amended and Restated Executive Employment Agreement dated April 17, 2002, by and between the Company and Daniel J. Gladstone
21.01	List of Subsidiaries (1)
23.01	Consent of BDO Seidman, LLP (16)

(1)	Previously filed with the Company’s Registration Statement on Form S-1 (SEC File No. 333-37155).
(2)	Previously filed with the Company’s Annual Report on Form 10-K for the Year Ended December 31, 1997 (SEC File No. 0-23379).
(3)	Previously filed with the Company’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 1998 (SEC File No. 0-23379).
(4)	Previously filed with the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1998 (SEC File No. 0-23379).

(5)	Previously filed with the Company’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 1998 (SEC File No. 0-23379).
(6)	Previously filed with the Company’s Current Report on Form 8-K dated August 27, 1998 (SEC File No. 0-23379).
(7)	Previously filed with the Company’s Annual Report on Form 10-K for the Year Ended December 31, 1998 (SEC File No. 0-23379).
(8)	Previously filed with the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1999 (SEC File No. 0-23379).
(9)	Previously filed with the Company’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 1999 (SEC File No. 0-23379).

(10)	Previously filed with the Company’s Annual Report on Form 10-K for the Year Ended December 31, 1999 (SEC File No. 0-23379).
(11)	Previously filed with the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2000 (SEC File No. 0-23379).
(12)	Previously filed with the Company’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2000 (SEC File No. 0-23379).
(13)	Previously filed with the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2000 (SEC File No. 0-23379).
(14)	Previously filed with the Company’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2001 (SEC File No. 0-23379).
(15)	Previously filed with the Company’s Current Report on Form 8-K dated September 14, 2001 (SEC File No. 0-23379).
(16)	Previously filed with the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2001 (SEC File No. 0-23379).

+	Certain portions of this exhibit have been omitted pursuant to an order granting confidential treatment and have been filed separately with the Securities and Exchange Commission.
++	Certain portions of this exhibit have been omitted pursuant to a request for an order granting confidential treatment and have been filed separately with the Securities and Exchange Commission.