Form 10-Q
period 2002-03-31
IC ISAACS & CO INC
filed 2002-05-15
CIK 1041179

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10–Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number: 0–23379

I.C. ISAACS & COMPANY, INC.

(Exact name of Registrant as specified in its Charter)

DELAWARE	52-1377061
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3840 BANK STREET BALTIMORE, MARYLAND	21224-2522
(Address of principal executive offices)	(Zip Code)

(410) 342–8200

(Registrant’s telephone number, including area code)

NONE

(Former name, former address and former

fiscal year–if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

As of May 14, 2002, 7,834,657 shares of common stock, par value $.0001 per share, (“Common Stock”) of the Registrant were outstanding.

PART I—FINANCIAL INFORMATION

I.C. Isaacs & Company, Inc.

Consolidated Balance Sheets

Item 1. Financial Statements.

	December 31, 2001	March 31, 2002
Assets
Current
Cash, including temporary investments of $170,000 and $70,000	$826,812	$494,658
Accounts receivable, less allowance for doubtful accounts of $400,000 and $382,000	9,337,333	11,393,750
Inventories (Note 1)	5,070,802	4,599,226
Prepaid expenses and other	423,062	378,855
Refundable income taxes	31,192	31,192
Total current assets	15,689,201	16,897,681
Property, plant and equipment, at cost, less accumulated depreciation and amortization	2,521,696	2,299,337
Trademark and licenses, less accumulated amortization of $965,818 and $1,048,144 (Note 8)	384,182	301,856
Other assets	3,737,804	3,873,625
	$22,332,883	$23,372,499

Liabilities And Stockholders’ Equity
Current
Checks issued against future deposits	$348,856	$191,978
Current maturities of long-term debt (Note 2)	1,160,134	1,183,336
Accounts payable	1,090,453	658,280
Accrued expenses and other current liabilities (Note 3)	1,936,150	2,205,689
Total current liabilities	4,535,593	4,239,283

Long-term debt (Note 2)	5,680,953	5,374,572
Redeemable preferred stock (Note 8)	3,300,000	3,300,000
Commitments and Contingencies (Note 8)

Stockholders’ Equity (Note 6)
Preferred stock; $.0001 par value; 5,000,000 shares authorized, none outstanding	—	—
Common stock; $.0001 par value; 50,000,000 shares authorized, 9,011,366 shares issued; 7,834,657 shares outstanding	901	901
Additional paid-in capital	39,674,931	39,674,931
Accumulated deficit	(28,536,624)	(26,894,317)
Treasury stock, at cost (1,176,709 shares)	(2,322,871)	(2,322,871)
Total stockholders’ equity	8,816,337	10,458,644
	$22,332,883	$23,372,499

See accompanying notes to consolidated financial statements.

I.C. Isaacs & Company, Inc.

Consolidated Statements of Income

	Three Months Ended March 31,
	2001	2002
Net sales	$23,939,924	$20,156,508
Cost of sales	16,055,495	11,686,262
Gross profit	7,884,429	8,470,246

Operating Expenses
Selling	3,347,232	2,992,880
License fees	1,478,620	1,443,042
Distribution and shipping	771,679	700,952
General and administrative	1,404,097	1,525,841
Total operating expenses	7,001,628	6,662,715
Operating income	882,801	1,807,531

Other income (expense)
Interest, net of interest income of $988 and $397	(321,559)	(171,371)
Other, net	71,856	6,147
Total other income (expense)	(249,703)	(165,224)
Income from continuing operations	633,098	1,642,307
Income from operations of discontinued subsidiary (Note 7)	6,171	—
Net income	$639,269	$1,642,307

Basic earnings per share from continuing operations	$0.08	$0.21
Basic earnings per share from discontinued operations	$—	$—
Basic earnings per share	$0.08	$0.21
Weighted average shares outstanding	7,864,657	7,834,657
Diluted earnings per share from continuing operations	$0.08	$0.21
Diluted earnings per share from discontinued operations	$—	$—
Diluted earnings per share	$0.08	$0.21
Weighted average shares outstanding	7,864,657	7,844,657

See accompanying notes to consolidated financial statements.

I.C. Isaacs & Company, Inc.

Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2001	2002
Operating Activities
Net income	$639,269	$1,642,307
Adjustments to reconcile net income to net cash provided by operating activities
Provision for doubtful accounts	211,298	105,349
Write off of accounts receivable	(81,298)	(123,349)
Provision for sales returns and discounts	1,357,435	809,871
Sales returns and discounts	(1,335,435)	(863,871)
Depreciation and amortization	275,020	364,755
(Gain) loss on sale of assets	(2,000)	40,705
(Increase) decrease in assets
Accounts receivable	(2,755,483)	(1,984,417)
Inventories	3,902,348	471,576
Prepaid expenses and other	76,301	44,207
Other assets	(360,409)	(217,250)
Increase (decrease) in liabilities
Accounts payable	93,602	(432,173)
Accrued expenses and other current liabilities	(785,855)	269,539
Cash provided by operating activities	1,234,793	127,249

Investing Activities
Capital expenditures	(143,298)	(19,346)
Proceeds from sale of assets	10,800	—
Cash used in investing activities	(132,498)	(19,346)

Financing Activities
Checks issued against future deposits	(531,551)	(156,878)
Net payments on revolving line of credit	(433,696)	—
Principal payments on long-term debt	(176,900)	(283,179)
Cash used in financing activities	(1,142,147)	(440,057)

Decrease in cash and cash equivalents	(39,852)	(332,154)
Cash and Cash Equivalents, at beginning of period	847,644	826,812
Cash and Cash Equivalents, at end of period	$807,792	$494,658

See accompanying notes to consolidated financial statements.

I.C. Isaacs & Company, Inc.

Summary of Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of I. C. Isaacs & Company, Inc. (“ICI”), I.C. Isaacs Europe, S.L. (“Isaacs Europe”), I.C. Isaacs & Company L.P. (the “Partnership”), Isaacs Design, Inc. (“Design”) and I. C. Isaacs Far East Ltd. (collectively, the “Company”). The Company sold the common stock of Isaacs Europe in December 2001. The prior period income statement has been reclassified to present comparable information and to reflect the results of operations of Isaacs Europe as discontinued operations (see Note 7).  I.C. Isaacs Far East Ltd. did not have any significant revenue or expenses in 2001 or thus far in 2002.  All intercompany balances and transactions have been eliminated.

Business Description

The Company, which operates in one business segment, designs and markets branded jeanswear and sportswear. The Company offers collections of jeanswear and sportswear for men and women under the Marithé and François Girbaud brand in the United States, Puerto Rico and Canada.  The Girbaud brand is an internationally recognized designer label with a distinct European influence.  The Company has positioned the Girbaud line with a broad assortment of products, styles and fabrications reflecting a contemporary European look.  Until December 2001, the Company offered collections of sportswear for men and boys under the Beverly Hills Polo Club brand in the United States, Puerto Rico and Europe. The Company also marketed women’s pants and jeans under various other Company-owned brand names and under third-party private labels and a focused line of sportswear under its Urban Expedition (UBX) brand in the United States and Europe.  The Company discontinued production of the women’s Company-owned and private label lines and the Urban Expedition (UBX) line in 2001.  All remaining inventories of these discontinued lines have been shipped.

Interim Financial Information

In the opinion of management, the interim financial information as of March 31, 2002 and for the three months ended March 31, 2001 and 2002 contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods. Results for interim periods are not necessarily indicative of results to be expected for an entire year.

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10–Q and Article 10 of Regulation S–X. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the consolidated financial statements, and the notes thereto, included in the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2001.

Risks and Uncertainties

The apparel industry is highly competitive. The Company competes with many companies, including larger, well capitalized companies which have sought to increase market share through massive consumer advertising and price reductions. The Company continues to experience increased competition from many established and new competitors at both the department store and specialty store channels of distribution. The Company continues to redesign its jeanswear and sportswear lines in an effort to be competitive and compatible with changing consumer tastes. Also, the Company has developed and implemented marketing initiatives, which include “shop-in-shops” and outdoor advertising, to promote its Girbaud brand. A risk to the Company is that such a strategy may lead to continued pressure on profit margins and net income.  In the past several years, many of the Company’s competitors have switched much of their apparel manufacturing from the United States to foreign locations such as Mexico, the Dominican Republic and throughout Asia. As competitors lower production costs, it gives them greater flexibility to lower prices. Over the last several years, the Company also switched its production to contractors outside the United States to reduce costs.  In 2001, the Company began importing substantially all of its inventory, other than t-shirts, as finished goods from contractors in Asia. This shift in purchasing requires the Company to estimate sales and issue purchase orders for inventory well in advance of receiving firm orders from its customers. A risk to the Company is that its estimates may differ from actual orders. If this happens, the Company may miss sales because it did not order enough inventory, or it may have to sell excess inventory at reduced prices. The Company faces other risks inherent in the apparel industry. These risks include changes in fashion trends and related consumer acceptance and the continuing consolidation in the retail segment of the apparel industry. The Company’s ability, or inability, to manage these risk factors could influence future financial and operating results.

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

Concentration of Credit Risk

Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of trade accounts receivable. The Company’s customer base is not concentrated in any specific geographic region, but is concentrated in the retail industry. For the three months ended March 31, 2002 and 2001, sales to no one customer accounted for more than 10.0% of net sales.  The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

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

Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS 109”). Under SFAS 109, deferred taxes are determined using the liability method, which requires the recognition of deferred tax assets and liabilities based on differences between financial statement and income tax basis using presently enacted tax rates.

Earnings Per Share

Earnings per share is based on the weighted average number of shares of common stock and dilutive common stock equivalents outstanding. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity. Basic and diluted earning per share are the same for the three months ended March 31, 2001 and 2002 because the impact of dilutive securities is not significant.  There were outstanding employee stock options of 1,020,250 and 1,086,250 at March 31, 2001 and 2002, respectively.

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

Recent Accounting Pronouncements

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, “Accounting for Goodwill” (“SFAS 142”). SFAS 142 establishes accounting standards for existing goodwill related to purchase business combinations.  Under SFAS 142, the Company would discontinue the periodic amortization of goodwill effective with adoption of the SFAS 142.  Also, the Company would have to test any remaining goodwill for possible impairment within six months of adoption of SFAS 142, and periodically thereafter, based on new valuation criteria set forth in SFAS 142.  Further, SFAS 142 has new criteria for purchase price allocation. The Company adopted SFAS 142 effective January 1, 2002.  The adoption of SFAS 142 had no effect on the Company’s financial statements.

I.C. Isaacs & Company, Inc.

Notes to Consolidated Financial Statements

1. Inventories

Inventories consist of the following:	December 31, 2001	March 31, 2002
Raw Materials	$763,233	$530,098
Work-in-process	489,551	493,857
Finished Goods	3,818,018	3,575,271
	$5,070,802	$4,599,226

2. Long-term Debt

The Company has an asset-based revolving line of credit (the “Agreement”) with Congress Financial Corporation (“Congress”).  In March 2001, the Agreement was amended to extend the term through December 31, 2002. The amended Agreement provides that the Company may borrow up to 80.0% of net eligible accounts receivable and a portion of inventory, as defined in the Agreement. Borrowings under the Agreement may not exceed $25.0 million including outstanding letters of credit which are limited to $6.0 million from May 1 to September 30 of each year and $4.0 million for the remainder of each year, and bear interest at the lender’s prime rate of interest plus 1.0% (effectively 5.75% at March 31, 2002). In connection with amending the Agreement in March 2001, the Company paid Congress a financing fee of $150,000. The financing fee is being amortized over 21 months, ending December 31, 2002. Outstanding letters of credit approximated $1.7 million at March 31, 2002. Under the terms of the Agreement, and as further amended in March 2002, the Company is required to maintain minimum levels of working capital and tangible net worth and the Company was in compliance at March 31, 2002.

In March 2001, the Company issued a $7,200,000 note payable to Ambra, Inc. (“Ambra”) as consideration for the termination of its rights and royalty obligations under the Company’s license for use of the BOSS brand name. The note payable, which bears interest at 8.0% per annum with interest and principal payable quarterly through December 31, 2006, is subordinated to the asset-based line of credit and is collateralized by a second security interest in the Company’s assets.

3. Accrued Expenses

Accrued expenses consist of the following:	December 31, 2001	March 31, 2002
Royalties	$107,061	$688,000
Severance benefits	526,611	311,511
Selling bonuses	460,000	117,000
License obligation	325,000	325,000
Customer credit balances	215,805	160,324
Payable to salesmen	—	134,291
Payroll tax withholdings	56,381	124,991
Accrued compensation	87,707	77,417
Accrued professional fees	50,000	200,000
Property taxes	86,585	46,155
Other	21,000	21,000
	$1,936,150	$2,205,689

4. Income Taxes

The Company has estimated its annual effective tax rate at 0% based on its estimate of pre–tax income and the complete utilization of existing net operating loss carryforwards.  The complete utilization of net operating loss carryforwards is allowable under recent tax legislation which became effective January 1, 2002.  The Company has net operating losses of approximately $38,600,000 which begin to expire in 2013.

5. Earnings Per Share

Earnings per share is based on the weighted average number of shares of common stock and dilutive common stock equivalents outstanding. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity. The following table presents a reconciliation between the weighted average shares outstanding for basic and diluted earnings per share for the three months ended March 31, 2002.  There was no impact on earnings per share of potentially dilutive securities for the three months ended March 31, 2001.

	Income	Shares	Per Share Amount
Basic earnings per share:
Income available to common shareholders	$1,642,307	7,834,657	$0.21
Effect of dilutive options		10,000
Dilutive earnings per share	$1,642,307	7,844,657	$0.21

6. Stock Options

In May 1997, the Company adopted the 1997 Omnibus Stock Plan. Under the 1997 Omnibus Stock Plan, the Company may grant qualified and nonqualified stock options, stock appreciation rights, restricted stock or performance awards, payable in cash or shares of common stock, to selected employees. The Company has reserved 1,100,000 shares of common stock for issuance under the 1997 Omnibus Stock Plan, as amended. Options vest at the end of the second year and expire 10 years from the date of grant or upon termination of employment.  There was no stock option activity in the first three months of 2002 or 2001.

The Company has adopted the disclosure–only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation” (“SFAS 123”), but applies the intrinsic value method set forth in Accounting Principles Board Opinion No. 25. For stock options granted to employees, the Company has estimated the fair value of each option granted using the Black–Scholes option–pricing model.

If the Company had elected to recognize compensation expense based on the fair value at the grant dates, consistent with the method prescribed by SFAS No. 123, net income per share would have been changed to the pro forma amount indicated below:

Three Months Ended

	March 31, 2001	March 31, 2002
Net income:
As reported	$639,269	$1,642,307
Pro forma	619,140	1,636,458
Basic and diluted income per share:
As reported	$0.08	$0.21
Pro forma	0.08	0.21

7. Discontinued Operations

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

The sale of Isaacs Europe was effective on December 31, 2001 and as such the consolidated balance sheet of the Company at December 31, 2001 does not include the assets or liabilities of the disposal group.  In accordance with SFAS 144, the prior period income statement has been reclassified to present comparable information and to reflect the results of operations of Isaacs Europe as discontinued operations.

8. Commitments and Contingencies

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

Beginning with the first quarter of 1999, the Company was obligated to pay the greater of actual royalties earned or the minimum guaranteed royalties for that year. The Company is required to spend the greater of an amount equal to 3% of Girbaud women’s net sales or $400,000 in advertising and related expenses promoting the women’s Girbaud brand products in each year through the term of the Girbaud women’s agreement. In addition, while the agreement is in effect the Company is required to pay $190,000 per year to the licensor for advertising and promotional expenditures related to the Girbaud brand. In December 1998, the Girbaud women’s license agreement was amended to provide that the Company would spend an additional $1.8 million on sales and marketing in 1999 in conjunction with a one year deferral of the requirement that the Company open a Girbaud retail store in New York City. In August 1999, the Company issued 500,000 shares of restricted common stock to Latitude Licensing Corp. in connection with an amendment of the Girbaud women’s license agreement. The market value of the shares issued, as of the date of issuance, was $750,000 and, together with the initial license fee of $600,000, is being amortized over the remaining life of the agreement. Under the amended license agreement, if the Company has not signed a lease agreement for a Girbaud retail store by July 31, 2002 it will become obligated to pay Latitude Licensing Corp. an additional $500,000 in royalties.   During 2001, the Company  decided not to sign a lease agreement for a Girbaud retail store and paid $175,000 of this royalty, the remainder of which will be paid by July 31, 2002.  The entire amount was expensed in the fourth quarter of 2001.

 In January 2000, the Company entered into a global sourcing agreement with G.I. Promotions to act as a non-exclusive sourcing agent to licensees of the Marithe & Francois Girbaud trademark for the manufacture of Girbaud jeanswear and sportswear. The global sourcing agreement extends until December 31, 2003 and provides that the Company shall net a facilitation fee of 5.0% of the total FOB pricing for each order shipped to licensees under this agreement. Also in January 2000, the Company entered into a license agreement with Wurzburg Holding S.A. (“Wurzburg”). The license has a term of three years and provides that the Company shall pay Wurzburg a royalty of 1.0% of the total FOB pricing for each order shipped to a licensee under the global sourcing agreement.

In May 2000, the Company entered into an exclusive distribution agreement for Girbaud men’s and women’s jeanswear and sportswear products in Canada. The Company will sell to Western Glove Works (“Distributor”) Girbaud products produced in Mexico or the United States at cost plus 12.0%, which is less than its normal profit margins on sales of comparable products to the Company’s retail customers. For products purchased by the Distributor from overseas, the Distributor will pay a distributor’s fee equal to 6.75% of net sales to the Company. Under the agreement, the Distributor will pay a royalty fee equal to 6.25% of net sales to the Company, which will in turn pay the royalty to Latitude Licensing Corp. The initial term of the agreement expires on December 31, 2001. The Distributor renewed the agreement with the Company for an additional one-year term that expires on December 31, 2002. The Distributor may renew the agreement for five additional one-year terms. The minimum sales level for calendar year 2002 is $2,000,000 (Canadian Dollars), which results in a minimum distribution fee payable to the Company of $60,000 (Canadian Dollars).  The minimum sales level for calendar 2001 was $1,600,000 (Canadian Dollars), which resulted in a minimum distribution fee payable to the Company of $48,000 (Canadian Dollars).

Total license fees on Girbaud sportswear sales amounted to $1,275,838 and $1,443,042 for the three months ended March 31, 2001 and 2002, respectively.

The percentage of Girbaud sportswear sales to total sales was 75.4% and 100.0% for the three months ended March 31, 2001 and 2002, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Important Information Regarding Forward–Looking Statements

This Quarterly Report on Form 10–Q contains forward–looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Those statements include indications regarding the intent, belief or current expectations of the Company and its management, including the Company’s plans with respect to the sourcing, manufacturing, marketing and distribution of its products, the strength of the Company’s backlog, the belief that current levels of cash and cash equivalents together with cash from operations and existing credit facilities will be sufficient to meet its working capital requirements for the next twelve months, its expectations with respect to the performance of the counterparties to its letter of credit agreements, its plans to invest in derivative instruments and the collection of accounts receivable, its beliefs and intent with respect to and the effect of changes in financial accounting rules on its financial statements. Such statements are subject to a variety of risks and uncertainties, many of which are beyond the Company’s control, which could cause actual results to differ materially from those contemplated in such forward–looking statements, including in particular the risks and uncertainties described under “Risk Factors” in the Company’s Prospectus which include, among other things, (i) changes in the marketplace for the Company’s products, including customer tastes, (ii) the introduction of new products or pricing changes by the Company’s competitors, (iii) changes in the economy, (iv) the risk that the backlog of orders may not be indicative of eventual actual shipments, and (v) termination of one or more of its agreements for use of the Girbaud brand names and images in the manufacture and sale of the Company’s products. Existing and prospective investors are cautioned not to place undue reliance on these forward–looking statements, which speak only as of the date hereof. The Company undertakes no obligation to update or revise the information contained in this Quarterly Report on Form 10–Q, whether as a result of new information, future events or circumstances or otherwise.

“I.C. Isaacs “ is a trademark of the Company.  All other trademarks or service marks, including “Girbaud “ & “Marithe and Francois Girbaud “ (collectively, “Girbaud”), “BOSS “ and “Beverly Hills Polo Club “ appearing in this Form 10–Q are the property of their respective owners and are not the property of the Company.

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

Results of Operations

The following table sets forth, for the periods indicated, the percentage relationship to net sales of certain items in the Company’s consolidated financial statements for the periods indicated.

	Three Months Ended March 31,
	2001	2002
Net sales	100.0%	100.0%
Cost of sales	67.1	58.0
Gross profit	32.9	42.0
Selling expenses	14.0	14.8
License fees	6.3	7.3
Distribution and shipping expenses	3.2	3.4
General and administrative expenses	5.7	7.5
Operating income	3.7%	9.0%

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

Net Sales.

Net sales decreased 15.8% to $20.2 million in the three months ended March 31, 2002 from $24.0 million in the three months ended March 31, 2001 The decrease was primarily due to the discontinuance of the BOSS, Beverly Hills Polo Club and Company-owned and private label brands.  The decrease in net sales was not the result of any significant reduction in the prices charged for the Company’s continuing products.  This decrease was partially offset by an increase of net sales in the Girbaud line. Net sales of Girbaud sportswear increased $1.6 million to $20.1 million. Net sales of the Girbaud men’s product line increased $1.6 million to $17.3 million while the Girbaud women’s product line remained unchanged at $2.8 million.

Gross Profit.

Gross profit increased 7.6% to $8.5 million in the three months ended March 31, 2002 from $7.9 million in the three months ended March 31, 2001. Gross profit as a percentage of net sales increased from 32.9% to 42.0% over the same period. The increase in gross profit resulted from the increase in net sales of Girbaud products at higher margins.

Selling, Distribution, General and Administrative Expenses.

S,G&A decreased 5.4% to $5.2 million in the three months ended March 31, 2002 from $5.5 million in the three months ended March 31, 2001. As a percentage of net sales, S,G&A expenses increased to 25.7% from 22.9% over the same period due to higher general and administrative expenses at reduced net sales levels partially offset by lower selling expenses.  Selling expenses decreased primarily as a result of commissions earned on lower net sales. Advertising expenditures remained relatively unchanged  at $0.2 million in the first quarter of 2002 compared to the first quarter of 2001 as the Company continued to focus on targeted print and media advertising campaigns for the Girbaud men’s and women’s collections. The Company is required to spend the greater of an amount equal to 3% of Girbaud net sales or $900,000 in advertising and related expenses promoting the Girbaud brand products in each year through the term of the Girbaud agreements.  Distribution and shipping decreased 12.5% to $0.7 million in the three months ended March 31, 2002 from $0.8 million in the three months ended March 31, 2001. The decrease is a result of lower net sales.  General and administrative expenses increased 7.1% to $1.5 million in the three months ended March 31, 2002 from $1.4 million in the three months ended March 31, 2001. The increase is attributable to an increase in professional fees for the three months ended March 31, 2002.

License Fees.

License fees decreased $0.1 million to $1.4 million in the three months ended March 31, 2002 from $1.5 million in the three months ended March 31, 2001. The decrease is attributable to the decline in the level of net sales under the BOSS and BHPC brands offset by the increase in net sales of the Girbaud brand.

Operating Income.

Operating income increased $0.9 million to $1.8 million in the three months ended March 31, 2002 from $0.9 million in the three months ended March 31, 2001.  The improvement was due to higher gross profit margins on net sales and the reduction of S,G&A expenses.

Interest Expense.

Interest expense decreased $0.1 million to $0.2 million in the three months ended March 31, 2002 from $0.3 million in the three months ended March 31, 2001.   The decrease in interest expense is related to lower borrowings under the Company’s revolving line of credit.

Income Taxes.

The Company has estimated its annual effective tax rate at 0% based on its estimate of pre–tax income for 2002. Also, the Company has net operating loss carryforwards of approximately $38.6 million, which begin to expire in 2013, for income tax reporting purposes for which no income tax benefit has been recorded due to the uncertainty over the level of future taxable income.

Liquidity and Capital Resources

The Company has relied primarily on internally generated funds, trade credit and asset–based borrowings to finance its operations. The Company’s capital requirements primarily result from working capital needed to support increases in inventory and accounts receivable. The Company’s working capital decreased significantly during the first three months of 2002 compared to the first three months of 2001, primarily due to a cumulative net loss of $3.7 million over the four quarters ended March 31, 2002. As of March 31, 2002, the Company had cash and cash equivalents, including temporary investments, of $0.5 million and working capital of $12.7 million compared to $0.8 million and $16.9 million, respectively, as of March 31, 2001.

Operating Cash Flow

Cash provided by operations totaled $0.1 million for the first three months of 2002, compared with cash provided by operations of $1.2 million for the same period of 2001. This is primarily due to the net income of $1.6 million and decreases in inventories partially offset by increases in accounts receivable and other assets.  Cash used for investing activities was insignificant for the first three months of 2002 million. Cash used in financing activities totaled $0.4 million for the first three months of 2002, resulting primarily from payments on outstanding debt and a decrease in checks issued against future deposits.

Accounts receivable increased $2.0 million from December 31, 2001 to March 31, 2002 compared to an increase of $2.8 million from December 31, 2000 to March 31, 2001.  Inventory decreased $0.5 million from December 31, 2000 to March 31, 2001 compared to a decrease of $3.9 million from December 31, 2000 to March 31, 2001.

Capital expenditures were insignificant for the first three months of 2002 and $0.1 million for the first three months of 2001.

Credit Facilities

The Company has an asset-based revolving line of credit (the “Agreement”) with Congress Financial Corporation (“Congress”).  In March 2001, the Agreement was amended to extend the term through December 31, 2002. The amended Agreement provides that the Company may borrow up to (i) 80.0% of net eligible accounts receivable and a portion of inventory, as defined in the Agreement less (ii) a $1.0 million special reserve. Borrowings under the Agreement may not exceed $25.0 million including outstanding letters of credit which are limited to $6.0 million from May 1 to September 30 of each year and $4.0 million for the remainder of each year, and bear interest at the lender’s prime rate of interest plus 1.0% (effectively 5.75% at March 31, 2002). In connection with amending the Agreement in March 2001, the Company paid Congress a financing fee of $150,000. The financing fee is being amortized over 21 months, ending December 31, 2002. Outstanding letters of credit approximated $1.7 million at March 31, 2002. Under the terms of the Agreement, and as further amended in March 2002, the Company is required to maintain minimum levels of working capital and tangible net worth and was in compliance at March 31, 2002.

The Company extends credit to its customers. Accordingly, the Company might have significant risk in collecting accounts receivable from its customers. The Company has credit policies and procedures which it uses to minimize exposure to credit losses. The Company’s collection personnel regularly contact customers with receivable balances outstanding beyond 30 days to expedite collection. If these collection efforts are unsuccessful, the Company may discontinue merchandise shipments until the outstanding balance is paid. Ultimately, the Company may engage an outside collection organization to collect past due accounts. Timely contact with customers has been effective in reducing credit losses. The Company’s credit losses were $0.1 million each for the first quarter of 2002 and 2001 and the Company’s actual credit losses as a percentage of net sales were 0.6% and 0.3%, respectively.

The Company has the following contractual obligations and commercial commitments as of March 31, 2002:

Schedule of contractual obligations:

Payments Due By Period

	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term debt	$6,557,908	$1,183,336	$4,176,282	$1,198,290	$—
Operating leases	831,861	549,963	281,898	—	—
Girbaud license obligations	4,388,000	4,388,000	—	—	—
Total contractual cash obligations	$11,777,769	$6,121,299	$4,458,180	$1,198,290	$—

Schedule of commercial commitments:

Amount of Commitment Expiration Per Period

	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Line of credit *	$25,000,000	$25,000,000	$—	$—	$—
Standby letters of credit *	4,000,000	4,000,000	—	—	—
Total commercial commitments	$29,000,000	$29,000,000	$—	$—	$—

*                 The Company has an asset-based revolving line of credit.  The Company may borrow up to 80% of net eligible accounts receivable and a portion of inventory.  Borrowings under the revolving line of  credit may not exceed $25.0 million including outstanding letters of credit, which are limited to $6.0 million from May 1 to September 30 of each year and $4.0 million for the remainder of each  year.  At March 31, 2002, the Company had no borrowings under its revolving line of credit  and outstanding letters of credit approximated $1.7 million.

The Company believes that current levels of cash and cash equivalents ($0.5 million at March 31, 2002) together with cash from operations and funds available under its Agreement, will be sufficient to meet its capital requirements for the next 12 months.

Backlog and Seasonality

The Company’s business is impacted by the general seasonal trends that are characteristic of the apparel and retail industries. In the Company’s segment of the apparel industry, sales are generally higher in the first and third quarters. Historically, the Company has taken greater markdowns in the second and fourth quarters. The Company generally receives orders for its products three to five months prior to the time the products are delivered to stores. As of March 31, 2002 the Company has unfilled orders of approximately $21.7 million, compared to $30.4 million of such orders as of March 31, 2001. The backlog at March 31, 2002 consisted entirely of orders for the Company’s Girbaud products. . The backlog at March 31, 2001 consisted of product orders for the Company’s Girbaud, BHPC and Company owned and private label lines.  The backlog for Girbaud products at March 31, 2001 was $24.0 million.  The backlog of orders at any given time is affected by a number of factors, including seasonality, weather conditions, scheduling of manufacturing and shipment of products. As the time of the shipment of products may vary from year to year, the results for any particular quarter may not be indicative of the results for the full year.

Impact of Recent Accounting Pronouncements

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, “Accounting for Goodwill” (“SFAS 142”). SFAS 142 establishes accounting standards for existing goodwill related to purchase business combinations.  Under SFAS 142, the Company would discontinue the periodic amortization of goodwill effective with adoption of the SFAS 142.  Also, the Company would have to test any remaining goodwill for possible impairment within six months of adoption of SFAS 142, and periodically thereafter, based on new valuation criteria set forth in SFAS 142.  Further, SFAS 142 has new criteria for purchase price allocation. The Company adopted SFAS 142 effective January 1, 2002.  The adoption of SFAS 142 had no effect on the Company’s financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company’s principal market risk results from changes in floating interest rates on short–term debt. The Company does not use interest rate swap agreements to mitigate the risk of adverse changes in the prime interest rate. However, the impact of a 100 basis point change in interest rates affecting the Company’s short–term debt would not be material to the net income, cash flow or working capital. The Company does not hold long–term interest sensitive assets and therefore is not exposed to interest rate fluctuations for its assets. The Company does not hold or purchase any derivative financial instruments for trading purposes.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Changes in Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4 Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

Textile Investment International S.A., a Luxembourg corporation and wholly-owned subsidiary of Wurzburg S.A. ("Textile"), has purchased from Ambra Inc. ("Ambra") 666,667 shares of I.C. Isaacs common stock, 3.3 million shares of the Company's Series A convertible preferred stock and a promissory note issued by the Company in the principal amount of $7.2 million. The Company issued the promissory note to Ambra in March 2001 as part of its agreement to terminate the Company's license to use the BOSS tradename.

As part of the agreement with Textile, the $7.2 million principal amount promissory note will be restructured to defer principal payments by 50% in 2002 and 25% in 2003 and extend its maturity by one year, until 2007. The preferred stock held by Ambra was to become convertible into either 3.3 million shares of common stock of the Company or a $3.3 million promissory note of the Company in 2003. The 3.3 million shares of preferred stock purchased from Ambra will become convertible immediately following stockholder approval but will be convertible only into 3.3 million shares of common stock of the Company. Following conversion but prior to exercise of certain warrants to be granted to Textile (as discussed below), Textile and Wurzburg S.A. will together own approximately 40% of the Company's outstanding common stock.

Also, subject to stockholder approval, the Company has agreed to (i) grant Textile warrants to purchase 500,000 shares of the Company's common stock for $0.75 per share, (ii) enter into a Stockholders' Agreement with Textile establishing certain terms and conditions regarding the acquisition and disposition of the Company's securities as well as certain corporate governance matters, and (iii) amend the Girbaud licensing agreement for men's and women's apparel to add an additional option for the Company to extend the term by four additional years through 2011.

Anthony Marterie has resigned from the Company's Board of Directors, and representatives of Girbaud will be appointed to fill that vacancy and another vacancy on the Company's Board of Directors. The Company will nominate three additional Girbaud representatives for election to its nine-person Board of Directors at the 2002 Annual Meeting of Stockholders.

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

Dated: May 15, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ ROBERT J. ARNOT	Chairman of the Board, Chief Executive Officer, President and Director	May 15, 2002
Robert J. Arnot	(Principal Executive Officer)

/s/ EUGENE C.WIELEPSKI	Vice President and Chief Financial Officer and Director (Principal Financial	May 15, 2002
Eugene C. Wielepski	and Accounting Officer)