Form 10-Q
period 2002-06-30
IC ISAACS & CO INC
filed 2002-08-14
CIK 1041179

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2002

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

As of August 9, 2002, 7,834,657 shares of common stock, par value $.0001 per share, of the Registrant  (“Common Stock”) were outstanding.

PART I—FINANCIAL INFORMATION

I.C. Isaacs & Company, Inc.

Consolidated Balance Sheets

Item 1. Financial Statements.

	December 31, 2001	June 30, 2002
Assets
Current
Cash, including temporary investments of $170,000 and $103,000	$826,812	$965,306
Accounts receivable, less allowance for doubtful accounts of $400,000 and $350,000 (Note 2)	9,337,333	9,176,924
Inventories (Note 1)	5,070,802	5,790,962
Prepaid expenses and other	423,062	308,287
Refundable income taxes	31,192	24,108
Total current assets	15,689,201	16,265,587
Property, plant and equipment, at cost, less accumulated depreciation and amortization	2,521,696	2,173,209
Trademark and licenses, less accumulated amortization of $965,818 and $1,130,470 (Note 9)	384,182	219,530
Other assets	3,737,804	4,167,196
	$22,332,883	$22,825,522

Liabilities And Stockholders’ Equity
Current
Checks issued against future deposits	$348,856	$—
Current maturities of long-term debt (Note 2)	1,160,134	385,879
Accounts payable	1,090,453	867,828
Accrued expenses and other current liabilities (Note 3)	1,936,150	1,397,823
Total current liabilities	4,535,593	2,651,530

Long-term debt (Note 2)	5,680,953	6,172,029
Redeemable preferred stock (Note 5)	3,300,000	3,300,000

Commitments and Contingencies (Note 9)

Stockholders’ Equity (Notes 5 and 7)
Preferred stock; $.0001 par value; 5,000,000 shares authorized, none outstanding	—	—
Common stock; $.0001 par value; 50,000,000 shares authorized; 9,011,366 shares issued; 7,834,657 shares outstanding	901	901
Additional paid-in capital	39,674,931	39,674,931
Accumulated deficit	(28,536,624)	(26,650,998)
Treasury stock, at cost (1,176,709 shares)	(2,322,871)	(2,322,871)
Total stockholders’ equity	8,816,337	10,701,963
	$22,332,883	$22,825,522

See accompanying notes to consolidated financial statements.

I.C. Isaacs & Company, Inc.

Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2002	2001	2002
Net sales	$18,425,825	$16,987,156	$42,365,749	$37,143,664
Cost of sales	13,308,850	9,893,824	29,364,345	21,580,086
Gross profit	5,116,975	7,093,332	13,001,404	15,563,578
Operating Expenses
Selling	2,754,223	3,233,660	6,101,455	6,226,540
License fees	1,102,741	1,240,114	2,581,361	2,683,156
Distribution and shipping	718,825	550,941	1,490,504	1,251,893
General and administrative	1,641,010	1,689,471	3,045,107	3,215,312
Provision for severance	520,000	—	520,000	—
Total operating expenses	6,736,799	6,714,186	13,738,427	13,376,901
Operating income (loss)	(1,619,824)	379,146	(737,023)	2,186,677

Other income (expense)
Interest, net of interest income of $697, $397, $1,685 and $554	(339,022)	(138,905)	(660,581)	(310,276)
Other, net	(184,991)	3,078	(113,135)	9,225
Total other income (expense)	(524,013)	(135,827)	(773,716)	(301,051)
Income (loss) from continuing operations	(2,143,837)	243,319	(1,510,739)	1,885,626
Income (loss) from operations of discontinued subsidiary (Note 8)	(176,922)	—	(170,751)	—
Net income (loss)	$(2,320,759)	$243,319	$(1,681,490)	$1,885,626

Basic earnings (loss) per share from continuing operations	$(0.28)	$0.03	$(0.19)	$0.24
Basic earnings (loss) per share from discontinued operations	$(0.02)	$—	$(0.02)	$—
Basic earnings (loss) per share	$(0.30)	$0.03	$(0.21)	$0.24
Weighted average shares outstanding	7,864,657	7,834,657	7,864,657	7,834,657
Diluted earnings (loss) per share from continuing operations	$(0.28)	$0.03	$(0.19)	$0.22
Diluted earnings (loss) per share from discontinued operations	$(0.02)	$—	$(0.02)	$—
Diluted earnings (loss) per share	$(0.30)	$0.03	$(0.21)	$0.22
Weighted average shares outstanding	7,864,657	9,568,789	7,864,657	8,683,331

See accompanying notes to consolidated financial statements.

I.C. Isaacs & Company, Inc.

Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2001	2002
Operating Activities
Net income (loss)	$(1,681,490)	$1,885,626
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Provision for doubtful accounts	348,992	68,360
Write off of accounts receivable	(228,992)	(118,360)
Provision for sales returns and discounts	2,340,136	930,361
Sales returns and discounts	(2,306,136)	(981,361)
Depreciation and amortization	570,077	609,511
(Gain) loss on sale of assets	(56,340)	37,655
Compensation expense on stock options	3,239	—
(Increase) decrease in assets
Accounts receivable	(1,499,818)	261,409
Inventories	3,984,953	(720,160)
Prepaid expenses and other	105,533	114,775
Refundable income taxes	186,435	7,084
Other assets	(583,493)	(472,251)
Increase (decrease) in liabilities
Accounts payable	1,092,034	(222,625)
Accrued expenses and other current liabilities	(901,191)	(538,327)
Cash provided by operating activities	1,373,939	861,697
Investing Activities
Capital expenditures	(242,333)	(94,218)
Proceeds from sale of assets	126,396	3,050
Cash used in investing activities	(115,937)	(91,168)
Financing Activities
Checks issued against future deposits	(130,317)	(348,856)
Net payments on revolving line of credit	(755,288)	—
Principal payments on long-term debt	(237,377)	(283,179)
Cash used in financing activities	(1,122,982)	(632,035)
Increase in cash and cash equivalents	135,020	138,494
Cash and Cash Equivalents, at beginning of period	847,644	826,812
Cash and Cash Equivalents, at end of period	$982,664	$965,306

See accompanying notes to consolidated financial statements.

I.C. Isaacs & Company, Inc.

Summary of Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of I. C. Isaacs & Company, Inc. (“ICI”), I.C. Isaacs Europe, S.L. (“Isaacs Europe”), I.C. Isaacs & Company L.P. (the “Partnership”), Isaacs Design, Inc. (“Design”) and I. C. Isaacs Far East Ltd. (collectively, the “Company”). The Company sold the common stock of Isaacs Europe in December 2001. The prior period consolidated statements of operations have been reclassified to present comparable information and to reflect the results of operations of Isaacs Europe as discontinued operations (see Note 8).  I.C. Isaacs Far East Ltd. did not have any significant revenue or expenses in 2001 or thus far in 2002.  All intercompany balances and transactions have been eliminated.

Business Description

The Company, which operates in one business segment, designs and markets branded jeanswear and sportswear. The Company offers collections of jeanswear and sportswear for men and women under the Marithé and François Girbaud brand in the United States, Puerto Rico and Canada.  The Girbaud brand is an internationally recognized designer label with a distinct European influence.  The Company has positioned the Girbaud line with a broad assortment of products, styles and fabrications reflecting a contemporary European look.  Until December 2001, the Company offered collections of sportswear for men and boys under the Beverly Hills Polo Club brand in the United States, Puerto Rico and Europe. The Company also marketed women’s pants and jeans under various other Company-owned brand names and under third-party private labels and a focused line of sportswear under its Urban Expedition (UBX) brand in the United States and Europe.  The Company discontinued production of the women’s Company-owned and private label lines and the Urban Expedition (UBX) line in 2001.  All remaining inventories of these discontinued lines were shipped prior to the end of March 2002.

Interim Financial Information

In the opinion of management, the interim financial information as of June 30, 2002 and for the six months ended June 30, 2001 and 2002 contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods. Results for interim periods are not necessarily indicative of results to be expected for an entire year.

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

Concentration of Credit Risk

Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of trade accounts receivable. The Company’s customer base is not concentrated in any specific geographic region, but is concentrated in the retail industry. For the six months ended June 30, 2002 and 2001, sales to no one customer accounted for more than 10.0% of net sales.  The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

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

Earnings Per Share

Earnings per share is based on the weighted average number of shares of common stock and dilutive common stock equivalents outstanding. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity. Basic and diluted earning per share are the same for the three and six months ended June 30, 2001 because the impact of potentially dilutive securities is anti-dilutive.  There were outstanding employee stock options of 1,020,250 and 1,086,250 at June 30, 2001 and 2002, respectively.

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

I.C. Isaacs & Company, Inc.

Notes to Consolidated Financial Statements

1. Inventories

Inventories consist of the following:

	December 31, 2001	June 30, 2002

Raw Materials	$763,233	$702,238
Work-in-process	489,551	575,156
Finished Goods	3,818,018	4,513,568
	$5,070,802	$5,790,962

2. Long-term Debt

The Company has an agreement for an asset-based revolving line of credit (the “Agreement”) with Congress Financial Corporation (“Congress”).  In March 2001, the Agreement was amended to extend the term through December 31, 2002. The amended Agreement provides that the Company may borrow up to 80.0% of net eligible accounts receivable and a portion of inventory, as defined in the Agreement. Borrowings under the Agreement may not exceed $25.0 million including outstanding letters of credit which are limited to $6.0 million from May 1 to September 30 of each year and $4.0 million for the remainder of each year, and bear interest at the lender’s prime rate of interest plus 1.0% (effectively 5.75% at June 30, 2002). In connection with amending the Agreement in March 2001, the Company paid Congress a financing fee of $150,000. The financing fee is being amortized over 21 months, ending December 31, 2002. Outstanding letters of credit approximated $4.3 million at June 30, 2002. Under the terms of the Agreement, and as further amended in March 2002, the Company is required to maintain minimum levels of working capital and tangible net worth.  The Company was in compliance with these covenants at June 30, 2002.

In March 2001, the Company issued a $7,200,000 note payable (the “Note”) to Ambra Inc. (“Ambra”) as consideration for the termination of its rights and royalty obligations under the Company’s license for use of the BOSS brand name. The Note, which bore interest at 8.0% per annum with interest and principal payable quarterly through December 31, 2006, was subordinated to the rights of Congress under the Agreement and was collateralized by a second security interest in the Company’s assets.

On May 6, 2002, Textile Investment International S.A. (“Textile”), an affiliate of the licensor to the Company of the Girbaud brand, acquired the Note from Ambra.  On May 21, 2002, Textile exchanged the Note for an amended and restated note (the “Replacement Note”), which deferred principal payments, reducing principal payments payable in 2002 by 50% and principal payments payable in 2003 by 25%, and extended the maturity date by one year, until 2007.  The Replacement Note is subordinated to the rights of Congress under the Agreement.

3. Accrued Expenses

Accrued expenses consist of the following:

	December 31, 2001	June 30, 2002

License fees	$107,061	$177,678
Severance benefits	526,611	140,091
Selling bonuses	460,000	210,000
License obligation	325,000	325,000
Customer credit balances	215,805	79,180
Payable to salesmen	—	140,100
Interest accrued on long-term debt	—	132,615
Payroll tax withholdings	56,381	49,537
Accrued compensation	87,707	26,467
Accrued professional fees	50,000	50,000
Property taxes	86,585	46,155
Other	21,000	21,000
	$1,936,150	$1,397,823

4. Income Taxes

The Company has estimated its annual effective tax rate at 0% based on its estimate of pre-tax income and the complete utilization of existing net operating loss carryforwards.  The complete utilization of net operating loss carryforwards is allowable under recent tax legislation which became effective January 1, 2002.  As of June 30, 2002, the Company has net operating losses of approximately $38,300,000 which begin to expire in 2013.

5. Stockholders’ Equity

On May 6, 2002, Textile acquired from Ambra 3.3 million shares of the Company’s Series A Convertible Preferred Stock (the “Preferred Stock”), 666,667 shares of the Company’s Common Stock and a subordinated secured promissory note issued by the Company to Ambra in March 2001 in the original principal amount of $7.2 million.

The Preferred Stock held by Ambra was to become convertible into either 3.3 million shares of common stock of the Company or a $3.3 million promissory note of the Company in 2003.  Pursuant to the terms of the Framework Agreement (the "Framework Agreement") entered into on May 14, 2002, by and between the Company, Textile and Textile affiliates Latitude Licensing Corp. and Wurzburg Holding S.A. ("Wurzburg"), upon approval by the Company’s stockholders of the transactions contemplated by the Framework Agreement, the Company will amend the terms of the Preferred Stock so that the Preferred Stock is immediately convertible, but only into Common Stock of the Company.  Following conversion but prior to exercise of certain warrants to be granted to Textile (as discussed below), Textile and Wurzburg will together own approximately 40% of the Company’s outstanding common stock.

Also, subject to stockholder approval, the Company has agreed to (i) grant Textile warrants to purchase 500,000 shares of the Company’s common stock for $0.75 per share, (ii) enter into a Stockholders’ Agreement with Textile and Wurzburg establishing certain terms and conditions regarding the acquisition and disposition of the Company’s securities as well as certain corporate governance matters, and (iii) amend the Girbaud licensing agreement for men’s and women’s apparel to add an additional option for the Company to extend the term by four additional years through 2011.  The warrants to be issued to Textile will be valued using the Black-Scholes option-pricing model and recorded as a preferred stock dividend at the time of issuance.

6. Earnings Per Share

Earnings per share is based on the weighted average number of shares of common stock and dilutive common stock equivalents outstanding. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity. The following table presents a reconciliation between the weighted average shares outstanding for basic and diluted earnings per share for the three and six months ended June 30, 2002. Basic and diluted earning per share are the same for the three and six months ended June 30, 2001 because the impact of potentially dilutive securities is anti-dilutive.

Three months ended June 30, 2002	Income	Shares	Per Share Amount
Basic earnings per share:
Income available to common shareholders	$243,319	7,834,657	$0.03
Effect of dilutive redeemable preferred stock *		1,668,132
Effect of dilutive options		60,000
Dilutive earnings per share	$243,319	9,568,789	$0.03

Six months ended June 30, 2002	Income	Shares	Per Share Amount
Basic earnings per share:
Income available to common shareholders	$1,885,626	7,834,657	$0.24
Effect of dilutive redeemable preferred stock *		838,674
Effect of dilutive options		10,000
Dilutive earnings per share	$1,885,626	8,683,331	$0.22

*                 Ambra, the prior holder of the Company’s 3.3 million shares of the Company's Series A Convertible Preferred Stock, had expressed its intent to convert the Preferred Stock into a note payable and not into Common Stock of the Company.  Accordingly, prior to May 14, 2002, the Company did not consider the Preferred Stock in the calculation of dilutive earnings per share.  Upon the signing of the Framework Agreement on May 14, 2002, the Company began to consider the Preferred Stock as dilutive and to include it in the calculation of dilutive earnings per share (see Note 5).

7. Stock Options

In May 1997, the Company adopted the 1997 Omnibus Stock Plan. Under the 1997 Omnibus Stock Plan, the Company may grant qualified and nonqualified stock options, stock appreciation rights, restricted stock or performance awards, payable in cash or shares of common stock, to selected employees. The Company has reserved 1,100,000 shares of common stock for issuance under the 1997 Omnibus Stock Plan, as amended. Options vest at the end of the second year and expire 10 years from the date of grant or upon termination of employment.  The Company has submitted, for approval of the Company's stockholders at the 2002 Annual Meeting of Stockholders, an amended and restated Omnibus Stock Plan to increase the number of shares of common stock reserved for issuance from 1,100,000 to 1,600,000.  There was no stock option activity in the first six months of 2002.  During the six months ended June 30, 2001, the Company granted 56,000 stock options.

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

If the Company had elected to recognize compensation expense based on the fair value at the grant dates, consistent with the method prescribed by SFAS No. 123, net income per share would have been changed to the pro forma amount indicated below:

Six Months Ended

	June 30, 2001	June 30, 2002
Net income (loss):
As reported	$(1,681,490)	$1,885,626
Pro forma	(1,727,128)	1,873,929
Basic income (loss) per share:
As reported	$(0.21)	$0.24
Pro forma	(0.22)	0.24
Diluted income (loss) per share:
As reported	$(0.21)	$0.22
Pro forma	(0.22)	0.22

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

The sale of Isaacs Europe was effective on December 31, 2001 and as such the consolidated balance sheet of the Company at December 31, 2001 does not include the assets or liabilities of the disposal group.  In accordance with SFAS 144, the prior period consolidated statements of operations have been reclassified to present comparable information and to reflect the results of operations of Isaacs Europe as discontinued operations.

9. Commitments and Contingencies

 In November 1997, and as further amended in March 1998, November 1998 and June 2000, the Company entered into an exclusive license agreement with Latitude Licensing Corp. (“Latitude”) to manufacture and market men’s jeanswear, casual wear, outerwear and active influenced sportswear under the Girbaud brand and certain related trademarks in the United States, Puerto Rico, and the U.S. Virgin Islands. The initial term of the agreement extended through December 31, 1999 and had been extended through December 31, 2002.  In June 2002, the Company notified Latitude of its intention to extend the agreement through December 31, 2007. Under the agreement, the Company is required to make payments to the licensor in an amount equal to 6.25% of net sales of regular licensed merchandise and 3.0% of certain irregular and closeout licensed merchandise.  Payments are subject to guaranteed minimum annual royalties of $3,000,000 through December 31, 2007.

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

In March 1998, the Company entered into an exclusive license agreement with Latitude to manufacture and market women’s jeanswear, casual wear and active influenced sportswear under the Girbaud brand and certain related trademarks in the United States, Puerto Rico and the U.S. Virgin Islands. The initial term of the agreement extended through December 31, 1999 and had been extended through December 31, 2002. In June 2002, the Company notified Latitude of its intention to extend the agreement through December 31, 2007. Under the agreement, the Company is required to make payments to the licensor in an amount equal to 6.25% of net sales of regular licensed merchandise and 3.0% of certain irregular and closeout licensed merchandise.  Payments are subject to guaranteed minimum annual royalties of $1,500,000 through December 31, 2007.

Beginning with the first quarter of 1999, the Company was obligated to pay the greater of actual royalties earned or the minimum guaranteed royalties for that year. The Company is required to spend the greater of an amount equal to 3% of Girbaud women’s net sales or $400,000 in advertising and related expenses promoting the women’s Girbaud brand products in each year through the term of the Girbaud women’s agreement. In addition, while the agreement is in effect the Company is required to pay $190,000 per year to the licensor for advertising and promotional expenditures related to the Girbaud brand. In December 1998, the Girbaud women’s license agreement was amended to provide that the Company would spend an additional $1.8 million on sales and marketing in 1999 in conjunction with a one year deferral of the requirement that the Company open a Girbaud retail store in New York City. In August 1999, the Company issued 500,000 shares of restricted common stock to Latitude in connection with an amendment of the Girbaud women’s license agreement. Latitude subsequently transferred the shares to its affiliate, Wurzburg.  The market value of the shares issued, as of the date of issuance, was $750,000 and, together with the initial license fee of $600,000, is being amortized over the remaining life of the agreement. Under the amended license agreement, if the Company had not signed a lease agreement for a Girbaud retail store by July 31, 2002 it would become obligated to pay Latitude an additional $500,000 in royalties.   During 2001, the Company decided not to sign a lease agreement for a Girbaud retail store and paid $175,000 of this royalty. The remaining $325,000 was paid by July 31, 2002.  The entire $500,000 was expensed in the fourth quarter of 2001.

In January 2000, the Company entered into a global sourcing agreement with G.I. Promotions to act as a non-exclusive sourcing agent to licensees of the Marithe & Francois Girbaud trademark for the manufacture of Girbaud jeanswear and sportswear. The global sourcing agreement extends until December 31, 2003 and provides that the Company shall net a facilitation fee of 5.0% of the total FOB pricing for each order shipped to licensees under this agreement. Also in January 2000, the Company entered into a license agreement with Wurzburg to use certain marks and intellectual property of Wurzburg's in connection with the Company's performance of its duties under the global sourcing agreement. The license has a term of three years and provides that the Company shall pay Wurzburg a royalty of 1.0% of the total FOB pricing for each order shipped to a licensee under the global sourcing agreement.

In May 2000, the Company entered into an exclusive distribution agreement for Girbaud men’s and women’s jeanswear and sportswear products in Canada. The Company sells to Western Glove Works (“Distributor”) Girbaud products produced in Mexico or the United States at cost plus 12.0%, which is less than its normal profit margins on sales of comparable products to the Company’s retail customers. For products purchased by the Distributor from overseas, the Distributor will pay a distributor’s fee equal to 6.75% of net sales to the Company. Under the agreement, the Distributor will pay a royalty fee equal to 6.25% of net sales to the Company, which in turn pays the royalty to Latitude.  The initial term of the agreement expired on December 31, 2001. The Distributor renewed the agreement with the Company for an additional one-year term that expires on December 31, 2002. The Distributor may renew the agreement for five additional one-year terms. The minimum sales level for calendar year 2002 is $2,000,000 (Canadian Dollars), which results in a minimum distribution fee payable to the Company of $60,000 (Canadian Dollars).  The minimum sales level for calendar 2001 was $1,600,000 (Canadian Dollars), which resulted in a minimum distribution fee payable to the Company of $48,000 (Canadian Dollars).

Total license fees on Girbaud sportswear sales amounted to $2,223,801 and $2,683,156 for the six months ended June 30, 2001 and 2002, respectively.  The percentage of Girbaud sportswear sales to total sales was 79.7% and 100.0% for the six months ended June 30, 2001 and 2002, respectively.

Pursuant to the Framework Agreement and subject to stockholder approval, the Company has agreed to amend (the "Amendments") the Girbaud men's and women's licensing agreements (collectively the "Girbaud Agreements"). These Amendments would provide the Company the option to renew the Girbaud Agreements for an additional term through 2011. If the Girbaud Agreements are renewed in 2008, the Company would pay minimum royalties of $3.0 million each year thereafter through the term under the men's Girbaud Agreement and $1.5 million each year thereafter through the term under the women's Girbaud Agreement. The Amendments also provide that the Company will pay on behalf of Latitude the fee of one or more consultants designated by Latitude in the aggregate amount of $250,000 in 2002 and $300,000 each year thereafter through the term of the Amendments. Latitude has advised the Company that it has not yet determined who it shall designate as the consultant(s) under the Amendments . Although there are no present agreements or arrangements whereby any named officers or directors of the Company would receive such consulting fees directly or indirectly, no assurances can be made that Latitude will not designate one or more directors and/or named officers of the Company to receive such consulting fees in the future.

Robert J. Arnot, Chairman of the Board, Chief Executive Officer and President of the Company, and Daniel Gladstone, President of the Girbaud Division of the Company, have each entered into a consulting agreement with Latitude beginning May 17, 2002 and terminating on December 31, 2005 or when the consultant is no longer employed by the Company, whichever occurs first. Under the terms of the consulting agreements, each will serve on an advisory committee to assist in developing global strategy and a plan for the Marithe and Francois Girbaud brand and will attend regular meetings of the committee. If the committee is not established or is disbanded, each will be required to meet in Europe with representatives of Latitude from time to time. As compensation, each receives an annual consulting fee of $100,000, except for the year 2002, for which the consulting fee is $66,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Important Information Regarding Forward–Looking Statements

This Quarterly Report on Form 10–Q contains forward–looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Those statements include indications regarding the intent, belief or current expectations of the Company and its management, including the Company’s plans with respect to the sourcing, manufacturing, marketing and distribution of its products, the causes of the declines in sales of the Girbaud women's line and the Company’s backlog, the belief that current levels of cash and cash equivalents together with cash from operations and existing credit facilities will be sufficient to meet its working capital requirements for the next twelve months, its expectations with respect to the performance of the counterparties to its letter of credit agreements, its plans to invest in derivative instruments and the collection of accounts receivable, its beliefs and intent with respect to and the effect of changes in financial accounting rules on its financial statements. Such statements are subject to a variety of risks and uncertainties, many of which are beyond the Company’s control, which could cause actual results to differ materially from those contemplated in such forward–looking statements, including in particular the risks and uncertainties described under “Risk Factors” in the Company’s Prospectus and herein, which include, among other things, (i) changes in the marketplace for the Company’s products, including customer tastes, (ii) the introduction of new products or pricing changes by the Company’s competitors, (iii) changes in the economy, (iv) the risk that the backlog of orders may not be indicative of eventual actual shipments, (v) termination of one or more of its agreements for use of the Girbaud brand names and images in the manufacture and sale of the Company’s products and (vi) the risk that actual results could differ from management’s estimates. Existing and prospective investors are cautioned not to place undue reliance on these forward–looking statements, which speak only as of the date hereof. The Company undertakes no obligation to update or revise the information contained in this Quarterly Report on Form 10–Q, whether as a result of new information, future events or circumstances or otherwise.

“I.C. Isaacs “ is a trademark of the Company.  All other trademarks or service marks, including “Girbaud “ & “Marithe and Francois Girbaud “ (collectively, “Girbaud”), “BOSS “ and “Beverly Hills Polo Club “ appearing in this Form 10–Q are the property of their respective owners and are not the property of the Company.

Sale of Isaacs Europe

In December 2001, the Board of Directors voted to sell all of the outstanding common stock of Isaacs Europe. Subsequently, the Company sold 100% of the outstanding common stock of Isaacs Europe to a management group of Isaacs Europe in exchange for repayment of $100,000 of intercompany debt and the assumption of liabilities. The Company recorded a net charge of $1.2 million in the fourth quarter of 2001 relating to the disposition of Isaacs Europe. In November 2001, the Company disclosed its intent not to renew its licensing agreements with Beverly Hills Polo Club in the United States and Europe. These licenses expired on December 31, 2001. The Company has determined that the sale of Isaacs Europe meets the conditions for presentation as discontinued operations. Total losses of $2.5 million for the discontinued operations of Isaacs Europe are included in the year ended December 31, 2001. Accordingly, the following comparisons have been made based on continuing operations. The results of operations from the discontinued operations were insignificant in all periods presented. All prior periods have been restated. See Note 8 to the “Notes to Consolidated Financial Statements.”

Significant Accounting Policies and Estimates

The Company’s significant accounting policies are more fully described in its Summary of Accounting Policies to the Company’s consolidated financial statements.  The preparation of financial statements in conformity with accounting principles generally accepted within the United States requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying financial statements and related notes.  In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality.  The Company does not believe there is a great likelihood that materially different amounts would be reported related to the accounting policies described below; however, application of these accounting policies involves the exercise of judgment and the use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.

The Company evaluates the adequacy of its allowance for doubtful accounts at the end of each quarter.  In performing this evaluation, the Company analyzes the payment history of its significant past due accounts, subsequent cash collections on these accounts and comparative accounts receivable aging statistics.  Based on this information, along with consideration of the general strength of the economy, the Company develops what it considers to be a reasonable estimate of the uncollectible amounts included in accounts receivable.  This estimate involves significant judgment by the management of  the Company.  Actual uncollectible amounts may differ from the Company’s estimate.

The Company estimates inventory markdowns based on customer orders sold below cost, to be shipped in the following period and on the amount of similar unsold inventory at period end.  The Company analyzes recent sales and gross margins on unsold inventory in further estimating inventory markdowns.  These specific markdowns are reflected in cost of sales and the related gross margins at the conclusion of the appropriate selling season.  This estimate involves significant judgment by the management of the Company.  Actual gross margins on sales of excess inventory may differ from the Company’s estimate.

Results of Operations

The following table sets forth, for the periods indicated, the percentage relationship to net sales of certain items in the Company’s consolidated financial statements for the periods indicated.

	Six Months Ended June 30,
	2001	2002
Net sales	100.0%	100.0%
Cost of sales	69.3	58.2
Gross profit	30.7	41.8
Selling expenses	14.4	16.7
License fees	6.1	7.3
Distribution and shipping expenses	3.5	3.5
General and administrative expenses	8.3	8.6
Operating income (loss)	(1.7)%	5.7%

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001

Net Sales.

Net sales decreased 7.6% to $17.0 million in the three months ended June 30, 2002 from $18.4 million in the three months ended June 30, 2001.  The decrease was primarily due to the discontinuance of the BOSS, Beverly Hills Polo Club and Company-owned and private label brands.  The decrease in net sales was not the result of any significant reduction in the prices charged for the Company’s continuing products.  This decrease was partially offset by an increase in net sales in the Girbaud line. Net sales of Girbaud sportswear increased $1.7 million, or 11.1%, to $17.0 million. Net sales of the Girbaud men’s product line increased $2.3 million to $14.7 million while the Girbaud women’s product line decreased $0.6 million to $2.3 million.  The Company is in the process of repositioning the Girbaud women’s collection as a contemporary line.  While the Company believes that this repositioning will improve future growth, it believes it has had a negative impact on second quarter sales.

Gross Profit.

Gross profit increased 39.2% to $7.1 million in the three months ended June 30, 2002 from $5.1 million in the three months ended June 30, 2001. Gross profit as a percentage of net sales increased from 27.7% to 41.8% over the same period. The increase in gross profit resulted from the increase in net sales of Girbaud products at higher margins.

Selling, Distribution, General and Administrative Expenses.

S,G&A increased 7.8% to $5.5 million in the three months ended June 30, 2002 from $5.1 million in the three months ended June 30, 2001. As a percentage of net sales, S,G&A expenses increased to 32.4% from 27.7% over the same period due to reduced net sales levels and higher selling and general and administrative expenses offset by lower distribution and shipping expenses. Selling expenses increased primarily as a result of increases in promotional and marketing expenditures offset by decreases in commissions and sales salaries. Advertising expenditures remained relatively unchanged  at $0.7 million in the second quarter of 2002 compared to the second quarter of 2001 as the Company continued to focus on targeted print and media advertising campaigns for the Girbaud men’s and women’s collections. The Company is required to spend the greater of an amount equal to 3% of Girbaud net sales or $900,000 in advertising and related expenses promoting the Girbaud brand products in each year through the term of the Girbaud agreements.  Distribution and shipping expenses decreased 14.3% to $0.6 million in the three months ended June 30, 2002 from $0.7 million in the three months ended June 30, 2001. The decrease is a result of lower net sales.  General and administrative expenses increased 6.3% to $1.7 million in the three months ended June 30, 2002 from $1.6 million in the three months ended June 30, 2001. The increase is attributable to an increase in professional fees offset by a decrease in bad debt expense.

License Fees.

License fees increased $0.1 million to $1.2 million in the three months ended June 30, 2002 from $1.1 million in the three months ended June 30, 2001. The increase is attributable to the increase in net sales of the Girbaud brand offset by the absence of license fees relating to the BOSS and BHPC brands in 2002.

Operating Income.

Operating income increased $2.0 million to $0.4 million in the three months ended June 30, 2002 from an operating loss of $1.6 million in the three months ended June 30, 2001.  The improvement was due to higher gross profit margins on net sales.

Interest Expense.

Interest expense decreased $0.2 million to $0.1 million in the three months ended June 30, 2002 from $0.3 million in the three months ended June 30, 2001.   The decrease in interest expense is related to lower borrowings under the Company’s revolving line of credit.

Income Taxes.

The Company has estimated its annual effective tax rate at 0% based on its estimate of pre–tax income for 2002. As of June 30, 2002, the Company has net operating loss carryforwards of approximately $38.3 million, which begin to expire in 2013, for income tax reporting purposes for which no income tax benefit has been recorded due to the uncertainty over the level of future taxable income.

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

Net Sales.

Net sales decreased 12.5% to $37.1 million in the six months ended June 30, 2002 from $42.4 million in the six months ended June 30, 2001 The decrease was primarily due to the discontinuance of the BOSS, Beverly Hills Polo Club and Company-owned and private label brands.  The decrease in net sales was not the result of any significant reduction in the prices charged for the Company’s continuing products.  This decrease was partially offset by an increase of net sales in the Girbaud line. Net sales of Girbaud sportswear increased $3.3 million, or 9.8%, to $37.1 million. Net sales of the Girbaud men’s product line increased $3.9 million to $32.0 million while the Girbaud women’s product line decreased $0.6 million to $5.1 million.  The Company is in the process of repositioning the Girbaud women’s collection as a contemporary line.  While the Company believes that this repositioning will improve future growth, it believes it has had a negative impact on first half, or more specifically, second quarter sales.

Gross Profit.

Gross profit increased 20.0% to $15.6 million in the six months ended June 30, 2002 from $13.0 million in the six months ended June 30, 2001. Gross profit as a percentage of net sales increased from 30.7% to 41.8% over the same period. The increase in gross profit resulted from the increase in net sales of Girbaud products at higher margins.

Selling, Distribution, General and Administrative Expenses.

S,G&A increased 0.9% to $10.7 million in the six months ended June 30, 2002 from $10.6 million in the six months ended June 30, 2001. As a percentage of net sales, S,G&A expenses increased to 28.8% from 25.0% over the same period due to reduced net sales levels, higher selling and general and administrative expenses offset by lower distribution and shipping expenses.  Selling expenses increased primarily as a result of increases in promotional and marketing expenditures offset by decreases in commissions and sales salaries. Advertising expenditures decreased $0.3 million to $0.9 million in the first half of 2002 compared to $1.2 million in the first half of 2001.  The Company continues to focus on targeted print and media advertising campaigns for the Girbaud men’s and women’s collections. The Company is required to spend the greater of an amount equal to 3% of Girbaud net sales or $900,000 in advertising and related expenses promoting the Girbaud brand products in each year through the term of the Girbaud agreements.  Distribution and shipping expenses decreased 13.3% to $1.3 million in the six months ended June 30, 2002 from $1.5 million in the six months ended June 30, 2001. The decrease is a result of lower net sales.  General and administrative expenses increased 6.7% to $3.2 million in the six months ended June 30, 2002 from $3.0 million in the six months ended June 30, 2001. The increase is attributable to an increase in professional fees offset by a decrease in bad debt expense.

License Fees.

License fees increased $0.1 million to $2.7 million in the six months ended June 30, 2002 from $2.6 million in the six months ended June 30, 2001. The increase is attributable to the increase in net sales of the Girbaud brand offset by the absence of license fees relating to the BOSS and BHPC brands in 2002.

Operating Income.

Operating income increased $2.9 million to $2.2 million in the six months ended June 30, 2002 from an operating loss of $0.7 million in the six months ended June 30, 2001.  The improvement was due to higher gross profit margins on net sales.

Interest Expense.

Interest expense decreased $0.4 million to $0.3 million in the six months ended June 30, 2002 from $0.7 million in the six months ended June 30, 2001.   The decrease in interest expense is related to lower borrowings under the Company’s revolving line of credit.

Income Taxes.

The Company has estimated its annual effective tax rate at 0% based on its estimate of pre–tax income for 2002. As of June 30, 2002, the Company has net operating loss carryforwards of approximately $38.3 million, which begin to expire in 2013, for income tax reporting purposes for which no income tax benefit has been recorded due to the uncertainty over the level of future taxable income.

Liquidity and Capital Resources

The Company has relied primarily on internally generated funds, trade credit and asset–based borrowings to finance its operations. The Company’s capital requirements primarily result from working capital needed to support increases in inventory and accounts receivable. As of June 30, 2002, the Company had cash and cash equivalents, including temporary investments, of $1.0 million and working capital of $13.6 million compared to $1.0 million and $14.5 million, respectively, as of June 30, 2001.

Operating Cash Flow

Cash provided by operations totaled $0.9 million for the first six months of 2002, compared with cash provided by operations of $1.4 million for the same period of 2001. This is primarily due to the net income of $1.9 million and decreases in accounts receivable and prepaid expenses partially offset by increases in inventories and other assets and decreases in accounts payable and accrued expenses and other current liabilities.  Cash used for investing activities was $0.1 million for the first six months of 2002. Cash used in financing activities totaled $0.6 million for the first six months of 2002, resulting primarily from payments on outstanding debt and a decrease in checks issued against future deposits.

Accounts receivable decreased $0.2 million from December 31, 2001 to June 30, 2002 compared to an increase of $1.5 million from December 31, 2000 to June 30, 2001.  Inventory increased $0.7 million from December 31, 2001 to June 30, 2002 compared to a decrease of $4.0 million from December 31, 2000 to June 30, 2001.  Capital expenditures remained consistent at $0.1 million for the first six months of 2002 and 2001.

Credit Facilities, Policies and Debt

The Company has an agreement for an asset-based revolving line of credit (the “Agreement”) with Congress Financial Corporation (“Congress”).  In March 2001, the Agreement was amended to extend the term through December 31, 2002. The amended Agreement provides that the Company may borrow up to (i) 80.0% of net eligible accounts receivable and a portion of inventory, as defined in the Agreement less (ii) a $1.0 million special reserve. Borrowings under the Agreement may not exceed $25.0 million including outstanding letters of credit which are limited to $6.0 million from May 1 to September 30 of each year and $4.0 million for the remainder of each year, and bear interest at the lender’s prime rate of interest plus 1.0% (effectively 5.75% at June 30, 2002). In connection with amending the Agreement in March 2001, the Company paid Congress a financing fee of $150,000. The financing fee is being amortized over 21 months, ending December 31, 2002. Outstanding letters of credit approximated $1.7 million at June 30, 2002. Under the terms of the Agreement, and as further amended in March 2002, the Company is required to maintain minimum levels of working capital and tangible net worth and was in compliance at June 30, 2002.

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

In March 2001, the Company issued a $7,200,000 note payable (the “Note”) to Ambra Inc. (“Ambra”) as consideration for the termination of its rights and royalty obligations under the Company’s license for use of the BOSS brand name. The Note, which bore interest at 8.0% per annum with interest and principal payable quarterly through December 31, 2006, was subordinated to the rights of Congress under the Agreement and was collateralized by a second security interest in the Company’s assets.

On May 6, 2002, Textile Investment International S.A. (“Textile”), an affiliate of the licensor to the Company of the Girbaud brand, acquired the Note from Ambra.  On May 21, 2002, Textile exchanged the Note for an amended and restated note (the “Replacement Note”), which deferred principal payments, reducing principal payments payable in 2002 by 50% and principal payments payable in 2003 by 25%, and extend the maturity date by one year, until 2007.  The Replacement Note is subordinated to the rights of Congress under the Agreement.

Also on May 6, 2002, Textile acquired 3.3 million shares of Series A Convertible Preferred Stock of the Company (the “Preferred Stock”), which is convertible, beginning in January 2003 into Common Stock of the Company or a $3.3 million promissory note of the Company.  Pursuant to the terms of the Framework Agreement entered into on May 14, 2002, by and between the Company, Textile and Textile’s affiliates Latitude Licensing Corp. and Wurzburg Holding S.A. (the "Framework Agreement"), upon approval by the Company’s stockholders of the transactions contemplated by the Framework Agreement, the Company will amend the terms of the Preferred Stock so that the Preferred Stock is immediately convertible, but only into Common Stock of the Company.

The Company has the following contractual obligations and commercial commitments as of June 30, 2002:

Schedule of contractual obligations:

Payments Due By Period

	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term debt	$6,557,908	$385,879	$3,699,125	$1,524,792	$948,112
Operating leases	673,879	481,461	192,418	—	—
Girbaud license obligations	25,125,000	4,500,000	9,000,000	8,625,000	3,000,000
Consulting agreements	1,750,000	400,000	600,000	600,000	150,000
Total contractual cash obligations	$34,106,787	$5,767,340	$13,491,543	$10,749,792	$4,098,112

Schedule of commercial commitments:

Amount of Commitment Expiration Per Period

	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Line of credit *	$25,000,000	$25,000,000	$—	$—	$—
Standby letters of credit *	6,000,000	6,000,000	—	—	—

Total commercial commitments	$31,000,000	$31,000,000	$—	$—	$—

* The Company has an asset-based revolving line of credit.  The Company may borrow up to 80% of net eligible accounts receivable and a portion of inventory.  Borrowings under the revolving line of  credit may not exceed $25.0 million including outstanding letters of credit, which are limited to $6.0 million from May 1 to September 30 of each year and $4.0 million for the remainder of each  year.  At June 30, 2002, the Company had no borrowings under its revolving line of credit and outstanding letters of credit approximated $4.3 million.

The Company believes that current levels of cash and cash equivalents ($1.0 million at June 30, 2002) together with cash from operations and funds available under its line of credit, will be sufficient to meet its capital requirements for the next 12 months.  However, the failure of the stockholders to approve the transactions contemplated by the Framework Agreement or a failure of the Company to improve its backlog may have a material adverse effect on the availability of funds to the Company including, without limitation, the Company's ability to negotiate an extension of its line of credit, and any such decrease in the availability of funds could have a material adverse effect on the Company's business prospects, financial condition and results of operations.

Backlog and Seasonality

The Company’s business is impacted by the general seasonal trends that are characteristic of the apparel and retail industries. In the Company’s segment of the apparel industry, sales are generally higher in the first and third quarters. Historically, the Company has taken greater markdowns in the second and fourth quarters. The Company generally receives orders for its products three to five months prior to the time the products are delivered to stores. As of June 30, 2002 the Company has unfilled orders of approximately $18.2 million, compared to $34.3 million of such orders as of June 30, 2001. The backlog at June 30, 2002 consisted entirely of orders for the Company’s Girbaud products. The backlog at June 30, 2001 consisted of product orders for the Company’s Girbaud, BHPC and Company owned and private label lines.  The backlog for Girbaud products at June 30, 2001 was $30.2 million.  The backlog of orders at any given time is affected by a number of factors, including seasonality, weather conditions, scheduling of manufacturing and shipment of products. As the time of the shipment of products may vary from year to year, the results for any particular quarter may not be indicative of the results for the full year. The Company believes that these factors, combined with continued sluggishness in the retail apparel market, principally at the specialty store level, resulted in customers buying goods closer to market needs and contributed to the decrease in the backlog.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Changes in Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8–K.

(a)                                  Exhibits.

Exhibit Number	Description

10.98	Memo dated June 22, 2001 to Thomas Ormandy regarding severance package

10.99	Memo dated April 17, 2002 to Thomas Ormandy regarding severance package

10.100	Letter dated June 11, 2002 to Danielle Lambert regarding terms of employment with I.C. Isaacs & Company L.P.

(b)                                 Reports on Form 8–K.

On May 21, 2002, the Company filed a Current Report on Form 8-K reporting the Framework Agreement and the transactions contemplated thereby.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

I.C. Isaacs & Company, Inc.

By:	/s/ ROBERT J. ARNOT
Robert J. Arnot Chairman of the Board, President and Chief Executive Officer

Dated: August 9, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ ROBERT J. ARNOT	Chairman of the Board, Chief Executive Officer, President and	August 9, 2002
Robert J. Arnot	Director (Principal Executive Officer)

/s/ EUGENE C.WIELEPSKI	Vice President and Chief Financial Officer and Director	August 9, 2002
Eugene C. Wielepski	(Principal Financial and Accounting Officer)