Form 10-Q
period 2002-09-30
IC ISAACS & CO INC
filed 2002-11-15
CIK 1041179

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2002

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

(410) 342-8200
(Registrant’s telephone number, including area code)

NONE
(Former name, former address and former fiscal year-if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

As of November 12, 2002, 7,834,657 shares of common stock, par value $.0001 per share, (“Common Stock”) of the Registrant were outstanding.

PART I—FINANCIAL INFORMATION

I.C. Isaacs & Company, Inc.

Consolidated Balance Sheets

Item 1. Financial Statements.

	December 31, 2001	September 30, 2002

Assets
Current
Cash, including temporary investments of $170,000 in 2001	$826,812	$771,690
Accounts receivable, less allowance for doubtful accounts of $400,000 and $250,000 (Note 2)	9,337,333	9,799,657
Inventories (Notes 1 and 2)	5,070,802	6,507,007
Prepaid expenses and other	423,062	205,410
Refundable income taxes	31,192	24,108
Total current assets	15,689,201	17,307,872
Property, plant and equipment, at cost, less accumulated depreciation and amortization	2,521,696	1,980,193
Trademark and licenses, less accumulated amortization of $965,818 and $1,212,796 (Note 9)	384,182	137,204
Other assets	3,737,804	4,460,767
	$22,332,883	$23,886,036

Liabilities And Stockholders’ Equity
Current
Checks issued against future deposits	$348,856	$433,555
Revolving line of credit (Note 2)	—	1,515,811
Current maturities of long-term debt (Note 2)	1,160,134	574,696
Accounts payable	1,090,453	1,072,247
Accrued expenses and other current liabilities (Note 3)	1,936,150	814,950
Total current liabilities	4,535,593	4,411,259

Long-term debt (Note 2)	5,680,953	5,983,213
Redeemable preferred stock (Note 5)	3,300,000	3,300,000

Commitments and Contingencies (Note 9)

Stockholders’ Equity (Notes 5 and 7)
Preferred stock; $.0001 par value; 5,000,000 shares authorized, none outstanding	—	—
Common stock; $.0001 par value; 50,000,000 shares authorized, 9,011,366 shares issued; 7,834,657 shares outstanding	901	901
Additional paid-in capital	39,674,931	39,674,931
Accumulated deficit	(28,536,624)	(27,161,397)
Treasury stock, at cost (1,176,709 shares)	(2,322,871)	(2,322,871)
Total stockholders’ equity	8,816,337	10,191,564
	$22,332,883	$23,886,036

See accompanying notes to consolidated financial statements.

I.C. Isaacs & Company, Inc.

Consolidated Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2002	2001	2002
Net sales	$24,867,482	$16,348,297	$67,233,231	$53,491,961
Cost of sales	15,217,251	10,109,501	44,581,596	31,689,587
Gross profit	9,650,231	6,238,796	22,651,635	21,802,374
Operating Expenses
Selling	3,443,563	3,206,899	9,545,018	9,433,439
License fees	1,532,387	1,197,228	4,113,748	3,880,384
Distribution and shipping	772,848	568,751	2,263,352	1,820,644
General and administrative	1,526,242	1,657,589	4,571,349	4,872,901
Provision for severance	101,000	—	621,000	—
Total operating expenses	7,376,040	6,630,467	21,114,467	20,007,368
Operating income (loss)	2,274,191	(391,671)	1,537,168	1,795,006
Other income (expense)
Interest, net of interest income of $168, $254, $1,853 and $808	(387,442)	(158,363)	(1,048,023)	(468,639)
Other, net	(71,276)	39,635	(184,411)	48,860
Total other income (expense)	(458,718)	(118,728)	(1,232,434)	(419,779)
Income (loss) from continuing operations	1,815,473	(510,399)	304,734	1,375,227

Loss from operations of discontinued subsidiary (Note 8)	(93,022)	—	(263,773)	—
Net income (loss)	$1,722,451	$(510,399)	$40,961	$1,375,227

Basic earnings (loss) per share from continuing operations	$0.23	$(0.07)	$0.04	$0.18
Basic loss per share from discontinued operations	$(0.01)	$—	$(0.03)	$—
Basic earnings (loss) per share	$0.22	$(0.07)	$0.01	$0.18
Weighted average shares outstanding	7,863,570	7,834,657	7,864,291	7,834,657
Diluted earnings (loss) per share from continuing operations	$0.23	$(0.07)	$0.04	$0.13
Diluted loss per share from discontinued operations	$(0.01)	$—	$(0.03)	$—
Diluted earnings (loss) per share	$0.22	$(0.07)	$0.01	$0.13
Weighted average shares outstanding	7,863,570	7,834,657	7,864,291	10,329,039

See accompanying notes to consolidated financial statements.

I.C. Isaacs & Company, Inc.

Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2001	2002
Operating Activities
Net income	$40,961	$1,375,227
Adjustments to reconcile net income to net cash used in operating activities
Provision for doubtful accounts	485,426	145,568
Write off of accounts receivable	(365,426)	(295,568)
Provision for sales returns and discounts	3,570,838	1,815,260
Sales returns and discounts	(3,650,838)	(1,804,260)
Depreciation and amortization	866,302	914,264
(Gain) loss on sale of assets	(56,340)	37,655
Compensation expense on stock options	3,239	—
(Increase) decrease in assets
Accounts receivable	(5,206,503)	(323,324)
Inventories	3,585,304	(1,436,205)
Prepaid expenses and other	162,718	217,652
Refundable income taxes	309,652	7,084
Other assets	(636,259)	(787,249)
Increase (decrease) in liabilities
Accounts payable	1,261,943	(18,206)
Accrued expenses and other current liabilities	(520,046)	(1,121,200)
Cash used in operating activities	(149,029)	(1,273,302)
Investing Activities
Capital expenditures	(370,915)	(102,202)
Proceeds from sale of assets	126,396	3,050
Cash used in investing activities	(244,519)	(99,152)
Financing Activities
Checks issued against future deposits	(286,461)	84,699
Net proceeds on revolving line of credit	807,922	1,515,811
Principal payments on long-term debt	(297,530)	(283,178)
Purchase of treasury stock	(5,066)	—
Cash provided by financing activities	218,865	1,317,332

Decrease in cash and cash equivalents	(174,683)	(55,122)
Cash and Cash Equivalents, at beginning of period	847,644	826,812
Cash and Cash Equivalents, at end of period	$672,961	$771,690

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

Interim Financial Information

In the opinion of management, the interim financial information as of September 30, 2002 and for the nine months ended September 30, 2001 and 2002 contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods. Results for interim periods are not necessarily indicative of results to be expected for an entire year.

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

Concentration of Credit Risk

Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of trade accounts receivable. The Company’s customer base is not concentrated in any specific geographic region, but is concentrated in the retail industry. For the nine months ended September 30, 2002 and 2001, sales to no one customer accounted for more than 10.0% of net sales.  The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

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

Earnings Per Share

Earnings per share is based on the weighted average number of shares of common stock and dilutive common stock equivalents outstanding. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity. Basic and diluted earnings per share are the same for the three months ended September 30, 2002 because the impact of potentially dilutive securities is anti-dilutive.  There were outstanding employee stock options of 1,076,250 and 1,096,250 at September 30, 2001 and 2002, respectively.

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

Recent Accounting Pronouncements

In April 2002, the FASB issued SFAS No.145, Rescission of SFAS Nos. 4, 44 and 64, Amendment of SFAS No. 13 and Technical Corrections. SFAS No. 4 required all gains and losses from the extinguishment of debt to be reported as extraordinary items and SFAS No. 64 related to the same matter. SFAS No. 145 requires gains and losses from certain debt extinguishment not to be reported as extraordinary items when the use of debt extinguishment is part of a risk management strategy. SFAS No. 44 was issued to establish transitional requirements for motor carriers. Those transitions are completed; therefore SFAS No. 145 rescinds SFAS No. 44. SFAS No. 145 also amends SFAS No. 13 requiring sale-leaseback accounting for certain lease modifications. SFAS No.145 is effective for fiscal years beginning after May 15, 2002. The provisions relating to sale-leaseback accounting are effective for transactions after May 15, 2002. The adoption of SFAS No. 145 is not expected to have a material impact on the Company’s financial position or results of operations.

In June 2002, the Financial Accounting Standards Board (FASB) issued Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. Previous accounting guidance provided by EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) is replaced by this Statement. Statement 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Management does not anticipate that the adoption of this Statement will have a significant effect on the Company’s financial statements.

I.C. Isaacs & Company, Inc.

Notes to Consolidated Financial Statements

1. Inventories

Inventories consist of the following:	December 31, 2001	September 30, 2002

Raw Materials	$763,233	$1,280,410
Work-in-process	489,551	506,994
Finished Goods	3,818,018	4,719,603
	$5,070,802	$6,507,007

2. Long-term Debt

The Company has an agreement for an asset-based revolving line of credit (the “Agreement”) with Congress Financial Corporation (“Congress”).  In March 2001, the Agreement was amended to extend the term through December 31, 2002. The amended Agreement provides that the Company may borrow up to 80.0% of net eligible accounts receivable and a portion of inventory, as defined in the Agreement. Borrowings under the Agreement may not exceed $25.0 million including outstanding letters of credit which are limited to $6.0 million from May 1 to September 30 of each year and $4.0 million for the remainder of each year, and bear interest at the lender’s prime rate of interest plus 1.0% (effectively 5.75% at September 30, 2002). In connection with amending the Agreement in March 2001, the Company paid Congress a financing fee of $150,000. The financing fee is being amortized over 21 months, ending December 31, 2002. Outstanding letters of credit approximated $4.2 million at September 30, 2002. Under the terms of the Agreement, and as further amended in March 2002, the Company is required to maintain minimum levels of working capital and tangible net worth.  The Company was in violation of these covenants at September 30, 2002.   Effective November 8, 2002, the Agreement was further amended to waive the violation of these covenants as of September 30 and October 31, 2002 and to modify the minimum levels of working capital and tangible net worth required under the Agreement. The Company is also in negotiations with Congress to extend the Agreement beyond the current term.

In March 2001, the Company issued a $7,200,000 note payable (“Note”) to Ambra, Inc. (“Ambra”) as consideration for the termination of its rights and royalty obligations under the Company’s license for use of the BOSS brand name. The Note, which bore interest at 8.0% per annum with interest and principal payable quarterly through December 31, 2006, was subordinated to the rights of Congress under the Agreement and was collateralized by a second security interest in the Company’s assets.

On May 6, 2002, Textile Investment International S.A. (“Textile”), an affiliate of the licensor to the Company of the Girbaud brand, acquired the Note from Ambra.  On May 21, 2002, Textile exchanged the Note for an amended and restated note (the “Replacement Note”), which deferred principal payments, reduced principal payments payable in 2002 by 50% and principal payments payable in 2003 by 25%, and extended the maturity date by one year, until 2007.  The Replacement Note is subordinated to the rights of Congress under the Agreement.

3. Accrued Expenses

Accrued expenses consist of the following:	December 31, 2001	September 30, 2002

Selling bonuses	$460,000	$192,444
Severance benefits	526,611	96,619
Accrued compensation	87,707	94,363
Payable to salesmen	—	84,267
Customer credit balances	215,805	65,543
Interest accrued on long-term debt	—	59,400
License fees	107,061	54,508
Payroll tax withholdings	56,381	50,651
Accrued professional fees	50,000	50,000
Property taxes	86,585	46,155
Other	21,000	21,000
License obligation	325,000	—
	$1,936,150	$814,950

4. Income Taxes

The Company has estimated its annual effective tax rate at 0% based on its estimate of pre–tax income and the utilization of existing net operating loss carryforwards to offset all of its pre-tax income.  The complete utilization of net operating loss carryforwards is allowable under recent tax legislation which became effective January 1, 2002.  As of September 30, 2002, the Company has net operating losses of approximately $38,300,000 which begin to expire in 2013.

5. Stockholders’ Equity

On May 6, 2002, Textile acquired from Ambra 3.3 million shares of the Company’s Series A Convertible Preferred Stock (the “Preferred Stock”), 666,667 shares of the Company’s Common Stock and a subordinated secured promissory note issued by the Company to Ambra in March 2001 in the original principal amount of $7.2 million (the “Note”).

The Preferred Stock held by Ambra was to become convertible into either 3.3 million shares of Common Stock of the Company or a $3.3 million promissory note of the Company in 2003.  Pursuant to the terms of the Framework Agreement entered into on May 14, 2002 (the “Framework Agreement”), between the Company, Textile and Textile affiliates Latitude Licensing Corp. and Wurzburg Holding S.A. (“Wurzburg”), the Company has amended the terms of the Preferred Stock so that the Preferred Stock is immediately convertible, but only into Common Stock of the Company.  The Company anticipates that the Preferred Stock will be converted into Common Stock of the Company in the fourth quarter of 2002.  Following conversion of the Preferred Stock but prior to exercise of certain warrants granted to Textile (as discussed below), Textile and Wurzburg S.A. will together own approximately 40% of the Company’s outstanding Common Stock.

The Company has also (i) granted Textile warrants to purchase 500,000 shares of the Company’s Common Stock for $0.75 per share, (ii) entered into a Stockholders’ Agreement with Textile establishing certain terms and conditions regarding the acquisition and disposition of the Company’s securities as well as certain corporate governance matters, and (iii) amended the Girbaud licensing agreement for men’s and women’s apparel to add an additional option for the Company to extend the term by four additional years through 2011.  The warrants issued to Textile will  be valued using the Black-Scholes option-pricing model and recorded as a preferred stock dividend at the time of issuance.

6. Earnings Per Share

Earnings per share is based on the weighted average number of shares of common stock and dilutive common stock equivalents outstanding. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity. The following table presents a reconciliation between the weighted average shares outstanding for basic and diluted earnings per share for the nine months ended September 30, 2002. Basic and diluted earnings per share are the same for the three months ended September 31, 2001 and 2002 and the nine months ended September 30, 2001 because the impact of potentially dilutive securities is anti-dilutive.

Nine months ended September 30, 2002	Income	Shares	Per Share Amount
Basic earnings per share:
Income available to common shareholders	$1,375,227	7,834,657	$0.18
Effect of dilutive redeemable preferred stock*		1,668,132
Effect of dilutive options		826,250
Dilutive earnings per share	$1,375,227	10,329,039	$0.13

*                Ambra, the prior holder of the Company’s 3.3 million shares of Series A Convertible Preferred Stock, had expressed its intent to convert the Preferred Stock into a note payable and not into Common Stock of the Company.  Accordingly, prior to May 14, 2002, the Company did not consider the Preferred Stock in the calculation of dilutive earnings per share.  Upon the signing of the Framework Agreement on May 14, 2002, the Company began to consider the Preferred Stock as dilutive and to include it in the calculation of dilutive earnings per share (see Note 5).

7. Stock Options

In May 1997, the Company adopted the 1997 Omnibus Stock Plan. Under the 1997 Omnibus Stock Plan, as amended, the Company may grant qualified and nonqualified stock options, stock appreciation rights, restricted stock or performance awards, payable in cash or shares of common stock, to selected employees. Options vest at the end of the second year and expire 10 years from the date of grant or upon termination of employment. As approved by the Company’s stockholders, the Company has amended and restated the 1997 Omnibus Stock Plan to increase the number of shares of common stock for issuance from 1,100,000 to 1,600,000.  During the nine months ended September 30, 2001 and 2002, the Company granted 56,000 and 10,000 stock options respectively.

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

If the Company had elected to recognize compensation expense based on the fair value at the grant dates, consistent with the method prescribed by SFAS No. 123, net income per share would have been changed to the pro forma amounts indicated below:

Nine Months Ended

	September 30, 2001	September 30, 2002
Net income:
As reported	$40,961	$1,375,227
Pro forma	21,015	1,363,529
Basic income per share:
As reported	$0.01	$0.18
Pro forma	0.01	0.17
Diluted income per share:
As reported	$0.01	$0.13
Pro forma	0.01	0.13

8. Discontinued Operations

On December 20, 2001, the Board of Directors voted to sell all of the outstanding common stock of Isaacs Europe.  Subsequently, the Company sold 100% of the outstanding common stock of Isaacs Europe to a management group of Isaacs Europe in exchange for repayment of $100,000 of intercompany debt and the assumption of liabilities.

The Company had concluded, from the inception of Isaacs Europe, that it did not meet the criteria for segment reporting under either Statement of Financial Accounting Standards No. 14 “Financial Reporting for Segments of a Business Enterprise” or Statement of Financial Accounting Standards No. 131 “Disclosures about Segments of an Enterprise and Related Information”.  However, in June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) which changed the criteria for reporting disposals as discontinued operations in the financial statements.  The Company reviewed the provisions of SFAS No. 144 and determined that the sale of Isaacs Europe met the conditions necessary to present the sale of Isaacs Europe as discontinued operations.  Those conditions are (a) the operations and cash flow of the component have been or will be eliminated from the ongoing operations of the entity as a result of the disposal transaction and (b) the entity will not have any significant continuing involvement in the operations of the component after the disposal transaction.

The sale of Isaacs Europe was effective on December 31, 2001 and as such the consolidated balance sheet of the Company at December 31, 2001 does not include the assets or liabilities of the disposal group.  In accordance with SFAS No. 144, the prior period consolidated statements of operations have been reclassified to present comparable information and to reflect the results of operations of Isaacs Europe as discontinued operations.

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

Beginning with the first quarter of 1999, the Company was obligated to pay the greater of actual royalties earned or the minimum guaranteed royalties for that year. The Company is required to spend the greater of an amount equal to 3% of Girbaud women’s net sales or $400,000 in advertising and related expenses promoting the women’s Girbaud brand products in each year through the term of the Girbaud women’s agreement. In addition, while the agreement is in effect the Company is required to pay $190,000 per year to the licensor for advertising and promotional expenditures related to the Girbaud brand. In December 1998, the Girbaud women’s license agreement was amended to provide that the Company would spend an additional $1.8 million on sales and marketing in 1999 in conjunction with a one year deferral of the requirement that the Company open a Girbaud retail store in New York City. In August 1999, the Company issued 500,000 shares of restricted common stock to Latitude in connection with an amendment of the Girbaud women’s license agreement. Latitude subsequently transferred the shares to its affiliate, Wurzburg.  The market value of the shares issued, as of the date of issuance, was $750,000 and, together with the initial license fee of $600,000, is being amortized over the remaining life of the agreement. Under the amended license agreement, if the Company has not signed a lease agreement for a Girbaud retail store by July 31, 2002 it would become obligated to pay Latitude an additional $500,000 in royalties.   During 2001, the Company decided not to sign a lease agreement for a Girbaud retail store and paid $175,000 of this royalty. The remaining $325,000 was paid in July 2002.  The entire $500,000 was expensed in the fourth quarter of 2001.

 In January 2000, the Company entered into a global sourcing agreement with G.I. Promotions to act as a non-exclusive sourcing agent to licensees of the Marithe & Francois Girbaud trademark for the manufacture of Girbaud jeanswear and sportswear. The global sourcing agreement, extended until December 31, 2003, provided that the Company shall net a facilitation fee of 5.0% of the total FOB pricing for each order shipped to licensees under this agreement.  Also in January 2000, the Company entered into a license agreement with Wurzburg to use certain marks and intellectual property of Wurzburg’s in connection with the Company’s performance of the global sourcing agreement. The license had a term of three years and provided that the Company was to pay Wurzburg a royalty of 1.0% of the total FOB pricing for each order shipped to a licensee under the global sourcing agreement.  The global sourcing agreement was terminated effective October 1, 2002 by the parties in August of 2002.

In May 2000, the Company entered into an exclusive distribution agreement for Girbaud men’s and women’s jeanswear and sportswear products in Canada. The Company will sell to Western Glove Works (“Distributor”) Girbaud products produced in Mexico or the United States at cost plus 12.0%, which is less than its normal profit margins on sales of comparable products to the Company’s retail customers. For products purchased by the Distributor from overseas, the Distributor will pay a distributor’s fee equal to 6.75% of net sales to the Company. Under the agreement, the Distributor will pay a royalty fee equal to 6.25% of net sales to the Company, which will in turn pay the royalty to Latitude. The initial term of the agreement expires on December 31, 2001. The Distributor renewed the agreement with the Company for an additional one-year term that expires on December 31, 2002. The Distributor may renew the agreement for five additional one-year terms. The minimum sales level for calendar year 2002 is $2,000,000 (Canadian Dollars), which results in a minimum distribution fee payable to the Company of $60,000 (Canadian Dollars).  The minimum sales level for calendar 2001 was $1,600,000 (Canadian Dollars), which resulted in a minimum distribution fee payable to the Company of $48,000 (Canadian Dollars).

Total license fees on Girbaud sportswear sales amounted to $3,568,801 and $3,880,384 for the nine months ended September 30, 2001 and 2002, respectively.  The percentage of Girbaud sportswear sales to total sales was

81.8% and 100.0% for the nine months ended September 30, 2001 and 2002, respectively.

Pursuant to the Framework Agreement, the Company has agreed to amend (the “Amendments”) the Girbaud men’s and women’s licensing agreements (collectively the “Girbaud Agreements”). These Amendments would provide the Company the option to renew the Girbaud Agreements for an additional term through 2011. If the Girbaud Agreements are renewed in 2008, the Company would pay minimum royalties of $3.0 million each year thereafter through the term under the Girbaud Men’s Agreement and $1.5 million each year thereafter through the term under the Girbaud Women’s Agreement. The Amendments also provide that the Company will pay on behalf of Latitude the fee of one or more consultants designated by Latitude in the aggregate amount of $250,000 in 2002 and $300,000 each year thereafter through the term of the Amendments.

Robert J. Arnot, Chairman of the Board, Chief Executive Officer and President of the Company and Daniel Gladstone, President of the Girbaud Division of the Company, have each entered into a consulting agreement with Latitude beginning May 17, 2002 and terminating on December 31, 2005 or when the consultant is no longer employed by the Company, whichever occurs first. Under the terms of the consulting agreements, each will serve on an advisory committee to assist in developing global strategy and a plan for the Marithe and Francois Girbaud brand and will attend regular meetings of the committee. If the committee is not established or is disbanded, each will be required to meet in Europe with representatives of Latitude from time to time. As compensation, each receives an annual consulting fee of $100,000, except for the year 2002, for which the consulting fee is $66,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Important Information Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Those statements include indications regarding the intent, belief or current expectations of the Company and its management, including the Company's plans with respect to the marketing of its products, the Company's beliefs with respect to its future promotional activities, the causes of the decline in sales of the Girbaud women’s line and the decrease in its net sales and backlog, the possible effects of decreased consumer confidence and the delayed introduction of the Girbaud Spring 2003 product line on the retail environment and the Company's net sales, the strength of the Company's backlog, sufficiency of the Company's current levels of cash and cash equivalents together with cash from operations and existing credit facilities to meet the Company's working capital requirements in the near term, its expectations with respect to the performance of the counterparties to its letter of credit agreements, the effect of changes in financial accounting rules on its financial statements and the conversion of the Company's Preferred Stock into the Company's Common Stock.  Such statements are subject to a variety of risks and uncertainties, many of which are beyond the Company's control, which could cause actual results to differ materially from those contemplated in such forward-looking statements, including in particular the risks and uncertainties described under "Risk Factors" in the Company's Prospectus and herein, which include, among other things, (i) changes in the marketplace for the Company's products, including customer tastes, (ii) the introduction of new products or pricing changes by the Company's competitors, (iii) changes in the economy, (iv) the risk that the backlog of orders may not be indicative of eventual actual shipments, (v) termination of one or more of its agreements for use of the Girbaud brand names and images in the manufacture and sale of the Company's products and (vi) the risk that actual results could differ from management's estimates.  Existing and prospective investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  The Company undertakes no obligation to update or revise the information contained in this Quarterly Report on Form 10-Q, whether as a result of new information, future events or circumstances or otherwise.

“I.C. Isaacs & Company” is a trademark of the Company.  All other trademarks or service marks, including “Girbaud” & “Marithe and Francois Girbaud” (collectively, “Girbaud”), “BOSS” and “Beverly Hills Polo Club” appearing in this Form 10-Q are the property of their respective owners and are not the property of the Company.

Sale of Isaacs Europe

In December 2001, the Board of Directors voted to sell all of the outstanding common stock of Isaacs Europe. Subsequently, the Company sold 100% of the outstanding common stock of Isaacs Europe to a management group of Isaacs Europe in exchange for repayment of $100,000 of intercompany debt and the assumption of liabilities. The Company recorded a net charge of $1.2 million in the fourth quarter of 2001 relating to the disposition of Isaacs Europe. In November 2001, the Company disclosed its intent not to renew its licensing agreements with Beverly Hills Polo Club in the United States and Europe. These licenses expired on December 31, 2001. The Company determined that the sale of Isaacs Europe met the conditions for presentation as discontinued operations. Total losses of $2.5 million for the discontinued operations of Isaacs Europe were included in the year ended December 31, 2001. Accordingly, the following comparisons have been made based on continuing operations. The results of operations from the discontinued operations were insignificant in all periods presented. All prior periods have been restated. See Note 8 to the “Notes to Consolidated Financial Statements.”

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

	Nine Months Ended September 30,
	2001	2002
Net sales	100.0%	100.0%
Cost of sales	66.3	59.2
Gross profit	33.7	40.8
Selling expenses	14.2	17.6
License fees	6.1	7.3
Distribution and shipping expenses	3.4	3.4
General and administrative expenses	7.7	9.1
Operating income	2.3%	3.4%

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001

Net Sales.

Net sales decreased 34.5% to $16.3 million in the three months ended September 30, 2002 from $24.9 million in the three months ended September 30, 2001.  The Company believes that the decrease was due to the discontinuance of the BOSS, Beverly Hills Polo Club and Company-owned and private label brands, net sales of which represented $2.8 million in the three months ended September 30, 2001, the sluggish retail environment and a weaker than anticipated consumer response to the Girbaud fall product offering.  The Company believes that the decrease in consumer confidence seen in recent months may contribute to a continued period of challenging retail conditions that may result in the Company increasing its promotional activities and realizing a decrease in its net sales.  Net sales of Girbaud sportswear decreased $5.8 million, or 26.2%, to $16.3 million. Net sales of the Girbaud men’s product line decreased $4.9 million to $13.1 million while the Girbaud women’s product line decreased $0.9 million to $3.2 million. The Company continues the process of repositioning the women’s Girbaud collection as a contemporary line. While this repositioning has had a negative impact on the third quarter sales, the Company believes this repositioning will improve future growth of the line.

Gross Profit.

Gross profit amounts decreased 36.1% to $6.2 million in the three months ended September 30, 2002 from $9.7 million in the three months ended September 30, 2001. The decrease in gross profit primarily resulted from the decrease in net sales.  Gross profit as a percentage of net sales decreased from 39.0% to 38.0% over the same period due to markdowns and an increase in airfreight costs from Asia associated with the longshoreman’s labor action on the West Coast in the third quarter.

Selling, Distribution, General and Administrative Expenses.

S,G&A decreased 5.3% to $5.4 million in the three months ended September 30, 2002 from $5.7 million in the three months ended September 30, 2001.  As a percentage of net sales, S,G&A expenses increased to 33.1% from 22.9% over the same period due to reduced net sales levels and higher general and administrative expenses offset by lower selling and distribution and shipping expenses.  Selling expenses decreased primarily as a result of decreases in commissions and sales salaries offset by an increase in samples as well as the payment of consulting fees associated with the transactions contemplated in the Framework Agreement (as more fully discussed in the Credit Facilities and Debt section). Advertising expenditures remained relatively unchanged  at $0.6 million in the third quarter of 2002 compared to the third quarter of 2001 as the Company continued to focus on targeted print and media advertising campaigns for the Girbaud men’s and women’s collections. The Company is required to spend the greater of an amount equal to 3% of Girbaud net sales or $900,000 in advertising and related expenses promoting the Girbaud brand products in each year through the term of the Girbaud agreements.  Distribution and shipping expenses decreased 25.0% to $0.6 million in the three months ended September 30, 2002 from $0.8 million in the three months ended September 30, 2001. The decrease is a result of lower net sales and the reduction of shipping and distribution personnel.  General and administrative expenses increased 12.5% to $1.7 million in the three months ended September 30, 2002 from $1.5 million in the three months ended September 30, 2001.  The increase is attributable to $0.4 million of professional, consulting and other fees associated with the transactions contemplated in the Framework Agreement (as more fully discussed in Credit Facilities and Debt), offset by a decrease in bad debt expense and the reduction of general and administrative personnel.

License Fees.

License fees decreased $0.3 million to $1.2 million in the three months ended September 30, 2002 from $1.5 million in the three months ended September 30, 2001. The decrease is attributable to the decrease in net sales of the Girbaud brand and the absence of net sales and related license fees under the BOSS and BHPC brands in 2002.

Operating Income.

Operating income decreased $2.7 million to an operating loss of $0.4 million in the three months ended September 30, 2002 from operating income of $2.3 million in the three months ended September 30, 2001.  The decrease was attributable to the decline in net sales.

Interest Expense.

Interest expense decreased $0.2 million to $0.2 million in the three months ended September 30, 2002 from $0.4 million in the three months ended September 30, 2001.   The decrease in interest expense is related to lower borrowings under the Company’s revolving line of credit.

Income Taxes.

The Company has estimated its annual effective tax rate at 0% based on its estimate of pre–tax income for 2002, which will be offset by the use of net operating loss carryforwards. As of September 30, 2002, the Company has net operating loss carryforwards for income tax reporting purposes of approximately $38.3 million, which begin to expire in 2013, for which no income tax benefit has been recorded due to the uncertainty over the level of future taxable income.

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001

Net Sales.

Net sales decreased 20.4% to $53.5 million in the nine months ended September 30, 2002 from $67.2 million in the nine months ended September 30, 2001.  The Company believes that the decrease was due to the discontinuance of the BOSS, Beverly Hills Polo Club and Company-owned and private label brands, net sales of which represented $11.4 million in the nine months ended September 30, 2001, the sluggish retail environment and a weaker than anticipated consumer response to the Girbaud fall product offering.  The Company believes that the decrease in consumer confidence seen in recent months may contribute to a continued period of challenging retail conditions that may result in the Company increasing its promotional activities and realizing a decrease in its net sales. Net sales of Girbaud sportswear decreased $2.3 million, or 4.1%, to $53.5 million. Net sales of the Girbaud men’s product line decreased $0.9 million to $45.2 million while the Girbaud women’s product line decreased $1.4 million to $8.3 million. The Company continues the process of repositioning the women’s Girbaud collection as a contemporary line. While this repositioning has had a negative impact on year to date sales, the Company believes this repositioning will improve future growth of the line.

Gross Profit.

Gross profit amounts decreased 3.5% to $21.8 million in the nine months ended September 30, 2002 from $22.6 million in the nine months ended September 30, 2001. The decrease in gross profit amounts resulted from the decrease in net sales.  Gross profit as a percentage of net sales increased from 33.7% to 40.7% over the same period as a result of the absence of sales of the discontinued lines which had lower margins.

Selling, Distribution, General and Administrative Expenses.

S,G&A decreased 1.8% to $16.1 million in the nine months ended September 30, 2002 from $16.4 million in the nine months ended September 30, 2001. As a percentage of net sales, S,G&A expenses increased to 30.1% from 24.4% over the same period due to reduced net sales levels and higher general and administrative expenses offset by lower selling and distribution and shipping expenses.  Selling expenses decreased primarily as a result of decreases in commissions and sales salaries offset by an increase in samples as well as the payment of consulting fees associated with the transactions contemplated in the Framework Agreement (as more fully discussed in the Credit Facilities and Debt section). Advertising expenditures remained relatively unchanged at $1.3 million in the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001 as the Company continued to focus on targeted print and media advertising campaigns for the Girbaud men’s and women’s collections.  The Company continues to focus on targeted print and media advertising campaigns for the Girbaud men’s and women’s collections. The Company is required to spend the greater of an amount equal to 3% of Girbaud net sales or $900,000 in advertising and related expenses promoting the Girbaud brand products in each year through the term of the Girbaud agreements.  Distribution and shipping expenses decreased 21.7% to $1.8 million in the nine months ended September 30, 2002 from $2.3 million in the nine months ended September 30, 2001. The decrease is a result of lower net sales and the reduction of shipping and distribution personnel.  General and administrative expenses increased 6.5% to $4.9 million in the nine months ended September 30, 2002 from $4.6 million in the nine months ended September 30, 2001.  The increase is attributable to $0.8 million of professional, consulting and other fees associated with the transactions contemplated in the Framework Agreement (as more fully discussed in Credit Facilities and Debt), offset by a decrease in bad debt expense and the reduction of general and administrative personnel.

License Fees.

License fees decreased $0.2 million to $3.9 million in the nine months ended September 30, 2002 from $4.1 million in the nine months ended September 30, 2001. The decrease is attributable to the absence of net sales and the related license fees under the BOSS and BHPC brands in 2002 offset by an increase in minimum annual royalties of $0.4 million for the Girbaud women’s product line during 2002.

Operating Income.

Operating income increased $0.3 million to $1.8 million in the nine months ended September 30, 2002 from $1.5 million in the nine months ended September 30, 2001.  The improvement was due to reduced operating expenses offset by a decrease in gross profit.

Interest Expense.

Interest expense decreased $0.5 million to $0.5 million in the nine months ended September 30, 2002 from $1.0 million in the nine months ended September 30, 2001.  The decrease in interest expense is related to lower borrowings under the Company’s revolving line of credit.

Income Taxes.

The Company has estimated its annual effective tax rate at 0% based on its estimate of pre–tax income for 2002, which will be offset by the use of net operating loss carryforwards. As of September 30, 2002, the Company has net operating loss carryforwards for income tax reporting purposes of approximately $38.3 million, which begin to expire in 2013, for which no income tax benefit has been recorded due to the uncertainty over the level of future taxable income.

Liquidity and Capital Resources

The Company has relied primarily on internally generated funds, trade credit and asset–based borrowings to finance its operations. The Company’s capital requirements primarily result from working capital needed to support increases in inventory and accounts receivable. As of September 30, 2002, the Company had cash and cash equivalents, including temporary investments, of $0.8 million and working capital of $12.9 million compared to $1.0 million and $14.5 million, respectively, as of September 30, 2001.

Operating Cash Flow

Cash used in operations totaled $1.3 million for the first nine months of 2002, compared with $0.1 million for the same period of 2001. This is primarily due to the net income of $1.4 million offset by increases in accounts receivable, inventories and other assets and decreases in accrued expenses and other current liabilities.  Cash used for investing activities was $0.1 million for the first nine months of 2002. Cash provided by financing activities totaled $1.3 million for the first nine months of 2002, resulting primarily from borrowings on the revolving line of credit and an increase in checks issued against future deposits offset by payments on outstanding debt.

Accounts receivable increased $0.3 million from December 31, 2001 to September 30, 2002 compared to an increase of $5.2 million from December 31, 2000 to September 30, 2001.  Inventory increased $1.4 million from December 31, 2001 to September 30, 2002 compared to a decrease of $3.6 million from December 31, 2000 to September 30, 2001.  Capital expenditures decreased to $0.1 million for the first nine months of 2002 compared to $0.4 million for the first nine months of 2001.

Credit Facilities and Debt

The Company has an agreement for an asset-based revolving line of credit (the “Agreement”) with Congress Financial Corporation (“Congress”).  In March 2001, the Agreement was amended to extend the term through December 31, 2002. The amended Agreement provides that the Company may borrow up to (i) 80.0% of net eligible accounts receivable and a portion of inventory, as defined in the Agreement less (ii) a $1.0 million special reserve. Borrowings under the Agreement may not exceed $25.0 million including outstanding letters of credit, which are limited to $6.0 million from May 1 to September 30 of each year and $4.0 million for the remainder of each year, and bear interest at the lender’s prime rate of interest plus 1.0% (effectively 5.50% at September 30, 2002). In connection with amending the Agreement in March 2001, the Company paid Congress a financing fee of $150,000. The financing fee is being amortized over 21 months, ending December 31, 2002. Outstanding letters of credit approximated $4.2 million at September 30, 2002. Under the terms of the Agreement, and as further amended in March 2002, the Company is required to maintain minimum levels of working capital and tangible net worth. The Company was in violation of these covenants at September 30, 2002. Effective November 8, 2002, the Agreement was further amended to waive the violation of these covenants as of September 30 and October 31, 2002 and to modify the minimum levels of working capital and tangible net worth required under the Agreement. The Company is also in negotiations with Congress to extend the Agreement beyond the current term.

The Company extends credit to its customers. Accordingly, the Company may have significant risk in collecting accounts receivable from its customers. The Company has credit policies and procedures which it uses to minimize exposure to credit losses. The Company’s collection personnel regularly contact customers with receivable balances outstanding beyond 30 days to expedite collection. If these collection efforts are unsuccessful, the Company may discontinue merchandise shipments until the outstanding balance is paid. Ultimately, the Company may engage an outside collection organization to collect past due accounts. Timely contact with customers has been effective in reducing credit losses. The Company’s credit losses were $0.4 million and $0.3 million each for the first nine months of 2001 and 2002 respectively and the Company’s actual credit losses as a percentage of net sales were 0.5% and 0.6%, respectively.

On May 6, 2002, Textile Investment International S.A. (“Textile”), an affiliate of the licensor to the Company of the Girbaud brand, acquired the Note from Ambra.  On May 21, 2002, Textile exchanged the Note for an amended and restated note (the “Replacement Note”), which deferred principal payments, reduced principal payments payable in 2002 by 50% and principal payments payable in 2003 by 25%, and extended the maturity date by one year, until 2007.  The Replacement Note is subordinated to the rights of Congress under the Agreement.

Also on May 6, 2002, Textile acquired 666,667 shares of Common Stock of the Company and 3.3 million shares of Series A Convertible Preferred Stock of the Company (the “Preferred Stock”) from Ambra.  The Preferred Stock was convertible beginning in January 2003 into Common Stock of the Company or a $3.3 million promissory note of the Company.  Pursuant to the terms of the Framework Agreement entered into on May 14, 2002, between the Company, Textile and certain of Textile’s affiliates (the “Framework Agreement”), which the Company’s stockholders approved at the 2002 Annual Meeting, the terms of the Preferred Stock were amended so that the Preferred Stock is immediately convertible, but only into Common Stock of the Company. The Company anticipates that the Preferred Stock will be converted into Common Stock of the Company in the fourth quarter of 2002.

The Company has the following contractual obligations and commercial commitments as of September 30, 2002:

Schedule of contractual obligations:

Payments Due By Period

	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Revolving line of credit	$1,515,811	$1,515,811	$—	$—	$—
Long-term debt	6,557,909	574,696	3,879,751	1,555,965	547,497
Operating leases	515,898	412,959	102,939	—	—
Girbaud license obligations	24,000,000	4,500,000	9,000,000	8,625,000	1,875,000
Consulting agreements	1,593,750	318,750	600,000	600,000	75,000
Total contractual cash obligations	$34,183,368	$7,322,216	$13,582,690	$10,780,965	$2,497,497

Schedule of commercial commitments:

Amount of Commitment Expiration Per Period

	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Line of credit* (Including letters of credit)	$25,000,000	$25,000,000	$—	$—	$—
Total commercial commitments	$25,000,000	$25,000,000	$—	$—	$—

*  The Company has an asset-based revolving line of credit.  The Company may borrow up to 80% of net eligible accounts receivable and a portion of inventory.  Borrowings under the revolving line of credit may not exceed $25.0 million including outstanding letters of credit, which are limited to $6.0 million from May 1 to September 30 of each year and $4.0 million for the remainder of each year.  At September 30, 2002, the Company had $1.5 million of borrowings under its revolving line of credit and outstanding letters of credit approximated $4.2 million.

The Company believes that current levels of cash and cash equivalents ($0.8 million at September 30, 2002) together with cash from operations and funds available under its line of credit, will be sufficient to meet its capital requirements in the near term.  However, a failure of the Company to improve its backlog or to negotiate an extension of its line of credit with Congress could have a material adverse effect on the availability of funds to the Company.  Any such decrease in the availability of funds to the Company could have a material adverse effect on the Company’s business prospects and results of operations.

Backlog and Seasonality

The Company’s business is impacted by the general seasonal trends that are characteristic of the apparel and retail industries. In the Company’s segment of the apparel industry, sales are generally higher in the first and third quarters. Historically, the Company has taken greater markdowns in the second and fourth quarters. The Company generally receives orders for its products three to five months prior to the time the products are delivered to stores. As of October 31, 2002 the Company has unfilled orders of approximately $14.0 million, representing a 46% decrease in the backlog of orders compared to $26.0 million of such orders as of October 31, 2001. If the Company does not generate more orders for the Spring 2003 season, the Company's business prospects and results of operations may be negatively impacted in the first quarter of 2003 and the Company may have to take markdowns to move excess inventory.  The backlog of orders at any given time is affected by a number of factors, including seasonality, weather conditions, scheduling of manufacturing and shipment of products. As the time of the shipment of products may vary from year to year, the results for any particular quarter may not be indicative of the results for the full year.   The Company believes that these factors, combined with a weaker than anticipated consumer response to the Girbaud fall product offering and continued sluggishness in the retail apparel market, principally at the specialty store level, customers buying goods closer to market needs and delays in the introduction of the Girbaud 2003 Spring product line, contributed to the decrease in the backlog.

Recent Accounting Pronouncements

In April 2002, the FASB issued SFAS No.145, Rescission of SFAS Nos. 4, 44 and 64, Amendment of SFAS No. 13 and Technical Corrections. SFAS No. 4 required all gains and losses from the extinguishment of debt to be reported as extraordinary items and SFAS No. 64 related to the same matter. SFAS No. 145 requires gains and losses from certain debt extinguishment not to be reported as extraordinary items when the use of debt extinguishment is part of a risk management strategy. SFAS No. 44 was issued to establish transitional requirements for motor carriers. Those transitions are completed; therefore SFAS No. 145 rescinds SFAS No. 44. SFAS No. 145 also amends SFAS No. 13 requiring sale-leaseback accounting for certain lease modifications. SFAS No.145 is effective for fiscal years beginning after May 15, 2002. The provisions relating to sale-leaseback accounting are effective for transactions after May 15, 2002.  The adoption of SFAS No. 145 is not expected to have a material impact on the Company’s financial position or results of operations.

In June 2002, the Financial Accounting Standards Board (FASB) issued Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. Previous accounting guidance provided by EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) is replaced by this Statement. Statement 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Management does not anticipate that the adoption of this Statement will have a significant effect on the Company’s financial statements.

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

Item 4. Controls and Procedures

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC filings.  There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s controls subsequent to the date of that evaluation, and no corrective actions with regard to significant deficiencies and material weaknesses.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not a party to any material legal proceedings, other than claims and lawsuits arising in the normal course of the Company’s business.  The Company does not believe that such claims and lawsuits, individually or in the aggregate, will have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows for any quarterly or annual period.

Item 2. Changes in Securities and Use of Proceeds

The following is a description of the securities issued by the Company during the period between July 1, 2002 and the date hereof that were not registered under the Securities Act of 1933, as amended:

(i)

Effective October 3, 2002, the Company delivered to Textile (A) a Warrant No. 1 for the purchase of 300,000 shares of Common Stock at an exercise price of $0.75 per share, expiring on December 31, 2011 (“Warrant No. 1”), and (B) a Warrant No. 2 for the purchase of 200,000 shares of Common Stock at an exercise price of $0.75 per share, expiring on December 31, 2011 (“Warrant No. 2 and together with Warrant No. 1, the “Warrants”).

(ii)	The Company issued the Warrants to Textile in consideration of and an inducement for Textile’s consummation of its obligations pursuant to the Framework Agreement.

(iii)

The Warrants were issued in a private placement pursuant to Section 4(2) of the Securities Act of 1933, as amended.  The Warrants were not offered in the form of general solicitation or advertisement, but rather to one party, Textile, which is an accredited investor and an affiliate of the licensor of the Girbaud-Registered Trademark- mark to the Company.  The Company made available to Textile all materials and information relating to the investment that were requested by Textile.

(iv)	There were no cash proceeds from the offering of the Warrants.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its 2002 Annual Meeting of Stockholders (the “meeting”) on September 17, 2002 at the New York office of Piper Rudnick LLP.  At the meeting, the following matters were submitted for a vote of the stockholders: (i) to approve the transactions contemplated by the Framework Agreement; (ii) to elect three Class II directors for a term of three years and until their successors are elected and qualified, one Class I director for a term of two years and until his successor is elected and qualified, and one Class III director for a term of one year and until his successor is elected and qualified; (iii) to approve the Company’s Amended and Restated Omnibus Stock Plan; (iv) to ratify the appointment of BDO Seidman, LLP as the Company’s independent auditors for the fiscal year ending December 31, 2002; and (v) to vote on such other business as may properly come before the Meeting or any adjournments or postponements thereof.

Proposal 1, approval of the transactions contemplated by the Framework Agreement, was approved by the stockholders of the Company by the vote set forth below:

Votes For	Votes Against	Abstentions	Broker Non-votes
4,274,206	4,700	1,350	2,815,211

Following the approval of the transactions contemplated by the Framework Agreement, the individuals below were elected at the meeting to the Board of Directors of the Company for a term expiring in the year, and by the vote, set forth below:

Director	Term Expires	Votes For	Votes Withheld
Jon Hechler	2005	6,979,545	115,922
Daniel Gladstone	2005	6,897,802	197,665
Roland Loubet	2005	7,080,067	15,400
Rene Faltz	2004	7,080,067	15,400
Robert Stephen Stec	2003	7,080,067	15,400

The remaining members of the Board of Directors are as follows:

Director	Term Expires
Robert J. Arnot	2004
Staffan Ahrenberg	2004
Neal J. Fox	2003
Olivier Bachellerie	2003

All other matters submitted to a vote of the stockholders were approved by the vote set forth below:

Proposal No.	Proposal Description	Votes For	Votes Against	Abstentions	Broker Non-votes

3	Approval of the Company’s Amended and Restated Omnibus Stock Plan	4,067,879	209,827	2,550	2,815,211

4	Ratification of appointment of BDO Seidman, LLP as the Company’s independent auditors for the fiscal year ending December 31, 2002	7,093,917	700	850	—

5	Approval of such other business as may properly come before the meeting or any adjournments or postponements thereof	6,932,945	26,950	135,572	—

Item 5. Other Information

Following stockholder approval of the transactions contemplated by the Framework Agreement at the meeting, the Company, Textile, Wurzburg Holding S.A., the parent company to Textile (“Wurzburg”), and Latitude Licensing Corp., the licensor to the Company of the Girbaud ® brand and an affiliate of Textile and Wurzburg (“Latitude”), consummated the transactions contemplated by the Framework Agreement as follows:  (a) effective October 3, 2002, (i) the Company issued the Warrants to Textile, (ii) the Company, Textile, and Wurzburg entered into a Stockholders’ Agreement (the “Stockholders’ Agreement”), and (iii) the Company and Latitude entered into an Amendment No. 4 to Trademark, License and Technical Assistance Agreement (the “Amendment No. 4 to Licensing Agreement”), and an Amendment No. 6 to Trademark, License and Technical Assistance Agreement for Women’s Collection (the “Amendment No. 6 to Licensing Agreement” and together with the Amendment No. 4 to Licensing Agreement, the “Amendments to Licensing Agreements”); and (b) on October 7, 2002, the Company filed with the Secretary of State of the State of Delaware a Second Certificate of Amendment to Certificate of Designation amending the terms of the Preferred Stock to make it immediately convertible into Common Stock of the Company.  Following these transactions, the Framework Agreement and the Voting Agreement dated as of May 14, 2002 by and among Wurzburg, Textile, and the stockholders listed on Exhibit A thereto expired in accordance with their terms.

A copy of the Warrants, the Stockholders’ Agreement, the Amendments to the Licensing Agreements, and the Second Certificate of Amendment to Certificate of Designation are attached hereto as exhibits and are incorporated herein by this reference.

Item 6. Exhibits and Reports on Form 8-K.

(a)                                  Exhibits.

Exhibit Number	Description

3.01	Amended and Restated Certificate of Incorporation.(1)

3.03	Certificate of Designation dated November 5, 1999.(2)

3.04	Certificate of Amendment to Certificate of Designation dated March 15, 2001.(3)

3.05

Second Certificate of Amendment to Certificate of Designation, Number, Voting Powers, Preferences and Rights of the Series of Preferred stock of I.C. Isaacs & Company, Inc. Designated as Series A Convertible Preferred Stock, filed with the Secretary of State of the State of Delaware on October 7, 2002.

4.02	Warrant No. 1 issued by the Issuer to Textile for the purchase of 300,000 shares of Common Stock at an exercise price of $.75 per share, expiring on December 31, 2011.

4.03	Warrant No. 2 issued by the Issuer to Textile for the purchase of 200,000 shares of Common Stock at an exercise price of $.75 per share, expiring on December 31, 2011.

10.101	The Stockholders’ Agreement dated as of October 3, 2002 by and among the Issuer, Würzburg and Textile.

10.102	Amendment No. 4 dated October 2, 2002 to the Trademark License and Technical Assistance Agreement dated January 15, 2002 by and between Latitude Licensing Corp. and I.C. Isaacs & Company, L.P.

10.103

Amendment No. 6 dated October 2, 2002 to the Trademark License and Technical Assistance Agreement for Women's Collections dated October 2, 2002 by and between Latitude Licensing Corp. and I.C. Isaacs & Company, L.P.

10.104	Global Sourcing Arrangement Termination Agreement dated October 1, 2002 by and between G.I. Promotion and I.C. Isaacs & Company, L.P.

10.105	Twenty-Fifth Amendment to Financing Agreements dated November 8, 2002.

99.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)                                  Previously filed with the Company’s Registration Statement on Form S-1 (SEC File No. 333-37155).

(2)                                  Previously filed with the Company’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 1999 (SEC File No. 0-23379).

(3)                                  Previously filed with the Company’s Quarterly Report on Form 10-Q for the fiscal year ended December 31, 2000 (SEC File No. 0-23379).

(b)                         Reports on Form 8-K.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

I.C. ISAACS & COMPANY, INC.

BY:	/s/ ROBERT J. ARNOT
Robert J. Arnot Chairman of the Board, President and Chief Executive Officer

Dated: November 14, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ ROBERT J. ARNOT	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	November 14, 2002
Robert J. Arnot

/s/ EUGENE C. WIELEPSKI	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	November 14, 2002
Eugene C. Wielepski

CERTIFICATIONS

I, Robert J. Arnot, certify that:

1.               I have reviewed this quarterly report on Form 10-Q of I. C. Isaacs & Company, Inc.;

2.               Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.               Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.               The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act  Rules 13a-14 and 15d-14) for the registrant and we have:

a)              designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)              presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a)              all significant deficiencies, in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ ROBERT J. ARNOT
Robert J. Arnot Chairman of the Board, President and Chief Executive Officer

CERTIFICATIONS

I, Eugene C. Wielepski, certify that:

1.               I have reviewed this quarterly report on Form 10-Q of I. C. Isaacs & Company, Inc.;

2.               Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.               Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.               The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act  Rules 13a-14 and 15d-14) for the registrant and we have:

a)              designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)              presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a)              all significant deficiencies, in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ EUGENE C. WIELEPSKI
Eugene C. Wielepski Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)