Form 10-K
period 2002-12-31
IC ISAACS & CO INC
filed 2003-04-04
CIK 1041179

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the fiscal year ended December 31, 2002

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

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X   No

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. Yes      No  X

        Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes      No  X

        As of March 28, 2003, the aggregate market value of the outstanding shares of the Registrant’s Common Stock held by non-affiliates was approximately $6,012,715 based on the average closing price of the Common Stock as reported by the OTC Bulletin Board on March 28, 2003. Determination of affiliate status for this purpose is not a determination of affiliate status for any other purpose.

        As of March 28, 2003, 11,134,657 shares of Common Stock were outstanding.

Document Incorporated by Reference

        Specified portions of the definitive Proxy Statement for the 2003 Annual Meeting of Stockholders of I.C. Isaacs & Company, Inc. to be held on June 11, 2003 are incorporated by reference into Part III hereof.

I.C. ISAACS & COMPANY, INC.

FORM 10-K

TABLE OF CONTENTS

*	Incorporated by reference from the Registrant’s definitive Proxy Statement on Schedule 14A (the “Proxy Statement”) for the 2003 Annual Meeting of Stockholders to be held June 11, 2003. The Proxy Statement will be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

2

        “I.C. Isaacs” and “I.G. Design” are trademarks of the Company. The Company has filed a federal trademark application for the mark “Urban Expedition (UBX).” All other trademarks or service marks, including “Girbaud” and “Marithé and Francois Girbaud”, “BOSS” and “Beverly Hills Polo Club” appearing in this Annual Report on Form 10-K are the property of their respective owners and are not the property of the Company.

        The various companies that hold and license the Girbaud trademarks, and that engage in the design and licensing of Girbaud branded apparel, as well as the affiliates and associates of those companies, are hereinafter collectively referred to as “Girbaud.”

IMPORTANT INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Those statements include statements regarding the intent, belief or current expectations of the Company and its management, including the Company’s belief regarding the prominence of branded, licensed apparel, in general, and the Girbaud brand, in particular, in the Company’s future, ,its expectations regarding the renewal of its licenses for men’s and women’s sportswear and jeanswear by Girbaud, and its expectations that substantially all of its net sales will come from sales of Girbaud apparel, the Company’s beliefs regarding the relationship with its employees, the conditions of its facilities, number of manufacturers capable of supplying the Company with products that meet the Company’s quality standards, the Company’s beliefs regarding its ordering flexibility as a result of transferring production to Asia, and the basis on which it competes for business, the Company’s environmental obligations and its expectations regarding the Company’s product offerings,. Words such as “believes,” “anticipates,” “expects,” “intends,” “plans,” and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. Such statements are forward-looking statements which are subject to a variety of risks and uncertainties, many of which are beyond the Company’s control, which could cause actual results to differ materially from those contemplated in such forward-looking statements, including in particular the following risks and uncertainties; (i) changes in the marketplace for the Company’s products, including customer tastes, (ii) the introduction of new products or pricing changes by the Company’s competitors, (iii) changes in the economy, and (iv) termination of one or more of its agreements for use of the Girbaud brand name and images in the manufacture and sale of the Company’s products. Existing and prospective investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to update or revise the information contained in this Annual Report on Form 10-K, whether as a result of new information, future events or circumstances or otherwise.

PART I

ITEM 1.	BUSINESS

Introduction

        I.C. Isaacs & Company, Inc. (together with its predecessors and subsidiaries, including I.C. Isaacs & Company L.P., the “Company”) is a designer and marketer of branded jeanswear and sportswear. Founded in 1913, the Company offers collections of men’s and women’s jeanswear and sportswear under the Girbaud designer brand in the United States, Puerto Rico and Canada. The Girbaud brand is an internationally recognized designer label with a distinct European influence. The Company has positioned the Girbaud line with a broad assortment of products, styles and fabrications reflecting a contemporary European look. The Company markets a full collection of men’s jeanswear and sportswear under the Girbaud brand, including a broad array of bottoms, tops and outerwear. In August 1998, the Company introduced a women’s sportswear collection under the Girbaud brand, which also includes a wide assortment of bottoms, tops and outerwear. In May 2000, the Company acquired an exclusive license to market certain men’s and women’s jeanswear and sportswear under the Girbaud brand in Canada and began making shipments in December 2000. Net sales of Girbaud products accounted for 100% and 84.9% of the Company’s net sales in 2002 and 2001, respectively.

        Until December 2001, the Company offered collections of sportswear for men and boys under the Beverly Hills Polo Club brand in the United States, Puerto Rico and Europe. The Company allowed these licenses to expire on December 31, 2001. Net sales of Beverly Hills Polo Club sportswear accounted for 8.6% of the Company’s net sales in 2001. The Company also offered women’s pants and jeans under various Company owned brand names as well as under third party private labels for sale to major chain stores and catalogs. In 1999, the Company introduced a collection of men’s sportswear under the Company owned Urban Expedition (UBX) brand in the United States and Europe. The Company also offered collections of jeanswear and sportswear for young men, women and boys under the BOSS brand in the United States and Puerto Rico. In the fourth quarter of 2000, the Company began restructuring its product lines in an effort to focus on growth potential and eliminate poorly performing lines. The Company terminated its license agreement for the design and marketing of the BOSS brand of sportswear for men and boys in the United States in 2001 and ceased shipping products under the brand in October 2001. The Company discontinued production of the women’s Company-owned and private label lines and the Urban Expedition (UBX) line in 2001. Substantially all remaining inventories of these products were shipped during 2001. See “Management’s Discussion and Analysis”.

Products

        The Company’s jeanswear and sportswear collections under the Girbaud brand include a broad range of product offerings for young men and women, including a variety of tops, bottoms and outerwear. These collections are targeted to consumers who are seeking quality, fashionable products at competitive prices. Girbaud is an internationally recognized designer brand. The Company markets innovative European-inspired men’s and women’s jeanswear and sportswear collections under the Girbaud label. The Girbaud collections include full lines of bottoms consisting of jeans and casual pants in a variety of fabrications, including denim, stretch denim, cotton twill and nylon, cotton t-shirts, polo shirts, knit and woven tops, sweaters, outerwear and leather sportswear. Reflecting contemporary European design, each of these collections is characterized by innovative styling and fabrication and is targeted to consumers ages 16 to 50. Estimated retail prices range from $24 to $30 for t-shirts, $50 to $90 for tops and bottoms, $60 to $90 for sweaters and $80 to $300 for outerwear. The Company is positioning the women’s Girbaud collection as two separate collections, one for streetwear and the other as a contemporary line.

Customers and Sales

        The Company’s products are sold in over 3,600 specialty stores, specialty store chains and department stores. The Company uses both sales representatives and distributors for the sale of its products. Sales representatives include employees of the Company as well as independent contractors. Each of the Company’s distributors and non-employee sales representatives has an agreement with the Company pursuant to which the distributor or sales representative serves as the exclusive distributor or sales representative of specified products of the Company within a specified territory. The Company does not have long-term contracts with any of its customers. Instead, its customers purchase the Company’s products pursuant to purchase orders and are under no obligation to continue to purchase the Company’s products.

        The Company began marketing men’s sportswear under the Girbaud brand in February 1998 and introduced a women’s sportswear collection under the Girbaud brand in the second quarter of 1998. The Company’s Girbaud men’s products are sold to more than 2,700 stores in the United States and Puerto Rico, including major department stores such as Bloomingdales, Macy’s East, Macy’s West, Burdines, Saks, Inc., Dayton Hudson and Carson Pirie Scott, and many prominent specialty stores such as The Atrium in New York and The Lark. The Company’s Girbaud women’s line is sold to more than 900 stores. None of the Company’s customers accounted for 10% or more of sales in 2002 or 2001. The Company’s Girbaud brand products are sold and marketed domestically under the direction of an 11-person sales force headquartered in New York.

Design and Merchandising

        The Company’s designers and merchandisers travel around the world to monitor emerging fashion trends and search for styling inspiration and fabrics. These sources, together with new styling and graphics developed by the Company’s designers, serve as the primary creative influences for the Company’s product lines. In addition, merchandisers and designers involved with the development of Girbaud products are provided with the Girbaud collections from Europe twice a year and collaborate with Marithé and François Girbaud and their staff in the development of the Company’s Girbaud product lines for sale in the United States. Merchandisers also regularly meet with sales management to gain additional market insight and further refine the products to be consistent with the needs of each of the Company’s markets. The Company’s in-house design and product development is carried out by merchandising departments in New York. Many of the Company’s products are developed using computer-aided design equipment, which allows designers to view and easily modify images of a new design. The Company currently has 6 people on the design staff in New York City. Design expenditures were approximately $1.1 million in 2001 and $1.2 million in 2002.

Advertising and Marketing

        The Company aggressively communicates and reinforces the brand and image of its Girbaud products through creative and innovative advertising and marketing efforts. The Company’s advertising and marketing strategies are directed by its national sales offices and developed in collaboration with its advertising agencies and with Girbaud’s European offices and Paris advertising agency. The Company’s advertising strategy is geared toward its youthful and contemporary consumers, whose lifestyles are influenced by music, sports and fashion. Its advertising campaigns have evolved from trade magazines to a wide variety of media, including billboards, fashion magazines, radio and special events. The Company spent approximately $2.0 million or 2.9% of net sales on advertising in 2002. In 2001, the Company’s expenditures for advertising and marketing activities totaled $1.8 million or 2.2% of net sales. In 2003, the Company will continue to utilize advertising media to promote its products, but expects to do so at a substantially reduced level of spending.

        The Company has a multifaceted marketing campaign for its Girbaud brand, which includes print advertisement, outdoor advertising, including billboards, point of sale materials and promotions, and celebrity wardrobing. As a first tier designer brand, Girbaud also presents international runway shows and appears in major trade shows. Recognizing that point of sale brand presentation and images are highly effective, the Company also provides an array of in-store signage, fixtures and product videos for its Girbaud products.

Product Sourcing

        General

        During 2002, the Company used both domestic and foreign contractors for the production of its products. Substantially all of the Company’s manufacturing and sourcing in 2002 was done by third parties through arrangements with independent contractors. Each of the Company’s independent contractors and independent buying agents has an agreement with the Company pursuant to which it performs manufacturing or purchasing services for the Company on a non-exclusive basis. The Company evaluates its contractors frequently and believes that there are a number of manufacturers capable of producing products that meet the Company’s quality standards. The Company represents all or a significant portion of many of its contractors’ production and has the ability to terminate its arrangements with any of its contractors at any time. A change in suppliers, however, could cause a delay in manufacturing and a possible loss of sales which could adversely affect operating results.

        Asia

        Virtually all of the Company’s sportswear products other than t-shirts are produced by approximately 15 different manufacturers in 6 countries in Asia. During 2002, three of the Company’s Asian contractors accounted for approximately 26%, 21% and 10% of the Company’s total unit production in 2002. The Company has well established relationships with many of its contractors, although it does not have written agreements with them. The Company retains independent buying agents in various countries in Asia to assist in selecting and overseeing independent manufacturers, sourcing fabric, trim and other materials and monitoring quotas. Independent buying agents also perform quality control functions on behalf of the Company, including inspecting materials and manufactured products prior to accepting delivery. The sourcing and merchandising staffs in the Company’s New York offices oversee Asian fabric and product development, apparel manufacturing, price negotiation and quality control, as well as the research and development of new Asian sources of supply. Asian production represented approximately 61% of the Company’s total unit production in 2002. Purchasing from Asian contractors requires the Company to estimate sales and issue purchase orders for inventory well in advance of receiving firm orders from its customers. A risk to the Company is that its estimates may differ from actual orders. If this happens, the Company may miss sales because it did not order enough, or it may have to sell excess inventory at reduced prices.

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

        United States and Mexico

        Until 2001, the Company utilized third party independent contractors in Mexico for production of slacks, jeans shorts and skirts. During 2001, Mexican production represented approximately 13% of the Company’s total production, however, the Company discontinued the use of these independent contractors in Mexico and has shifted this production to Asia.

        To take advantage of the shorter production time associated with t-shirt products, the Company purchases substantially all of its t-shirt blanks from suppliers in Mexico, warehousing sufficient quantities at a location managed by its Milford, Delaware warehouse facility. T-shirt blanks are sent to various independent contractors within the United States to be screen printed, embroidered or both, before being sent back as a finished product to fulfill orders. T-shirt production represented approximately 39% of the Company’s total unit production in 2002. During 2002, two of the Company’s domestic contractors accounted for approximately 19% and 16% of the Company’s total unit production in 2002.

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

Backlog and Seasonality

        The Company’s business is impacted by the general seasonal trends that are characteristic of the apparel and retail industries. In the Company’s segment of the apparel industry, sales are generally higher in the first and third quarters. The Company generally receives orders for its products three to five months prior to the time the products are delivered to the stores. As of December 31, 2002, the Company had unfilled orders of approximately $17 million, compared to approximately $24 million of such orders as of December 31, 2001. The Company expects to fill substantially all of these orders in 2003. The backlog of orders at any given time is affected by a number of factors, including seasonality, weather conditions, scheduling of manufacturing and shipment of products. All such orders are subject to cancellation for causes such as late delivery. Accordingly, a comparison of backlogs of orders from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments.

Licenses and Other Rights Agreements

        Beverly Hills Polo Club

        In the fall of 1993, the Company entered into license agreements for the use of the Beverly Hills Polo Club brand name on men’s sportswear in the United States and Puerto Rico. License rights were expanded to include Europe in 1996. However, the company decided not to renew those licenses and permitted them to expire on December 31, 2001.

        Girbaud

        In November 1997, the Company entered into an exclusive license agreement (the “Girbaud Men's Agreement”) with Girbaud Design, Inc. and its affiliate Wurzburg Holding S.A. (“Wurzburg”) to manufacture and market men’s jeanswear, casualwear and outerwear under the Girbaud brand and certain related trademarks (the “Girbaud Marks”) in all channels of distribution in the United States, including Puerto Rico and the U.S. Virgin Islands. In March 1998, the Girbaud Men's Agreement was amended and restated to include active influenced sportswear as a licensed product category and to name Latitude Licensing Corp. as the licensor (the “Licensor”). Also in March 1998, the Company entered into an exclusive license agreement (the “Girbaud Women’s Agreement” and, together with the Girbaud Men’s Agreement, the “Girbaud Agreements”) with the Licensor to manufacture and market women’s jeanswear, casualwear and outerwear, including active influenced sportswear, under the Girbaud Marks in all channels of distribution in the United States, including Puerto Rico and the U.S. Virgin Islands. The Girbaud Agreements include the right to manufacture the licensed products in a number of foreign countries, and both had initial terms of two years.

        Hugo Boss

        In October 1999, the Company, Ambra Inc. (“Ambra”) and Hugo Boss A.G. (“Hugo Boss”) entered into certain agreements including (i) a license agreement (the “BOSS License Agreement”) granting the Company rights to manufacture and sell apparel using the BOSS brand name and (ii) an agreement pursuant to which the Company issued to Ambra an aggregate of 3.3 million shares of Series A Convertible Preferred Stock, par value $.0001 per share, of the Company (the “Preferred Stock”) and 666,667 shares of the Company’s common stock.

        The BOSS License Agreement had an initial term through December 31, 2003 and carried minimum annual royalties of approximately $3.2 million in each of 2000 and 2001, $2.6 million in 2002 and $2.1 million in 2003.

        Except as set forth below, the Preferred Stock had all of the same preferences, rights and voting powers as the common stock. The Preferred Stock was not entitled to vote on any matters to be voted upon by the stockholders of the Company, except that the holders of the Preferred Stock were entitled to vote as a separate class, and the vote of a majority of the outstanding shares of Preferred Stock was required for the creation of an equity security senior to the Preferred Stock or the amendment of the certificate of incorporation or by-laws of the Company to the detriment of the holders of the Preferred Stock. The Preferred Stock had a liquidation preference of $1.00 per share plus any declared but unpaid dividends on the Preferred Stock. The Company could have redeemed, from March 15, 2001 to June 30, 2002, any or all of the Preferred Stock (i) at any time prior to July 1, 2002, at a redemption price of $1.00 per share (ii) at any time from July 1, 2002, through December 31, 2002, for the greater of $1.00 per share or an amount equal to the market value of the number of shares of common stock that the holder of the Preferred Stock would have held had the shares of Preferred Stock to be redeemed been converted into common stock immediately prior to such redemption. Upon the occurrence of an event of default under the $7.2 million note issued by the Company to Ambra in connection with the License Rights Termination Agreement, Ambra could have demanded a redemption of the Preferred Stock at a redemption price of $1.00 per share. The Preferred Stock was convertible by Ambra from January 1, 2003, through December 31, 2006, into (at Ambra’s election), (i) a promissory note of the Company at an amount equal to the number of shares of Preferred Stock converted multiplied by $1.00, carrying interest at a rate of 12% per annum and payable over a term of 21 months or (ii) common stock of the Company at a 1:1 conversion ratio. For financial reporting purposes, the Preferred Stock was considered redeemable Preferred Stock and was classified outside of stockholders’ equity.

        In March 2001, the Company, Ambra and Hugo Boss executed an agreement to terminate the Company’s rights under the BOSS License Agreement (the “License Rights Termination Agreement”). Pursuant to the License Rights Termination Agreement, (i) the Company issued to Ambra a subordinated secured promissory note (the “Note”) of the Company in the principal amount of $7.2 million, with principal and interest at an annual rate of 8% payable in twenty-four (24) quarterly installments in the amount of (a) $205,500 each through December 31, 2001, (b) $420,000 each from March 31, 2002 through September 30, 2006 and (c) $407,085 on December 31, 2006; (ii) the Company’s rights under the BOSS License Agreement (and the Company’s obligation to pay any royalties thereunder) were terminated; (iii) the Company agreed to sell or dispose of existing BOSS inventory by October 31, 2001; and (iv) the Preferred Stock became (a) redeemable by the Company until June 30, 2002 for $1.00 per share, (b) redeemable by the Company from July 1, 2002 through December 31, 2002 for the greater of $1.00 per share or an amount equal to the market value of the number of shares of common stock which the holder of the Preferred Stock would have held had the shares of Preferred Stock being redeemed been converted to common stock immediately prior to such redemption; (c) redeemable by Ambra at any time upon an event of default under the Note; and (d) convertible by Ambra from January 1, 2003 through December 31, 2006 into (at Ambra’s election): (x) a subordinated secured promissory note of the Company in the amount equal to the number of shares of Preferred Stock converted multiplied by $1.00, carrying an interest rate of 12% per annum and payable over a term of twenty-one (21) months or (y) common stock of the Company at a 1:1 conversion ratio. The Company also executed a security agreement in favor of Ambra and agreed to grant a mortgage or deed of trust on the Company’s real estate in Milford, Delaware and Baltimore, Maryland as security for the Company’s obligations under the Note.

        Ambra-Girbaud Transaction

        On May 6, 2002, Textile Investment International S.A. (“Textile”), an affiliate of the Licensor, acquired the Preferred Stock, the 666,667 shares of common stock and the Note from Ambra. Pursuant to the terms of a Framework Agreement (the “Framework Agreement”) entered into on May 14, 2002 by the Company, Textile, the Licensor and Wurzburg, the Company

•	amended the terms of the Preferred Stock so that the Preferred Stock became immediately convertible, but only into common stock of the Company. In November 2002, Textile converted all the Preferred Stock into 3.3 million shares of common stock of the Company,

8

•	granted Textile warrants to purchase 500,000 shares of the Company’s Common Stock for $0.75 per share,

•	entered into a Stockholders’ Agreement with Textile establishing certain terms and conditions regarding the acquisition and disposition of the Company’s securities as well as certain corporate governance matters, and

•	amended the Girbaud licensing agreements for men’s and women’s apparel to

•	add an additional option for the Company to extend the term by four additional years through 2011 and

•	provide for the payment to the Licensor of consulting fees of $125,000 per agreement for calendar year 2002, and $150,000 per agreement for each remaining calendar year under the term of each agreement (the “Consultants’ Fees”).

        As a result of those transactions, Textile and Wurzburg (which owns 500,000 shares of the Company’s common stock) own approximately 40% of the Company’s common stock and, as the Company’s largest stockholders, they may designate five of the nine nominees for election as directors of the Company.

        The Company’s business is dependent upon its use of the Girbaud brand names and images, which are in turn dependent upon the existence and continuation of certain licenses as described below.

        Girbaud Domestic Licenses

        Unless extended in accordance with the options added to the Girbaud Agreements pursuant to the Framework Agreement, the terms of the Girbaud Agreements will expire at the end of 2007. The Girbaud Agreements generally allow the Company to use the Girbaud Marks on apparel designed by or for the Company or based on designs and styles previously associated with the Girbaud brand, subject to quality control by the Licensor over the final designs of the products, marketing and advertising material and manufacturing premises. The Girbaud Agreements provide that they may be terminated by the Licensor upon the occurrence of certain events, including, but not limited to, a breach by the Company of certain obligations under the agreements that remain uncured following certain specified grace periods.

        Under the Girbaud Men’s Agreement as amended the Company is required to make royalty payments to the Licensor in an amount equal to 6.25% of the Company’s net sales of regular licensed merchandise and 3.0% in the case of certain irregular and closeout licensed merchandise. The Company is obligated to pay the greater of actual royalties earned or minimum guaranteed annual royalties of $3,000,000 through 2007. On a monthly basis during the term, the Company is obligated to pay 8.3% of the minimum guaranteed royalties for that year. On a quarterly basis during the term, the Company is required to pay the amount that the actual royalties exceed the total minimum guaranteed royalties for that quarter. The Company is required to spend the greater of an amount equal to 3% of Girbaud men’s net sales or $500,000 in advertising and related expenses promoting the men’s Girbaud brand products in each year through the term of the Girbaud men’s agreement.

        Under the Girbaud Women’s Agreement as amended, the Company is required to make royalty payments to the Licensor in an amount equal to 6.25% of net sales of regular licensed merchandise and 3.0% of certain irregular and closeout licensed merchandise. The Company is obligated to pay the greater of actual royalties earned or minimum guaranteed annual royalties of $1,500,000 through 2007. On a monthly basis during the term, the Company is obligated to pay 8.3% of the minimum guaranteed royalties for that year. On a yearly basis, the Company is required to pay the amount that the actual royalties exceed the total minimum guaranteed royalties for that year.

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

        The Girbaud Women’s Agreement initially required the Company to open a Girbaud flagship store for the sale of the Company’s Girbaud men’s and women’s lines and other Girbaud licensed merchandise in New York City by the end of 1998. In December 1998, the Girbaud Women’s Agreement was amended to defer this requirement for one year and to provide that the Company would spend an additional $1.8 million on enhanced sales and marketing in 1999. In August, 1999, the Company issued 500,000 shares of restricted common stock to the Licensor (which was subsequently transferred to Wurzburg) in connection with an amendment of the Girbaud Women’s Agreement to further defer the obligation to open a Girbaud retail store. Under the new agreement, if the Company had not signed a lease agreement for a Girbaud retail store by July 31, 2002, it would become obligated to pay the Licensor an additional $500,000 in royalties. During 2001, the Company decided not to sign a lease agreement for a Girbaud retail store and paid $175,000 of this royalty, the remainder of which was paid by July 31, 2002. The entire amount was expensed in the fourth quarter of 2001.

        In January 2000, the Company entered into a global sourcing agreement with G.I. Promotions, a Girbaud affiliate, to act as a non-exclusive sourcing agent to licensees of the Girbaud trademarks for the manufacture of Girbaud jeanswear and sportswear. The global sourcing agreement extended until December 31, 2003 and provided that the Company shall net a facilitation fee of 5.0% of the total FOB pricing for each order shipped to licensees under the agreement. Also in January 2000, the Company entered into a license agreement with Wurzburg. The license has a term of three years and provides that the Company shall pay Wurzburg a royalty of 1.0% of the total FOB pricing for each order shipped to a licensee under the global sourcing agreement. In August of 2002, the global sourcing agreement was terminated by the parties effective October 1, 2002.

        The Company is obligated to pay a minimum of $5.6 million during 2003 in the form of minimum royalty payments, advertising and promotional expenses pursuant to the Girbaud license agreements. In 2003, the Company expects that substantially all of its net sales will come from apparel associated with the Girbaud licenses.

        Western Glove Works

        In May 2000, the Company entered into an exclusive distribution agreement for Girbaud men’s and women’s jeanswear and sportswear products in Canada. The Company sold to Western Glove Works (“Distributor”) Girbaud products produced in North America at cost plus 12.0%, which was less than its normal profit margins on sales of comparable products to the Company’s retail customers. For products purchased by the Distributor from overseas, the Distributor paid a distributor’s fee equal to 6.75% of net sales to the Company. Under the agreement, the Distributor paid a royalty fee equal to 6.25% of net sales to the Company, which in turn, paid the royalty to the Licensor. The initial term of the agreement expired on December 31, 2001. Under the agreement, the Distributor was entitled to renew the agreement for six additional one-year terms. The Distributor renewed the agreement with the Company for an additional one-year term that expired on December 31, 2002. However, the Distributor did not renew the agreement with the Company for 2003. The minimum sales level for calendar year 2002 was $2,000,000 (Canadian Dollars), which resulted in a minimum distribution fee payable to the Company of $60,000 (Canadian Dollars). The minimum sales level for calendar year 2001 was $1,600,000 (Canadian Dollars), which resulted in a minimum distribution fee payable to the Company of $48,000 (Canadian Dollars).

Credit Control

        The Company manages its own credit and collection functions and has never used a factoring service or outside credit insurance. The Company sells to approximately 2,300 accounts throughout the United States and Puerto Rico. All of the functions necessary to service this large volume of accounts are handled by the Company’s in-house credit department in Baltimore, Maryland. The Company extends credit to its customers. Accordingly, the Company may have significant risk in collecting accounts receivable from its customers. The Company has credit policies and procedures which it uses to minimize exposure to credit losses. The Company currently employs three people in its credit department and believes that managing its own credit gives it unique flexibility as to which customers the Company should sell and how much business it should do with each. The Company obtains and periodically updates information regarding the financial condition and credit histories of customers. The Company’s collection personnel evaluate this information and, if appropriate, establish a line of credit. Credit personnel track payment activity for each customer using customized computer software and directly contact customers with receivable balances outstanding beyond 30 days. If these collection efforts are unsuccessful, the Company may discontinue merchandise shipments until the outstanding balance is paid. Ultimately, the Company may engage an outside collection organization to collect past due accounts. Timely contact with customers has been effective in reducing credit losses to an immaterial amount. In 2002 and 2001, the Company’s credit losses were $0.5 million and $1.0 million, respectively and the Company’s actual credit losses as a percentage of net sales were 0.8% and 1.2%, respectively.

Competition

        The apparel industry is highly competitive and fragmented and is subject to rapidly changing consumer demands and preferences. The Company believes that its continued success depends in large part upon its ability to anticipate, gauge and respond to changing consumer demands and fashion trends in a timely manner and upon the continued appeal to consumers of the Girbaud brand. The Company competes with numerous apparel brands and distributors (including Buffalo,Calvin Klein, Diesel, DKNY, Guess?, Nautica, Polo Jeans and Sean John). Many of the Company’s competitors have greater financial resources than the Company. Although the level and nature of competition differ among its product categories, the Company believes that it competes on the basis of its brand image, quality of design and value pricing. The Company continued to experience intense competition in 2002 from many established and new competitors at both the specialty store and department store channels of distribution. Under the Girbaud Agreements, certain third parties have retained the right to produce, distribute, advertise and sell, and to authorize others to produce, distribute, advertise and sell certain garments that are similar to some of the Company’s products. Any such production, distribution, advertisement or sale of such garments by such licensor or another authorized party could have a material adverse effect on the Company’s financial condition or results of operations.

Former International Operations

        In December, 2001, the Company sold I.C. Isaacs Europe, SL, its Spanish subsidiary (“Isaacs Europe”), to a management group of Isaacs Europe in exchange for repayment of $100,000 of intercompany debt and the assumption of liabilities. The Company recorded a net charge of $1.2 million in the fourth quarter of 2001 relating to the disposition of Isaacs Europe.

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

Employees

        As of March 28, 2003, the Company had approximately 100 full-time employees. The Company is not a party to any labor agreements, and none of its employees is represented by a labor union. The Company considers its relationship with its employees to be good and has not experienced any material interruption of its operations due to labor disputes.

        On February 3, 2003, Robert Arnot resigned as a director, Chief Executive Officer and President of the Company effective as of February 6, 2003. In connection with that resignation, Staffan Ahrenberg, a Director of the Company, became Chairman of the Board of Directors. The Company has also engaged the services of Robert Conologue as its Chief Operating and Chief Financial Officer, and of Sandra Finkelstein as Senior Vice President of Merchandising. Also in connection with this resignation, Daniel Gladstone, previously the President of the Girbaud Division and a Director of the Company, became the Acting Chief Executive Officer and was promoted as the President of the Company in March 2003.

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

The Company believes that its existing facilities are well maintained and in good operating condition. See “ITEM 1. Business—Warehousing and Distribution”. On June 6, 2002, subject to the Framework Agreement, the Company executed a security agreement in favor of Textile and agreed to grant a second mortgage or deed of trust on the Company’s real estate in Milford, Delaware and Baltimore, Maryland as security for the Company’s obligations under a note payable to Textile. See “Item 5. Market For The Company’s Common Equity And Related Stockholder Matters”.

ITEM 3.	LEGAL PROCEEDINGS

The Company is not presently a party to any litigation.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of 2002, there were no matters submitted to a vote of the Company’s stockholders. 12

PART II

ITEM 5.	MARKET FOR THE COMPANY’S COMMON EQUITY AND RELATEDSTOCKHOLDER MATTERS

        The market for the Company’s Common Stock is not an exchange but is the OTC Bulletin Board, an established quotation service regulated by the National Association of Securities Dealers. As of March 28, 2003, the Company had approximately 1,000 holders of record of the Company’s Common Stock.

        Prior to July 19, 2001, the Company’s Common Stock was traded on the Nasdaq National Market under the Symbol “ISAC.” On July 19, 2001, the Company’s securities were delisted from the NASDAQ National Market. Shares of the Company’s Common Stock are now traded on the OTC Bulletin Board under the ticker symbol “ISAC.OB”. The reported last sale price of the Common Stock on the OTC Bulletin Board on March 28, 2003 was $0.54. The following table sets forth for the periods indicated the high and low closing sale prices for the Common Stock reported by the Nasdaq National Market and the OTC Bulletin Board:

Quarter Ended	High		Low		High		Low
	2001				2002
March 31	$0.94	*	$0.44	*	$0.45	**	$0.32	**
June 30	$1.00	*	$0.28	*	$1.57	**	$0.37	**
September 30	$0.67	*	$0.25	**	$2.01	**	$1.15	**
December 31	$0.80	**	$0.25	**	$1.41	**	$0.56	**

*	Denotes closing sale price from the Nasdaq National Market.

**	Denotes closing sales price from the OTC Bulletin Board without dealer mark-ups, markdowns or commissions and may not be representative of the actual transaction.

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

        On May 15, 1997, the Board of Directors of the Company and the Company’s stockholders adopted the 1997 Omnibus Stock Plan (the “Plan”). The purpose of the Plan is to promote the long-term growth and profitability of the Company by providing key people with incentives to improve stockholder value and contribute to the growth and financial success of the Company, and by enabling the Company to attract, retain and reward the best-available persons for positions of substantial responsibility. The maximum number of shares of Common Stock that could be issued with respect to awards granted under the Plan was 500,000. The Company’s stockholders approved an increase in the shares of Common Stock that may be issued with respect to awards granted under the Plan to an aggregate of 1.1 million shares, at the 1999 annual meeting of stockholders and approved an additional increase to an aggregate of 1.6 million shares at the 2002 annual meeting of stockholders. The Plan is administered by the Compensation Committee of the Board of Directors. Participation in the Plan is open to all employees, officers, directors and consultants of the Company or any of its affiliates, as may be selected by the Compensation Committee from time to time. The Plan allows for stock options, stock appreciation rights, stock awards, phantom stock awards and performance awards to be granted. The Compensation Committee will determine the prices, vesting schedules, expiration dates and other material conditions upon which such awards may be exercised. Through December 31, 2002, the Company had granted stock options under the Plan exercisable upon vesting for an aggregate of 1,306,250 stock options. The weighted average exercise price of such options is $1.23 per share. Through December 31, 2002, none of those stock options had been exercised. The issuance of such stock options was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereunder. The Company previously filed a Registration Statement on Form S-8 (the “Form S-8”) to register shares of Common Stock issuable pursuant to awards granted under the Plan.

        In November 1999 and May 2000, the Company issued the Preferred Stock to Ambra. See “Business — Licenses and Other Rights Agreements — Boss.” On May 6, 2002, Textile acquired the 666,6667 shares of common stock and the Note from Ambra. In December 2002, Textile converted all the Preferred Stock into 3.3 million shares of Common Stock of the Company. See, “Business — Licenses and Other Rights Agreements — Ambra-Girbaud Transaction. In September 2002, the Company, pursuant to the terms of the Framework Agreement, granted Textile warrants to purchase 500,000 shares of the Company’s Common Stock for $0.75 per share. The warrants were valued using the Black-Scholes option-pricing model and recorded as a preferred stock dividend at the time of issuance.

ITEM 6.	SELECTED FINANCIAL DATA

        The selected financial data set forth below have been derived from the consolidated financial statements of the Company and the related notes thereto. The statement of operations data for the years ended December 31, 2000, 2001 and 2002 and the balance sheet data as of December 31, 2001 and 2002 are derived from the consolidated financial statements of the Company which have been audited by BDO Seidman, LLP, independent certified public accountants, included elsewhere herein. The statement of operations data for the years ended December 31, 1998 and 1999 and the balance sheet data as of December 31, 1998, 1999 and 2000 are derived from the consolidated financial statements of the Company, which have been audited but are not contained herein. The following selected financial data should be read in conjunction with the Company’s consolidated financial statements and the related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included elsewhere herein.

	Year Ended December 31,
	1998	1999	2000	2001	2002
Statement of Income Data:	(in thousands except per share data)

Net sales	$ 112,598	$ 83,463	$ 95,861	$ 82,312	$ 65,798
Cost of sales	89,595	60,956	67,031	55,108	41,776

Gross profit	23,003	22,507	28,830	27,204	24,022
Selling expenses	16,734	12,330	14,464	12,369	13,763
License fees	5,854	6,977	8,343	5,211	5,018
Distribution and shipping expenses	3,800	2,790	3,192	2,976	2,393
General and administrative expenses	9,576	7,754	7,229	6,648	6,715
Termination of license agreement	—	—	8,068	—	—
Provision for severance	526	750	385	726	400
Impairment of intangibles	—	—	743	—	—

Operating loss	(13,487)	(8,094)	(13,594)	(726)	(4,267)
Interest, net	1,455	1,624	1,337	1,307	657
Other income (expense)	373	353	139	(149)	(39)

Loss from continuing operations before
income taxes	(14,566)	(9,365)	(14,792)	(2,182)	(4,963)
Income tax (provision)/benefit	(1,351)	(110)	48	—	—

Loss from continuing operations	(15,917)	(9,475)	(14,744)	(2,182)	(4,963)

Loss from operations of discontinued subsidiary	(876)	(737)	(503)	(1,310)	—
Loss from sale of discontinued subsidiary	—	—	—	(1,182)	—

Loss from discontinued operations	(876)	(737)	(503)	(2,492)	—

Net loss	(16,793)	(10,212)	(15,247)	(4,674)	(4,963)

Preferred stock deemed dividend	—	—	—	—	(596)

Net loss attributable to common stockholders	$(16,793)	$(10,212)	$(15,247)	$(4,674)	$(5,559)

Basic and diluted loss per share from continuing operations	$ (2.04)	$ (1.37)	$ (1.93)	$ (0.28)	$ (0.61)

Basic and diluted loss per share from discontinued operations	(0.11)	(0.10)	(0.07)	(0.32)	—

Preferred stock deemed dividend	—	—	—	—	(0.07)

Basic and diluted net loss per share	$ (2.15)	$ (1.47)	$ (2.00)	$ (0.60)	$ (0.68)

Weighted average common shares outstanding	7,810	6,935	7,639	7,854	8,160

	As of December 31,
	1998	1999	2000	2001	2002
Balance Sheet Data:
Working capital	$31,577	$22,610	$16,777	$11,154	$ 6,154
Total assets	59,046	40,435	36,430	22,333	22,448
Total debt	13,848	3,651	14,813	6,841	11,588
Redeemable preferred stock	—	2,000	3,300	3,300	—
Stockholders’ equity	37,313	27,751	13,503	8,816	7,242

15

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

        In the late 1980‘s, management made a decision to change the Company’s marketing focus from a manufacturing-driven to a brand-driven strategy. This fundamental shift within the Company reflected senior management’s belief that the American sportswear market would be dominated by recognized brands with clearly established images. Management also concluded that increasing market share would go to those companies that were market-driven and able to service their customers with diversified manufacturing and sourcing capabilities.

        By the end of the 1990‘s, the Company had completed its strategic repositioning from a manufacturing-driven company to a marketing and brand-driven company. Through a strategy of providing fashionable, branded merchandise, the Company has become a fashion influence for youthful and contemporary consumers who purchase jeanswear and sportswear through specialty and department stores.

        Over the past several years, the Company has shifted its focus from various brands to the Girbaud brand exclusively. In 2000, the Company terminated its license for use of the BOSS brand, and it did not renew its Beverly Hills Polo Club licensing agreements in the United States and Puerto Rico when those licenses expired on December 31, 2001. During 2002, the Company focused all of its resources on the Girbaud men’s and women’s lines. The Company’s brand-driven market strategy has been evidenced by the increase of licensed, branded apparel as a percentage of the Company’s net sales. In 2002, all of the Companies net sales were from the Girbaud brand. This compares to 84.9%, 8.6% and 2.4% of net sales for the Girbaud, Beverly Hills Polo Club and BOSS brands in 2001, respectively and to 69.6%, 13.4% and 11.3% in 2000 respectively. The Company expects that licensed branded sportswear will determine its product offerings. Concurrent with this strategy, the Company shifted its product mix from predominately bottoms to a full array of sportswear, including tops and outerwear.

Significant Accounting Policies and Estimates

        The Company’s significant accounting policies are more fully described in its Summary of Accounting Policies to the Company’s consolidated financial statements. The preparation of financial statements in conformity with accounting principles generally accepted within the United States requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying financial statements and related notes. In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. The Company does not believe there is a great likelihood that materially different amounts would be reported related to the accounting policies described below; however, application of these accounting policies involves the exercise of judgments and the use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.

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

Results of Operations

	Year Ended December 31,
	2000	2001	2002
Net sales	100.0%	100.0%	100.0%
Cost of sales	69.9%	67.0%	63.5%

Gross profit	30.1%	33.0%	36.5%

Selling expenses	15.1%	15.0%	21.0%
License fees	8.7%	6.3%	7.6%
Distribution and shipping expenses	3.3%	3.6%	3.6%
General and administrative expenses	7.5%	8.1%	10.2%
Termination of licensing agreement	8.4%	—	—
Provision for severance	0.4%	0.9%	0.6%
Impairment of intangibles	0.8%	—	—

Operating loss	(14.1%)	(0.9%)	(6.5%)

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Net Sales.

        Net sales decreased 20.0% to $65.8 million in 2002 from $82.3 million in 2001. The Company believes that the decrease was primarily due to the discontinuance of the BOSS, Beverly Hills Polo Club and Company-owned and private label brands, net sales of which represented $12.4 million in 2001, the sluggish retail environment and a weaker than anticipated consumer response to the Girbaud fall product offering. Net sales of Girbaud men’s sportswear decreased $1.7 million or 2.9% to $56.2 million. Net sales of Girbaud women’s sportswear decreased $2.5 million or 20.7% to $9.6 million. The Company is positioning the women’s Girbaud collection as two separate collections, one for streetwear and the other as a contemporary line. While this positioning has had a negative impact on 2002 sales, the Company believes this repositioning will improve future growth of the line.

Gross Profit.

        Gross profit decreased 11.8% to $24.0 million in 2002 from $27.2 million in 2001. Gross profit as a percentage of net sales increased to 36.5% from 33.0% over the same period. The increase in gross profit as a percentage of net sales was primarily due to the sales of Girbaud jeanswear and sportswear at higher margins in 2002 compared to 2001 net sales that included sales of the discontinued product lines of BOSS and Beverly Hills Polo Club sportswear. In an effort to decrease the inventory level and to generate cash for first quarter working capital needs, the Company generated significant sales early in 2003 to a mass retailer at gross profit margins significantly below the margins on goods that are sold to department and specialty stores. To properly reflect inventory at its net realizable value, the Company had an inventory writedown of $1.8 million at December 31, 2002, compared to an inventory writedown of $0.3 million at December 31, 2001, which adversely affected the overall gross margin in 2002. To help identify inventory shortages as well as excess inventory, the Company monitors inventory levels by product category on a weekly basis. Personnel look at recent sales data and order backlog to help identify slow moving inventory items. Further, sales managers continually discuss product turnover and sales forecasts with sales personnel to aid in identifying product shortages and overages. Based on the information available, the Company believes the inventory writedowns were appropriate at December 31, 2002 and 2001, respectively.

Selling, Distribution, General and Administrative Expenses.

        Selling, distribution, general and administrative (“SG&A”) expenses increased 2.6% to $23.3 million in 2002 from $22.7 million in 2001. As a percentage of net sales, SG&A expenses increased to 35.4% from 27.6% over the same period due to reduced net sales levels, higher selling expenses and general and administrative expenses offset by lower distribution and shipping expenses. Selling expenses increased 11.3% to $13.8 million from $12.4 million due to an increases in consulting fees associated with the Framework Agreement, sample purchases and merchandise allowances for chargebacks offset by a decrease in commission expense associated with reduced net sales levels. Distribution and shipping expenses decreased 20.0% to $2.4 million in 2002 from $3.0 million in 2001 due to decreased personnel at the Company’s distribution facility to correspond with the decrease in merchandise shipments as a result of decreased sales. General and administrative expenses increased 1.5% to $6.7 million in 2002 from $6.6 million in 2001 due to increases in professional, consulting and other fees associated with the Framework Agreement offset by a decrease in salaries and bad debt expense. The provision for severance decreased 42.9% in 2002 to $0.4 million from $0.7 million in 2001.

License Fees.

License fees decreased 3.8% to $5.0 million in 2002 from $5.2 million in 2001. As a percentage of net sales, license fees increased to 7.6% from 6.3%. The increase in license fees as a percentage of net sales is primarily due to the decrease in net sales levels of the women’s Girbaud line without a corresponding decrease in minimum guaranteed annual royalties of $1,500,000 in 2002. The Company is obligated to pay the greater of actual royalties earned on net sales of the women’s Girbaud product offering or minimum guaranteed annual royalties of $1,500,000 through 2007. In February 2003, Latitude and the Company agreed to reduce the 2003 minimum guaranteed royalty payments by $450,000. See Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Credit Facilities.

Operating Loss.

        Operating loss increased to $4.3 million in 2002 from $0.7 million in 2001. This deterioration is due to a decrease in net sales and the related gross profit coupled with an increase in certain operating expenses.

Interest Expense.

        Interest expense decreased 46.2% to $0.7 million in 2002 from $1.3 million in 2001 as a result of lower borrowings on the revolving line of credit during the first half of 2002. Interest income earned in 2002 and 2001 was insignificant.

Income Taxes.

        The Company has estimated its annual effective tax rate at 0% based on its estimate of pre-tax loss for 2002. As of December 31, 2002, the Company has net operating loss carryforwards of approximately $45.2 million, which begin to expire in 2013, for income tax reporting purposes for which no income tax benefit has been recorded due to the uncertainty over the level of future taxable income.

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

Selling, Distribution, General and Administrative Expenses.

        Selling, distribution, general and administrative (“SG&A”) expenses decreased 10.3% to $22.7 million in 2001 from $25.3 million in 2000. As a percentage of net sales, SG&A expenses increased to 27.5% from 26.4% over the same period. The increase in SG&A as a percentage of net sales in a period of decreasing expenses was due to the decrease in net sales. Selling expenses decreased 14.5% to $12.4 million from $14.5 million due to decreased commissions to the Company’s salespersons. Distribution and shipping expenses decreased to $3.0 million in 2001 from $3.2 million in 2000 due to decreased personnel at the Company’s distribution facility to correspond with the decrease in merchandise shipments. General and administrative expenses decreased 8.3% to $6.6 million in 2001 from 7.2 million in 2000. The decrease is attributable primarily to lower amortization expense resulting from the write-off of goodwill and deferred royalty expense in the fourth quarter of 2000. The provision for severance increased 75% in 2001 to $0.7 million from $0.4 million in 2000. The Company recorded an impairment of intangibles for $0.7 million in 2000 related to the goodwill associated with the Company-owned women’s private label line.

License Fees.

        License fees decreased 37.3% to $5.2 million in 2001 from $8.3 million in 2000. As a percentage of net sales, license fees decreased to 6.3% from 8.7%. The decrease in license fees as a percentage of net sales is primarily due to the elimination of the minimum royalties under the BOSS License Agreement, which had been in effect for all of 2000.

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

Liquidity and Capital Resources

        The Company has relied primarily on asset based borrowings, trade credit and internally generated funds to finance its operations. The Company’s working capital decreased significantly during 2002 compared to 2001. During 2002, the Company reduced its accounts receivable $1.0 million while inventory increased $1.3 during this same period. As of December 31, 2002, the Company had cash, including temporary investments, of $0.6 million and working capital of $6.2 million compared to $0.8 million and $11.2 million, respectively, as of December 31, 2001. A decrease in demand for the Company’s products could have a material adverse effect on the Company’s working capital.

Operating Cash Flow.

        Cash used in operations totaled $5.0 million in 2002 compared to cash provided by operations of $8.6 million in 2001. Negative operating cash flow in 2002 is due primarily to the net loss and the increase in inventory. Cash used in investing activities during 2002 was insignificant, totaling $0.1 million. Cash provided by financing activities totaled $4.9 million in 2002 resulting primarily from increased borrowing on the revolving line of credit and an increase in checks issued against future deposits.

        Inventories increased $1.4 million from December 31, 2001 to December 31, 2002, compared to a decrease of $8.7 million from December 31, 2000 to December 31, 2001. The increase in 2002 was the result of purchasing inventory for sales that did not materialize in the fall of 2002, which was a result of the sluggish retail environment and a weaker than anticipated consumer response to the Girbaud fall product offering. The decrease in 2001 was the result of a $2.3 million reduction in inventory of discontinued lines related to a decrease in quantities purchased to meet sales levels, a decrease of $3.3 million in Girbaud inventory, and a decrease of raw material inventory as the Company completed the move from being a manufacturer to a marketer of apparel. To properly reflect unsold inventory at its net realizable value, the Company had an inventory valuation allowance of $1.8 million at December 31, 2002, compared to $0.3 million at December 31, 2001.

Credit Facilities

        The Company has an asset-based revolving line of credit (the “Credit Agreement”) with Congress Financial Corporation (“Congress”). In December 2002, the Credit Agreement was amended to extend the term through December 31, 2004. The amended Credit Agreement provides that the Company may borrow up to 80.0% of net eligible accounts receivable and a portion of inventory, as defined in the Credit Agreement. Borrowings under the Credit Agreement may not exceed $20.0 million including outstanding letters of credit which are limited to $6.0 million from May 1 to September 30 of each year and $4.0 million for the remainder of each year, and bear interest at the lender’s prime rate of interest plus 1.0% (effectively 5.25.% at December 31, 2002). Outstanding letters of credit approximated $1.9 million at December 31, 2002. In connection with the amended Credit Agreement in December 2002, the Company agreed to pay Congress a financing fee of $250,000, one half of which was paid at the time of closing and the other half (which was originally scheduled to be paid in May 2003), was paid by the Company in February 2003. This financing fee will be amortized over 24 months beginning January 2003. Under the terms of the Credit Agreement, and as further amended in March 2002 and again in December 2002, the Company is required to maintain minimum levels of working capital and tangible net worth. The Company was in violation of the working capital and the net worth covenants at December 31, 2002. In March 2003, the Credit Agreement was further amended to waive the December 2002 covenant violations and to change the interest rate to Congress’ prime rate plus 2.0%. The Company has agreed to pay $75,000 in connection with this amendment. In connection with the Company’s efforts to obtain that waiver, and to comply with its covenants, the Licensor and the Company agreed, in February 2003 to:

•	defer the December 2002 and January 2003 royalty payments of $250,000 each under the Girbaud Men’s Agreement to October and November 2003 respectively;

•	defer the December 2002 royalty payment of $125,000 under the Girbaud Women’s Agreement to October 2003;

•	reduce the 2003 minimum guaranteed annual royalty payments by $450,000 to $1,050,000 by paying $25,000 in each of the months of April and May, 2003; $125,000 in each of the months of June, July, August, September, October and December, 2003; and $250,000 in November, 2003;

•	defer payment of approximately $94,000 of Consultants’ Fees which became due in December 2002 under the Girbaud Men’s and Women’s Agreements and pay $30,000 of that amount in February 2003 and the balance in August 2003; and

•	reduce the Consultants’ Fees payable in 2003 from $300,000 to $100,000 and waive payment of approximately $97,000 that the Company owed for samples provided by Girbaud.

        There can be no assurances that the Company will not be in violation of the Credit Agreement covenants during the remainder of 2003 or thereafter.

        The Company extends credit to its customers. Accordingly, the Company may have significant risk in collecting accounts receivable from its customers. The Company has credit policies and procedures which it uses to minimize exposure to credit losses. The Company’s collection personnel regularly contact customers with receivable balances outstanding beyond 30 days to expedite collection. If these collection efforts are unsuccessful, the Company may discontinue merchandise shipments until the outstanding balance is paid. Ultimately, the Company may engage an outside collection organization to collect past due accounts. Timely contact with customers has been effective in reducing credit losses. In 2002 and 2001, the Company’s credit losses were $0.5 million and $1.0 million, respectively and the Company’s actual credit losses as a percentage of net sales were 0.8% and 1.2%, respectively.

The Company has the following contractual obligations and commercial commitments as of December 31, 2002:

Schedule of contractual obligations:

	Payments Due By Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Revolving line of credit	$ 5,030,453	$ 5,030,453	$ —	$ —	$ —
Financing fee	125,000	125,000	—	—	—
Long term debt	6,557,908	767,372	2,598,808	3,191,728	—
Operating leases	557,437	475,966	46,052	35,419	—
Girbaud license obligations *	22,050,000	4,050,000	9,000,000	9,000,000	—
Consulting obligations *	1,300,000	100,000	600,000	600,000	—

Total contractual cash obligations	$ 35,620,798	$ 10,548,791	$ 12,244,860	$ 12,827,147	$ —

(*)	Adjusted to account for the deferrals, reductions and waivers of the Consultants’ Fees, royalty and other payment obligations mentioned above

Schedule of commercial commitments:

Amount of Commitment Expiration Per Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Line of credit ** (including	$ 20,000,000	$ 20,000,000	$ —	$ —	$ —
letters of credit)

Total commercial commitments	$ 20,000,000	$ 20,000,000	$ —	$ —	$ —

(**)	At December 31, 2002, the Company had $5.0 million of borrowings under its revolving line of credit and outstanding letters of credit of approximately $1.9 million under the Credit Agreement.

        The Company believes that current levels of cash and cash equivalents ($0.6 million at December 31, 2002) together with cash from operations and funds available under its Agreement, will be sufficient to meet its capital requirements for the next 12 months.

Backlog and Seasonality

        The Company’s business is impacted by the general seasonal trends that are characteristic of the apparel and retail industries. In the Company’s segment of the apparel industry, sales are generally higher in the first and third quarters. Historically, the Company has taken greater markdowns in the second and fourth quarters. The Company generally receives orders for its products three to five months prior to the time the products are delivered to stores. As of December 31, 2002, the Company had unfilled orders of approximately $17 million, compared to $24 million of such orders as of December 31, 2001. The backlog of orders at any given time is affected by a number of factors, including seasonality, weather conditions, scheduling of manufacturing and shipment of products. As the time of the shipment of products may vary from year to year, the results for any particular quarter may not be indicative of the results for the full year. All such orders are subject to cancellation such as late delivery.

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

Recent Accounting Pronouncements

        In April 2002, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No.145, Rescission of SFAS Nos. 4, 44 and 64, Amendment of SFAS No. 13 and Technical Corrections. SFAS No. 4 required all gains and losses from the extinguishment of debt to be reported as extraordinary items and SFAS No. 64 related to the same matter. SFAS No. 145 requires gains and losses from certain debt extinguishment not to be reported as extraordinary items when the use of debt extinguishment is part of a risk management strategy. SFAS No. 44 was issued to establish transitional requirement for motor carriers. Those transitions are completed; therefore SFAS No. 145 rescinds SFAS No. 44. SFAS No. 145 also amends SFAS No. 13 requiring sale-leaseback accounting for certain lease modifications. SFAS No.145 is effective for fiscal years beginning after May 15, 2002. The provisions relating to sale-leaseback accounting are effective for transactions after May 15, 2002. The adoption of SFAS No. 145 is not expected to have a material impact on the Company’s financial position or results of operations.

        In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination cost and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. Previous accounting guidance provided by EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” is replaced by this Statement. Statement 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Management does not anticipate that the adoption of this Statement will have a significant effect on the Company’s financial statements.

        In December 2002, the FASB issued SFAS No. 148 “Accounting for Stock-Based Compensation-Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123 “Accounting for Stock-Based Compensation.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based compensation and requires pro forma disclosures of the effect on net income and earnings per share had the fair value method been used to be included in annual and interim reports and disclosure of the effect of the transition method used if the accounting method was changed, among other things. SFAS No. 148 is effective for annual reports of fiscal years beginning after December 15, 2002 and interim reports beginning after December 15, 2002. The Company plans to continue using the intrinsic value method of accounting for stock-based compensation and therefore the new rule will have no effect on the Company’s financial condition or results of operations. The Company adopted the new standard related to disclosure effective December 15, 2002.

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

The consolidated financial statements of the Company and the report of independent certified public accountants thereon are set forth on pages 35 through 55 hereof.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None. 24

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

        The information appearing in the Company’s Definitive Proxy Statement prepared in connection with the 2002 Annual Meeting of Stockholders to be held on June 11, 2003 (the “Proxy Statement”) under the captions “Proposal 1: Election of Three Class II Directors”, “Principal Executive Officers of the Company Who Are Not Also Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” are incorporated herein by reference. The Proxy Statement will be filed not later than 120 days after the end of the fiscal year covered by this annual report on Form 10-K.

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

ITEM 14.	CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed

•	to ensure that information required to be disclosed in the Company’s Exchange Act reports

•	is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms,

•	is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

•	with the objective of providing reasonable assurance that

•	the Company’s transactions are properly authorized;

•	the Company’s assets are safeguarded against unauthorized or improper use; and

•	the Company’s transactions are properly recorded and reported, all to permit the preparation of the Company’s financial statements in conformity with generally accepted accounting principles.

        In designing and evaluating the Company’s disclosure controls and procedures, the Company’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and that management must apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

        Within 90 days prior to the date of this report, the Company conducted an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Among other matters, the Company sought in the Company’s evaluation to determine whether there were any significant deficiencies or material weaknesses in the Company’s disclosure controls and procedures, or whether the Company had identified any acts of fraud involving personnel who have a significant role in the implementation of those controls and procedures.

        Based upon that evaluation, the Company’s CEO and CFO have concluded that, subject to the limitations described above, the Company’s disclosure controls and procedures are effective to ensure that material information relating to the Company and its consolidated subsidiary is made known to management, including the CEO and CFO, particularly during the period when the Company’s periodic reports are being prepared, and that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that the Company’s financial statements are fairly presented in conformity with generally accepted accounting principles.

        There have been no significant changes in the Company’s disclosure controls and procedures or in other factors that could significantly affect them subsequent to the date when the Company completed the Company’s evaluation.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

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

(a)3. Exhibits (numbered in accordance with Item 601 of Regulation S-K). The following is a list of Exhibits filed herewith:

3.05	Second Certificate of Amendment to Certificate of Designation, Number, Voting Powers, Preferences and Rights of the Series of Preferred stock of the Company Designated as Series A Convertible Preferred Stock (a copy of which was filed with the Commission on November 14, 2002 as Exhibit 3.05 to the Company’s Quarterly Report on Form 10-Q, and is hereby incorporated herein by this reference).

4.02	Warrant No. 1 issued by the Company to Investment International S.A. (“Textile”) for the purchase of 300,000 shares of Common Stock (a copy of which was filed with the Commission on November 14, 2002 as Exhibit 4.02 to the Company’s Quarterly Report on Form 10-Q, and is hereby incorporated herein by this reference).

4.03	Warrant No. 2 issued by the Issuer to Textile for the purchase of 200,000 shares of Common Stock (a copy of which was filed with the Commission on November 14, 2002 as Exhibit 4.03 to the Company’s Quarterly Report on Form 10-Q, and is hereby incorporated herein by this reference).

10.96	Framework Agreement dated as of May 14, 2002 between the Company, I.C. Isaacs &Company L.P., Textile, Latitude Licensing Corp. (“Latitude”), and Wurzburg S.A. (“Wurzburg”) (a copy of which was filed with the Commission on May 21, 2002 as Exhibit 10.96 to the Company’s Current Report on Form 8-K, and is hereby incorporated herein by this reference).

10.97	Voting Agreement dated as of May 14, 2002 by and among the Company, Textile, Wurzburg and certain stockholders of the Company (a copy of which was filed with the Commission on May 21, 2002 as Exhibit 10.97 to the Company’s Current Report on Form 8-K, and is hereby incorporated herein by this reference).

10.101	The Stockholders’ Agreement dated as of October 3, 2002 by and among the Issuer, Würzburg and Textile (a copy of which was filed with the Commission on November 14, 2002 as Exhibit 10.101 to the Company’s Quarterly Report on Form 10-Q, and is hereby incorporated herein by this reference).

10.102	Amendment No. 4 dated October 2, 2002 to the Trademark License and Technical Assistance Agreement dated January 15, 2002 by and between Latitude Licensing Corp. and I.C. Isaacs & Company, L.P. (a copy of which was filed with the Commission on November 14, 2002 as Exhibit 10.102 to the Company’s Quarterly Report on Form 10-Q, and is hereby incorporated herein by this reference).

10.103	Amendment No. 6 dated October 2, 2002 to the Trademark License and Technical Assistance Agreement for Women’s Collections dated October 2, 2002 by and between Latitude Licensing Corp. and I.C. Isaacs & Company, L.P. (a copy of which was filed with the Commission on November 14, 2002 as Exhibit 10.103 to the Company’s Quarterly Report on Form 10-Q, and is hereby incorporated herein by this reference).

10.104	Global Sourcing Arrangement Termination Agreement dated October 1, 2002 by and between G.I. Promotion and I.C. Isaacs & Company, L.P. (a copy of which was filed with the Commission on November 14, 2002 as Exhibit 10.104 to the Company’s Quarterly Report on Form 10-Q, and is hereby incorporated herein by this reference).

10.105	Twenty-Fifth Amendment to Credit Agreement between the Company, I.C. Isaacs &Company, L.P. and Congress Financial Corporation dated November 8, 2002 (a copy of which was filed with the Commission on November 14, 2002 as Exhibit 10.105 to the Company’s Quarterly Report on Form 10-Q, and is hereby incorporated herein by this reference).

10.106	Separation Agreement and General Release dated January 24, 2003 between Robert J. Arnot, the Company and I.C. Isaacs & Company L.P. (a copy of which was filed with the Commission on February 5, 2003 as Exhibit 10.106 to the Company’s Current Report on Form 8-K, and is hereby incorporated herein by this reference)

10.107	Code of Ethics and Business Conduct

10.108	Amended and Restated Loan and Security Agreement dated December 20, 2002 by and between I.C. Isaacs & Company, L.P., and Congress Financial Corporation.

10.109	Amendment No. 1 and Waiver to Amended and Restated Loan and Security Agreement by and between I.C. Isaacs & Company, L.P., and Congress Financial Corporation.

10.110	Amendment no. 7, dated March 31, 2003 to the Trademark License and Technical Assistance Agreement for Women's Collections between Latitude Licensing Corp. and I.C. Isaacs & Company L.P.

10.111	Amendment no. 5 dated March 31, 2003 to the Trademark License and Technical Assistance Agreement dated the 1st day of November 1997 by and between Latitude Licensing Corp. and I.C. Isaacs & Company L.P.

23.01	Consent of BDO Seidman, LLP

99.01	Certification Pursuant to Section 1350 of chapter 63 of title 18 of the United States Code

(b) Reports on Form 8-K:

On February 5, 2003, the Company filed a Current Report on Form 8-K to announce that on February 3, 2003, Mr. Robert J. Arnot resigned as a director, Chief Executive Officer and President of the Company effective as of February 6, 2003.

28

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

I.C. ISAACS & COMPANY, INC. (REGISTRANT) By:________/s/_Daniel Gladstone_________ Daniel Gladstone Acting Chief Executive Officer Date: April 4, 2003

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

________________________/s/_Daniel Gladstone__________	Acting Chief Executive Officer, President and Director	April 4, 2003
Daniel Gladstone	(Principal Executive Officer)

_______________________/s/_Robert Conologue__________	Chief Operating and Chief Financial Officer (Principal	April 4, 2003
Robert Conologue	Financial and Accounting Officer)

______________________/s/_Staffan Ahrenberg___________	Director (Chairman of the Board)	April 4, 2003
Staffan Ahrenberg

________________________/s/ Olivier Bachellerie_________	Director	April 4, 2003
Olivier Bachellerie

___________________________/s/ Rene Faltz____________	Director	April 4, 2003
Rene Faltz

__________________________/s/_Neal J. Fox____________	Director	April 4, 2003
Neal J. Fox

__________________________/s/ Jon Hechler____________	Director	April 4, 2003
Jon Hechler

________________________/s/_Roland Loubet____________	Director	April 4, 2003
Roland Loubet

_________________________/s/ Robert S. Stec____________	Director	April 4, 2003
Robert S. Stec

29

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 I, Daniel Gladstone, certify that:

1.	I have reviewed this annual report on Form 10-K of I.C. Isaacs & Company, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: April 4, 2003 /s/_Daniel Gladstone Daniel Gladstone, Acting CEO 30

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Continued) I, Robert Conologue, certify that:

1.	I have reviewed this annual report on Form 10-K of I.C. Isaacs & Company, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: April 4, 2003 /s/_Robert Conologue Robert Conologue, COO and CFO 31

Report of Independent Certified Public Accountants
on Financial Statement Schedules

I.C. Isaacs & Company, Inc.

        The audits referred to in our report to I.C. Isaacs & Company, Inc. dated February 28, 2003, which is contained in Item 8 of this Form 10-K, include the audit of the financial statement schedule listed in the accompanying index for each of the three years in the period ended December 31, 2002. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

        In our opinion, such schedule presents fairly, in all material respects, the information set forth therein.

BDO SEIDMAN, LLP

Bethesda, Maryland
February 28, 2003

SCHEDULE II I. C. Isaacs & Company, Inc. Valuation and Qualifying Accounts

Description	Balance Beginning of the Year	Charged to Costs and Expenses	Deduction		Balance at End of Year

Year Ended December 31, 2000
Allowance for doubtful accounts	$725,000	$ 837,000	$ (932,000)		$ 630,000
Reserve for sales returns and discounts	153,000	6,005,000	(5,928,000)		230,000
Year Ended December 31, 2001
Allowance for doubtful accounts	630,000	880,000	(1,110,000	) (1)	400,000
Reserve for sales returns and discounts	230,000	4,803,000	(4,835,000)		198,000
Year Ended December 31, 2002
Allowance for doubtful accounts	400,000	315,000	(470,000)		245,000
Reserve for sales returns and discounts	198,000	3,672,000	(3,744,000)		126,000

(1)	This amount includes a $90,000 reduction in the allowance for doubtful accounts due to the sale of the common stock of Isaacs Europe in the fourth quarter of 2001.

33

Report of Independent Certified Public Accountants

To the Board of Directors and Stockholders
I.C. Isaacs & Company, Inc.
Baltimore, Maryland

        We have audited the accompanying consolidated balance sheets of I.C. Isaacs & Company, Inc. and subsidiaries as of December 31, 2001 and 2002 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of I.C. Isaacs & Company, Inc. and subsidiaries at December 31, 2001 and 2002 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

BDO SEIDMAN, LLP

Bethesda, Maryland
February 28, 2003

I.C. Isaacs & Company, Inc. Consolidated Balance Sheets

	December 31,
	2001	2002
Assets
Current
Cash, including temporary investments of $170,000 and $82,000	$ 826,812	$ 600,997
Accounts receivable, less allowance for doubtful
accounts of $400,000 and $245,000 (Note 3)	9,337,333	8,318,693
Inventories (Notes 1 and 3)	5,070,802	6,443,574
Prepaid expenses and other	423,062	206,933
Refundable income taxes	31,192	—

Total current assets	15,689,201	15,570,197
Property, plant and equipment, at cost, less accumulated depreciation and
amortization (Notes 2)	2,521,696	1,780,871
Trademark and licenses, less accumulated amortization of $965,818 and
$1,295,122 (Note 9)	384,182	54,878
Other assets (Note 10)	3,737,804	5,042,204

	$ 22,332,883	$ 22,448,150

Liabilities and Stockholders’ Equity
Current
Checks issued against future deposits	$ 348,856	$ 626,082
Current maturities of revolving line of credit (Note 3)	—	5,030,453
Current maturities of long-term debt (Note 3)	1,160,134	767,372
Accounts payable	1,090,453	907,520
Accrued expenses and other current liabilities (Note 4)	1,936,150	2,084,449

Total current liabilities	4,535,593	9,415,876

Long-term debt (Note 3)	5,680,953	5,790,536

Redeemable preferred stock (Notes 6 and 9)	3,300,000	—

Commitments and contingencies (Notes 3, 9 and 10)

Stockholders’ Equity (Notes 6, 7 and 9)
Preferred stock; $.0001 par value; 5,000,000 shares authorized, none
outstanding	—	—
Common stock; $.0001 par value; 50,000,000 shares authorized; 9,011,366 and
12,311,366 shares issued; 7,834,657 and 11,134,657 shares outstanding	901	1,231
Additional paid-in capital	39,674,931	43,658,853
Accumulated deficit	(28,536,624)	(34,095,475)
Treasury stock, at cost (1,176,709 shares)	(2,322,871)	(2,322,871)

Total stockholders’ equity	8,816,337	7,241,738

	$ 22,332,883	$ 22,448,150

See accompanying summary of accounting policies and notes to consolidated financial statements. 35

I.C. Isaacs & Company, Inc. Consolidated Statements of Operations

	Years Ended December 31,
	2000	2001	2002
Net sales	$ 95,861,375	$ 82,311,654	$ 65,798,081
Cost of sales	67,031,379	55,108,041	41,776,131

Gross profit	28,829,996	27,203,613	24,021,950

Operating Expenses
Selling	14,464,154	12,369,155	13,763,187
License fees (Note 9)	8,343,310	5,210,978	5,017,637
Distribution and shipping	3,191,673	2,975,405	2,392,809
General and administrative	7,228,876	6,648,167	6,715,285
Termination of license agreement (Note 9)	8,067,908	—	—
Provision for severance (Note 9)	385,314	726,400	400,000
Impairment of intangibles (Note 9)	743,590	—	—

Total operating expenses	42,424,825	27,930,105	28,288,918

Operating loss	(13,594,829)	(726,492)	(4,266,968)

Other income (expense)
Interest, net of interest income of $18,668, $2,805
and $955	(1,337,151)	(1,307,151)	(657,189)
Other, net	139,637	(148,648)	(38,442)

Total other expense	(1,197,514)	(1,455,799)	(695,631)

Loss from continuing operations before income taxes	(14,792,343)	(2,182,291)	(4,962,599)
Income tax benefit (Note 5)	48,000	—	—

Loss from continuing operations	(14,744,343)	(2,182,291)	(4,962,599)

Discontinued operations (Note 8)
Loss from operations of discontinued subsidiary	(502,987)	(1,309,610)	—
Loss from sale of discontinued subsidiary	—	(1,182,281)	—

Loss from discontinued operations	(502,987)	(2,491,891)	—

Net loss	(15,247,330)	(4,674,182)	(4,962,599)

Preferred stock deemed dividend	—	—	(596,252)

Net loss attributable to common stockholders	$(15,247,330)	$(4,674,182)	$(5,558,851)

Basic and diluted net loss per share from continuing
operations	$ (1.93)	$ (0.28)	$ (0.61)

Basic and diluted net loss per share from discontinued
operations	(0.07)	(0.32)	—

Basic and diluted net loss per share from preferred
stock deemed dividend	—	—	(0.07)

Basic and diluted net loss per share	$ (2.00)	$ (0.60)	$ (0.68)
Weighted average common shares outstanding	7,638,792	7,853,780	8,160,136

See accompanying summary of accounting policies and notes to consolidated financial statements. 36

I.C. Isaacs & Company, Inc. Consolidated Statements of Stockholders’ Equity

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total
Balance, at December 31, 1999	—	—	8,344,699	$ 834	$ 38,674,998	$ (8,615,112)	$ (2,310,030)	$ 27,750,690
Net loss	—	—	—	—	—	(15,247,330)	—	(15,247,330)
Issuance of common stock	—	—	666,667	67	999,933	—	—	1,000,000

Balance, at December 31, 2000	—	—	9,011,366	901	39,674,931	(23,862,442)	(2,310,030)	13,503,360
Net loss	—	—	—	—	—	(4,674,182)	—	(4,674,182)
Purchase of treasury stock	—	—	—	—	—	—	(12,841)	(12,841)

Balance, at December 31, 2001	—	—	9,011,366	901	39,674,931	(28,536,624)	(2,322,871)	8,816,337
Net loss	—	—	—	—	—	(4,962,599)	—	(4,962,599)
Conversion of Series A
Preferred Stock	—	—	3,300,000	330	3,299,670	—	—	3,300,000
Officers’ compensation
contribution	—	—	—	—	88,000	—	—	88,000
Deemed dividend in connection with
preferred stock	—	—	—	—	596,252	(596,252)	—	—

Balance, at December 31, 2002	—	—	12,311,366	$ 1,231	$ 43,658,853	$ (34,095,475)	$ (2,322,871)	$ 7,241,738

See accompanying summary of accounting policies and notes to consolidated financial statements. 37

I.C. Isaacs & Company, Inc. Consolidated Statements of Cash Flows

	Years Ended December 31,
	2000	2001	2002
Operating Activities
Net loss	$ (15,247,330)	$ (4,674,182)	$ (4,962,599)
Adjustments to reconcile net loss to net cash provided by (used in)
operating activities
Provision for doubtful accounts	837,275	880,019	315,314
Write off of accounts receivable	(932,275)	(1,019,727)	(470,314)
Provision for sales returns and discounts	6,004,743	4,803,384	3,672,100
Sales returns and discounts	(5,927,743)	(4,835,384)	(3,744,100)
Depreciation and amortization	1,770,751	1,176,378	1,219,018
Impairment of intangibles	743,590	—	—
(Gain) loss on sale of assets	(135,364)	(56,340)	37,655
Officers’ compensation contribution	—	—	88,000
Termination of license agreement	8,067,908	—	—
Compensation expense on stock options	10,500	3,239	—
Loss on sale of subsidiary	—	1,182,281	—
(Increase) decrease in assets
Accounts receivable	(2,649,577)	4,037,841	1,245,640
Inventories	3,893,984	8,731,917	(1,372,772)
Prepaid expenses and other	(98,904)	23,582	341,129
Refundable income taxes	13,443	311,630	31,192
Other assets	(25,887)	(805,375)	(1,390,114)
Increase (decrease) in liabilities
Accounts payable	(788,451)	(216,764)	(182,933)
Accrued expenses and other current liabilities	306,158	(900,013)	148,299

Cash provided by (used in) operating activities	(4,157,179)	8,642,486	(5,024,485)

Investing Activities
Proceeds from sale of assets	366,402	126,397	3,050
Capital expenditures	(1,068,308)	(308,364)	(103,880)

Cash used in investing activities	(701,906)	(181,967)	(100,830)

Financing Activities
Checks issued against future deposits	551,255	(496,488)	277,226
Purchase of treasury stock	—	(12,841)	—
Principal proceeds from (payments on) revolving line of credit	3,968,639	(7,613,109)	5,030,453
Principal payments on long-term debt	(6,258)	(358,913)	(283,179)
Deferred financing costs	—	—	(125,000)

Cash provided by (used in) financing activities	4,513,636	(8,481,351)	4,899,500

Decrease in cash and cash equivalents	(345,449)	(20,832)	(225,815)
Cash and Cash Equivalents, at beginning of year	1,193,093	847,644	826,812

Cash and Cash Equivalents, at end of year	$ 847,644	$ 826,812	$ 600,997

See accompanying summary of accounting policies and notes to consolidated financial statements. 38

I.C. Isaacs & Company, Inc.
Summary of Accounting Policies

Basis of Presentation

        The consolidated financial statements include the accounts of I. C. Isaacs & Company, Inc. (“ICI”), I.C. Isaacs Europe, S.L. (“Isaacs Europe”), I.C. Isaacs & Company, L.P. (the “Partnership”), Isaacs Design, Inc. (“Design”) and I.C. Isaacs Far East Ltd. (collectively the “Company”). The Company sold the common stock of Isaacs Europe, SL in December 2001. I.C. Isaacs Far East Ltd. did not have any significant revenue or expenses in 2000, 2001 and 2002. All intercompany balances and transactions have been eliminated.

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

        Until December 2001, the Company offered collections of sportswear for men and boys under the Beverly Hills Polo Club brand in the United States, Puerto Rico and Europe. Net sales of Beverly Hills Polo Club sportswear accounted for 8.6% of the Company’s net sales in 2001. The Company also offered women’s pants and jeans under various Company owned brand names as well as under third party private labels for sale to major chain stores and catalogs. In 1999, the Company introduced a collection of men’s sportswear under the Company owned Urban Expedition (UBX) brand in the United States and Europe. The Company also offered collections of jeanswear and sportswear for young men, women and boys under the BOSS brand in the United States and Puerto Rico. In the fourth quarter of 2000, the Company began restructuring its product lines in an effort to focus on growth potential and eliminate poorly performing lines. The Company terminated its license agreement for the design and marketing of the BOSS brand of sportswear for men and boys in the United States in 2000. The Company discontinued production of the women’s Company-owned and private label lines and the Urban Expedition (UBX) line in 2001.

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

Risks and Uncertainties

        The apparel industry is highly competitive. The Company competes with many companies, including larger, well capitalized companies which have sought to increase market share through massive consumer advertising and price reductions. The Company continues to experience increased competition from many established and new competitors at both the department store and specialty store channels of distribution. The Company continues to redesign its jeanswear and sportswear lines in an effort to be competitive and compatible with changing consumer tastes. Also, the Company has developed and implemented new marketing initiatives to promote its Girbaud brand. A risk to the Company is that such a strategy may lead to continued pressure on profit margins. In the past several years, many of the Company’s competitors have switched much of their apparel manufacturing from the United States to foreign locations such as Mexico, the Dominican Republic and throughout Asia. As competitors lower production costs, it gives them greater flexibility to lower prices. Over the last several years, the Company also switched its production to contractors outside the United States to reduce costs. Since 2001, the Company has imported substantially all of its inventory, excluding t-shirts, as finished goods from contractors in Asia. This shift in purchasing requires the Company to estimate sales and issue purchase orders for inventory well in advance of receiving firm orders from its customers. A risk to the Company is that its sales estimates may differ from actual orders. If this happens, the Company may miss sales because it did not order enough inventory, or it may have to sell excess inventory at reduced prices. The Company faces other risks inherent in the apparel industry. These risks include changes in fashion trends and related consumer acceptance and the continuing consolidation in the retail segment of the apparel industry. The Company’s ability, or inability, to manage these risk factors could influence future financial and operating results.

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

Concentration of Credit Risk

        Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of trade accounts receivable. The Company’s customer base is not concentrated in any specific geographic region, but is concentrated in the retail industry. For the years ended December 31, 2000, 2001 and 2002, sales to one customer were $5,528,436, $4,361,417 and $5,302,278. These amounts constitute 5.7%, 5.3% and 8.1% of total sales, respectively. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. The Company’s actual credit losses as a percentage of net sales were 1.0%, 1.2% and 0.8% for the years ended December 31, 2000, 2001and 2002, respectively.

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

Asset Impairment

        The Company periodically evaluates the carrying value of long-lived assets when events and circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from such asset is separately identifiable and is less than the carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Prior to 2000, the Company had recorded goodwill based on the excess of purchase price over net assets acquired. In the fourth quarter of 2000, the Company decided to discontinue production of the women’s Company-owned and private label lines. Accordingly, management determined the goodwill associated with these lines had been impaired and recorded a write down of $743,590 in the quarter ended December 31, 2000.

Stock Options

        The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation” (“SFAS 123”), but applies the intrinsic value method set forth in Accounting Principles Board Opinion No. 25 for stock options granted to employees. The Company expenses the fair value of stock options granted to nonemployees.

Revenue Recognition

        Sales are recognized upon shipment of products. Allowances for estimated returns are provided when sales are recorded.

Advertising Costs

        Advertising costs, included in selling expenses, are expensed as incurred and were $1,993,754, $1,767,647 and $1,975,405 for the years ended December 31, 2000, 2001 and 2002 respectively.

Cash Equivalents

        For purposes of the statements of cash flows, all temporary investments purchased with a maturity of three months or less are considered to be cash equivalents.

Income Taxes

        The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”). Under SFAS 109, deferred taxes are determined using the liability method which requires the recognition of deferred tax assets and liabilities based on differences between the financial statement and the income tax basis using presently enacted tax rates.

Fair Value of Financial Instruments

        Financial instruments of the Company include long-term debt. Based upon current borrowing rates available to the Company, estimated fair values of these financial instruments approximate their recorded amounts.

Earnings Per Share

        Earnings per share is based on the weighted average number of shares of common stock and dilutive common stock equivalents outstanding. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity. Basic and diluted earnings per share are the same during 2000, 2001 and 2002 because the impact of dilutive securities is anti-dilutive. There were outstanding employee stock options of 1,020,250, 1,086,250 and 1,306,250 at December 31, 2000, 2001 and 2002, respectively. These stock options were excluded from the computation of earnings per share for their inclusion would have been anti-dilutive.

Recent Accounting Pronouncements

        In April 2002, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 145, Rescission of SFAS Nos. 4, 44 and 64, Amendment of SFAS No. 13 and Technical Corrections. SFAS No. 4 required all gains and losses from the extinguishment of debt to be reported as extraordinary items and SFAS No. 64 related to the same matter. SFAS No. 145 requires gains and losses from certain debt extinguishment not to be reported as extraordinary items when the use of debt extinguishment is part of a risk management strategy. SFAS No. 44 was issued to establish transitional requirement for motor carriers. Those transitions are completed; therefore SFAS No. 145 rescinds SFAS No. 44. SFAS No. 145 also amends SFAS No. 13 requiring sale-leaseback accounting for certain lease modifications. SFAS No.145 is effective for fiscal years beginning after May 15, 2002. The provisions relating to sale-leaseback accounting are effective for transactions after May 15, 2002. The adoption of SFAS No. 145 is not expected to have a material impact on the Company’s financial position or results of operations.

        In June 2002, the FASB issued Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination cost and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. Previous accounting guidance provided by EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” is replaced by this Statement. Statement 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Management does not anticipate that the adoption of this Statement will have a significant effect on the Company’s financial statements.

        In December 2002, the FASB issued SFAS No. 148 “Accounting for Stock-Based Compensation-Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123 “Accounting for Stock-Based Compensation.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based compensation and requires pro forma disclosures of the effect on net income and earnings per share had the fair value method been used to be included in annual and interim reports and disclosure of the effect of the transition method used if the accounting method was changed, among other things. SFAS No. 148 is effective for annual reports of fiscal years beginning after December 15, 2002 and interim reports beginning after December 15, 2002. The Company plans to continue using the intrinsic value method of accounting for stock-based compensation and therefore the new rule will have no effect on the Company’s financial condition or results of operations. The Company adopted the new standard related to disclosure effective December 15, 2002.

I.C. Isaacs & Company, Inc. Notes to Consolidated Financial Statements

1. Inventories

Inventories consist of the following:

	December 31,
	2001	2002
Raw materials	$ 763,233	$1,418,225
Work-in-process	489,551	545,660
Finished goods	3,818,018	4,479,689

	$5,070,802	$6,443,574

2. Property, Plant and Equipment

Property, plant and equipment consists of the following:

	December 31,		Estimated Useful
	2001	2002	Lives

Land	$ 714,304	$ 691,205
Buildings and improvements	4,144,261	1,403,719	18 years
Machinery, equipment and fixtures	7,041,339	6,789,665	5-7 years
Other	1,427,176	1,239,200	various

	13,327,080	10,123,789
Less accumulated depreciation and amortization	10,805,384	8,342,918

	$ 2,521,696	$ 1,780,871

3. Long-term Debt

Long-term debt consists of the following:

	December 31,
	2001	2002
Revolving line of credit (a)	$ —	$ 5,030,453
Notes payable (b)	6,841,087	6,557,908

Total	6,841,087	11,588,361
Less current maturities of revolving line of credit	—	5,030,453
Less current maturities of long-term debt	1,160,134	767,372

	$5,680,953	$ 5,790,536

(a)	The Company has an asset-based revolving line of credit (the “Credit Agreement”) with Congress Financial Corporation (“Congress”). In December 2002, the Credit Agreement was amended to extend the term through December 31, 2004. The amended Credit Agreement provides that the Company may borrow up to 80.0% of net eligible accounts receivable and a portion of inventory, as defined in the Credit Agreement. Borrowings under the Credit Agreement may not exceed $20.0 million including outstanding letters of credit which are limited to $6.0 million from May 1 to September 30 of each year and $4.0 million for the remainder of each year, and bear interest at the lender’s prime rate of interest plus 1.0% (effectively 5.25% at December 31, 2002). Outstanding letters of credit approximated $1.9 million at December 31, 2002. In connection with amending the agreement in December 2002, the Company has agreed to pay Congress a financing fee of $250,000, one half of which was paid at the time of closing and the other half was paid by the Company in February 2003. This financing fee will be amortized over 24 months beginning January 2003. Under the terms of the Credit Agreement the Company is required to maintain minimum levels of working capital and tangible net worth. The Company was in violation of the working capital and the net worth covenants at December 31, 2002. In March 2003, the Credit Agreement was further amended to waive the December 2002 covenant violations and to change the interest rate to Congress’ prime rate plus 2.0%.The Company has agreed to pay $75,000 in connection with this amendment. There can be no assurances that the Company will not be in violation of these covenants during the remainder of 2003 or thereafter. Average short-term borrowings and the related interest rates are as follows:

43

	Year Ended December 31,
	2001	2002
Borrowings under revolving line of credit	—	$ 5,030,453
Weighted average interest rate	8.6%	5.6%
Maximum month-end balance during year	$ 10,021,581	$ 5,451,316
Average month-end balance during year	$ 6,781,314	$ 2,464,754

(b)	In March 2001, the Company issued a $7,200,000 note payable (“Note”) to Ambra, Inc. (“Ambra”) as consideration for the termination of its rights and royalty obligations under the Company’s license for use of the BOSS brand name. The Note, which bore interest at 8.0% per annum with interest and principal payable quarterly through December 31, 2006, was subordinated to the rights of Congress under the Agreement and was collateralized by a second security interest in the Company’s assets.

On May 6, 2002, Textile Investment International S.A. (“Textile”), an affiliate of the licensor to the Company of the Girbaud brand, acquired the Note from Ambra. On May 21, 2002, Textile exchanged the Note for an amended and restated note (the “Replacement Note”), which deferred principal payments, reduced principal payments payable in 2002 by 50% and principal payments payable in 2003 by 25%, and extended the maturity date by one year, until 2007. The Replacement Note is subordinated to the rights of Congress under the Agreement. Due to certain availability requirements of the Credit Agreement not being met, the December 2002 Note payment has not been made. At December 31, 2002, long-term debt maturities are as follows:

2003	$ 767,372
2004	1,246,605
2005	1,352,203
2006	1,465,263
2007	1,726,465

$6,557,908

44

4. Accrued Expenses

Accrued expenses consist of the following:

	December 31,
	2001	2002
Severance benefits	$ 526,611	$ 426,022
Royalties	107,061	375,000
Selling bonuses	460,000	313,808
Accrued professional fees	50,000	197,000
Accrued interest	--	194,687
Financing fees	--	125,000
Insurance premium payable	--	120,000
Accrued compensation	87,707	115,624
Customer credit balances	215,805	85,265
Payroll tax withholdings	56,381	52,605
Property taxes	86,585	46,155
Sales commissions payable	--	12,283
License obligation	325,000	--
Other	21,000	21,000

	$1,936,150	$2,084,449

5. Income Taxes

The income tax benefit consists of the following:

	Year Ended December 31,
	2000	2001	2002
Current
Federal	$ —	$ —	$ —
State and local	(48,000)	—	—

	(48,000)	—	—
Deferred	—	—	—

	$ (48,000)	$ —	$ —

        Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. The Company has net operating loss carry forwards for income tax reporting purposes of approximately $45,163,000 for which no income tax benefit has been recorded due to the uncertainty over the generation of taxable income in 2003. These net operating loss carryforwards begin to expire in 2013.

Significant items comprising the Company’s deferred tax assets and liabilities are as follows	December 31,
	2001	2002

Net operating loss carry forwards	$ 17,277,000	$ 19,512,000
Depreciation and amortization	562,000	780,000
Allowance for doubtful accounts	172,000	105,000
Inventory valuation	65,000	69,000
Accrued severance	226,000	172,000
Contribution carryovers	28,000	33,000
Other	22,000	22,000

	18,352,000	20,693,000
Valuation allowance	(18,352,000)	(20,693,000)

Net deferred tax asset	$ —	$ —

A reconciliation between the statutory and effective tax rates is as follows:

	Year Ended December 31,
	2000	2001	2002

Federal statutory rate	(35.0)%	(35.0)%	(35.0)%
State and local taxes, net of federal benefit	(4.0)	(4.0)	(4.0)
Nondeductible entertainment expense	1.0	1.0	1.0
Nondeductible goodwill amortization	13.7	—	—
Net operating losses not currently available	23.6	38.0	38.0

	(0.7)%	— %	— %

6. Stockholders’ Equity

        In June 1998, the Company’s Board of Directors authorized a stock repurchase program. Under this program the Company may repurchase up to $4,000,000 of its common stock. From inception of the stock repurchase program through December 31, 2002, the Company purchased 1,652,011 shares at a cost of $3,308,003. In August 1999, the Company issued 500,000 shares of restricted common stock out of its treasury shares, in connection with an amendment of the Girbaud women’s license agreement. In November 1999, the Company issued 2,000,000 shares of restricted Series A Redeemable Convertible Preferred Stock having an estimated fair market value of $2,000,000 in connection with a restructuring of the licensing arrangement for the use of the BOSS trademark. Also in connection with such restructuring, in May 2000, the Company issued an additional 1,300,000 restricted shares of the same series of redeemable convertible preferred stock having an estimated fair market value of $1,300,000 and 666,667 shares of restricted common stock, which had an aggregate value of $1,000,000 based on the market price of $1.50 at the time the parties agreed to the transaction. The common stock issued in connection with the licensing arrangement is subject to certain piggyback registration rights and, beginning December 15, 2000, certain demand registration rights.

        On May 6, 2002, Textile acquired from Ambra 3.3 million shares of the Company’s Series A Convertible Preferred Stock (the “Preferred Stock”), 666,667 shares of the Company’s Common Stock and a subordinated secured promissory note issued by the Company to Ambra in March 2001 in the original principal amount of $7.2 million (the “Note”). The Preferred Stock held by Ambra was to become convertible into either 3.3 million shares of Common Stock of the Company or a $3.3 million promissory note of the Company in 2003. Pursuant to the terms of the Framework Agreement entered into on May 14, 2002 (the “Framework Agreement”), between the Company, Textile and Textile affiliates Latitude Licensing Corp. and Wurzburg Holding S.A. (“Wurzburg”), the Company amended the terms of the Preferred Stock so that the Preferred Stock was immediately convertible, but only into Common Stock of the Company. In November 2002, Textile converted all the Preferred Stock into 3.3 million shares of Common Stock of the Company.

        The Company has also (i) granted Textile warrants to purchase 500,000 shares of the Company’s Common Stock for $0.75 per share, (ii) entered into a Stockholders’ Agreement with Textile establishing certain terms and conditions regarding the acquisition and disposition of the Company’s securities as well as certain corporate governance matters, and (iii) amended the Girbaud licensing agreement for men’s and women’s apparel to add an additional option for the Company to extend the term by four additional years through 2011. The Company determined the aggregate value of these warrants on the date of grant to approximate $596,000, based on the Black-Scholes valuation model, with the following weighted average assumptions: dividend yield of 0%, expected volatility of 75%, risk free interest rate of 3.59% and expected term of 9 years. This amount had been recorded as a deemed dividend in the statements of operations and stockholders’ equity.

7. Stock Options

        In May 1997, the Company adopted the 1997 Omnibus Stock Plan (the “Plan”). Under the 1997 Omnibus Stock Plan, as amended in 1999 and 2002, the Company may grant qualified and nonqualified stock options, stock appreciation rights, restricted stock or performance awards, payable in cash or shares of common stock, to selected employees. The Company has reserved 1,600,000 shares of common stock for issuance under the 1997 Omnibus Stock Plan. Options vest at the end of the second year and expire 10 years from the date of grant and upon termination of employment.

        The following table relates to options activity in 2000, 2001 and 2002 under the Plan:

	Number of shares	Weighted average exercise price per share
Options outstanding at December 31, 1999	996,250	$1.537
Granted	45,000	1.320
Cancelled	(21,000)	1.976

Options outstanding at December 31, 2000	1,020,250	1.519
Granted	66,000	0.810

Options outstanding at December 31, 2001	1,086,250	1.470
Granted	220,000	0.58

Options outstanding at December 31, 2002	1,306,250	1.226

Options exercisable at December 31, 2002	1,030,250	$1.519

A summary of stock options outstanding and exercisable as of December 31, 2002 is as follows:

	Options outstanding			Options exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.30 to $ 0.58	220,000	9.95	$ 0.567	—	—
$ 0.90 to $ 2.125	1,086,250	6.42	$ 1.487	1,030,250	$ 1.519

        For stock options granted to employees, the Company has estimated the fair value of each option granted using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 6.70%, 5.93% and 3.96%, expected volatility of 65%, 75% and 75%, expected option life of 7.5, 4.5 and 9 years and no dividend payment expected for 2000, 2001 and 2002, respectively. Using these assumptions, the fair value of the stock options granted is $0.51, $0.39 and $0.47 for 2000, 2001 and 2002, respectively. There were no adjustments made in calculating the fair value to account for vesting provisions or for non-transferability or risk of forfeiture. The weighted average remaining life for options outstanding at December 31, 2002 is 7 years. If the Company had elected to recognize compensation expense based on the fair value at the grant dates, consistent with the method prescribed by SFAS No. 123, net loss per share would have been changed to the pro forma amount indicated below:

	Year Ended December 31,
	2000	2001	2002

Net loss attributable to common stockholders, as reported	$ (15,247,330)	$ (4,674,182)	$ (5,558,851)

Less: Stock based employee compensation expense included
in reported net income	10,500	3,239	—
Add: Total stock-based employee compensation expense
determined under the fair value based method for all awards	(407,427)	(19,946)	(20,332)

Pro forma net loss attributable to common stockholders	$ (15,644,257)	$ (4,690,889)	$ (5,579,183)

Basic and diluted loss per common share, as reported	$ (2.00)	$ (0.60)	$ (0.68)

Basic and diluted loss per common share, pro forma	$ (2.05)	$ (0.60)	$ (0.68)

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

9. Commitments and Contingencies

        The Company rents real and personal property under leases expiring at various dates through 2007. Certain of the leases stipulate payment of real estate taxes and other occupancy expenses. Minimum annual rental commitments under noncancellable operating leases in effect at December 31, 2002 are summarized as follows:

	Trucks & Machinery	Showrooms & Office Space	Computer & Office Equipment	Total
2003	$ 48,114	$ 421,350	$ 6,502	$ 475,966
2004	16,524	—	6,502	23,026
2005	16,524	—	6,502	23,026
2006	16,524	—	6,502	23,026
2007	12,393	—	—	12,393

	$ 110,079	$ 421,350	$ 26,008	$ 557,437

Total rent expense is as follows:

	Year Ended December 31,
	2000	2001	2002
Minimum rentals	$ 556,875	$949,204	$631,925
Other lease costs	594,234	22,847	175,218

	$1,151,109	$972,051	$807,143

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

        In October 2000, the Board of Directors authorized the appropriate officers of the Company to negotiate a termination of the license agreement for the use of the BOSS trademark (the “License Agreement”). In March 2001, the Company, Ambra and Hugo Boss executed the BOSS Termination Agreement. Pursuant to the BOSS Termination Agreement, the Company issued to Ambra a note payable in the amount of $7,200,000. In connection with the BOSS Termination Agreement, the Company recorded the note payable and wrote off the remaining deferred royalty expense of $706,315 and other BOSS related assets of $161,593 as a charge against earnings totaling $8,067,908 in the fourth quarter of 2000. The note bore interest at 8.0% with interest and principal payable quarterly through December 31, 2006. The Company complied with the October 31, 2001 deadline to discontinue the manufacture and sale of BOSS apparel. In connection with the BOSS Termination Agreement, the Series A Convertible Preferred Stock held by Ambra, having an estimated value of $3,300,000, could have been redeemed for cash by the Company through December 31, 2002;thereafter it may be converted into a promissory note from the Company or Common Stock at the sole discretion of Ambra (see Note 6). Total license fees on BOSS sportswear sales amounted to $3,240,000 for the year ended December 31, 2000. The percentage of BOSS sportswear sales to total sales was 11.3% and 2.4% for the years ended December 31, 2000 and 2001, respectively. As further discussed in Note 6, on May 6, 2002 Textile acquired from Ambra the 3.3 million shares of the Company’s Series A Convertible Preferred Stock (the “Preferred Stock”), 666,667 shares of the Company’s Common Stock and the subordinated secured promissory note discussed above.

        The Company has entered into an exclusive license agreement with Latitude Licensing Corp, to manufacture and market men’s jeanswear, casual wear, outerwear and active influenced sportswear under the Girbaud brand and certain related trademarks in the United States, Puerto Rico, the U.S. Virgin Islands and Canada. In June 2002, the Company notified Latitude of its intention to extend the agreement through 2007. Under the agreement as amended, the Company is required to make royalty payments to the licensor in an amount equal to 6.25% of net sales or regular licensed merchandise and 3.0% of certain irregular and closeout licensed merchandise. The Company is obligated to pay the greater of actual royalties earned or minimum guaranteed annual royalties of $3,000,000 through 2007. In February 2003, Latitude and the Company agreed to defer the December 2002 and January 2003 royalty payments of $250,000 each to October and November 2003, respectively. The Company is required to spend the greater of an amount equal to 3% of Girbaud men’s net sales or $500,000 in advertising and related expenses promoting the men’s Girbaud brand products in each year through the term of the Girbaud men’s agreement.

        The Company has entered into an exclusive license agreement with Latitude Licensing Corp, to manufacture and market women’s jeanswear, casual wear, and active influenced sportswear under the Girbaud brand and certain related trademarks in the United States, Puerto Rico, and the U.S. Virgin Islands. In June 2002, the Company notified Latitude of its intention to extend the agreement through 2007. Under the agreement as amended, the Company is required to make royalty payments to the licensor in an amount equal to 6.25% of net sales or regular licensed merchandise and 3.0% of certain irregular and closeout licensed merchandise. The Company is obligated to pay the greater of actual royalties earned or minimum guaranteed annual royalties of $1,500,000 through 2007. In February 2003, Latitude and the Company agreed to defer the December 2002 royalty payment of $125,000 to October 2003 and to reduce the 2003 minimum guaranteed royality payments by $450,000 to $1,050,000. The Company is required to spend the greater of an amount equal to 3% of Girbaud women’s net sales or $400,000 in advertising and related expenses promoting the women’s Girbaud brand products in each year through the term of the Girbaud women’s agreement. In addition, while the agreement is in effect the Company is required to pay $190,000 per year to the licensor for advertising and promotional expenditures related to the Girbaud brand. The Company has the following contractual obligations as of December 31, 2002:

Schedule of contractual obligations:		Payments Due By Period
	Total	Current	1-3 years	4-5 years	After 5 years
Girbaud license obligations *	$ 22,050,000	$ 4,050,000	$ 9,000,000	$ 9,000,000	—
Consulting obligations *	1,300,000	100,000	600,000	600,000	—

Total contractual obligations	$ 23,350,000	$ 4,150,000	$ 9,600,000	$ 9,600,000	—

(*)	Adjusted to account for the deferrals, reductions and waivers of the Consultants’ Fees and royalty obligations mentioned above.

Robert J. Arnot, former Chairman of the Board, Chief Executive Officer and President of the Company and Daniel Gladstone, President of the Girbaud Division of the Company, each entered into a consulting agreement with Latitude beginning May 17, 2002 and terminating on December 31, 2005 or when the consultant is no longer employed by the Company, whichever occurs first. Under the terms of the consulting agreements, each will serve on an advisory committee to assist in developing global strategy and a plan for the Marithe and Francois Girbaud brand and will attend regular meetings of the committee. If the committee is not established or is disbanded, each will be required to meet in Europe with representatives of Latitude from time to time. As compensation, each is to receive an annual consulting fee of $100,000, except for the year 2002, for which the consulting fee was to be $66,000. During 2002, Latitude paid Messrs. Arnot and Gladstone $44,000 each and the consulting agreements were terminated. While not paid by the Company, the Company concluded that consulting services performed by these two senior executives will ultimately benefit its operations and accordingly recorded the amounts received by these officers as consulting expense and contributed capital.

        In January 2000, the Company entered into a global sourcing agreement with G.I. Promotions, a Girbaud affiliate, to act as a non-exclusive sourcing agent to licensees of the Marithé & François Girbaud trademark for the manufacture of Girbaud jeanswear and sportswear. The global sourcing agreement extended until December 31, 2003 and provided that the Company shall net a facilitation fee of 5.0% of the total FOB pricing for each order shipped to licensees under this agreement. Also in January 2000, the Company entered into a license agreement with Wurzburg Holding S.A. (“Wurzburg”). The license has a term of three years and provides that the Company shall pay Wurzburg a royalty of 1.0% of the total FOB pricing for each order shipped to a licensee under the global sourcing agreement. In August of 2002, the global sourcing agreement was terminated by the parties effective October 1, 2002.

        In May 2000, the Company entered into an exclusive distribution agreement for Girbaud men’s and women’s jeanswear and sportswear products in Canada. The Company will sell to Western Glove Works (“Distributor”) Girbaud products produced in North America at cost plus 12.0%, which is less than its normal profit margins on sales of comparable products to the Company’s retail customers. For products purchased by the Distributor from overseas, the Distributor will pay a distributor’s fee equal to 6.75% of net sales to the Company. Under the agreement, the Distributor will pay a royalty fee equal to 6.25% of net sales to the Company, which will in turn pay the royalty to Latitude Licensing Corp. The initial term of the agreement expired on December 31, 2001. Under the agreement, the Distributor may renew the agreement for six additional one-year terms. The Distributor renewed the agreement with the Company for an additional one-year term that expired on December 31, 2002. However, the Distributor did not renew the agreement with the Company for 2003. The minimum sales level for calendar year 2002 is $2,000,000 (Canadian Dollars), which results in a minimum distribution fee payable to the Company of $60,000 (Canadian Dollars). The minimum sales level for calendar year 2001 and 2002 was $1,600,000 and $2,000,000 (Canadian Dollars), respectively, which resulted in a minimum distribution fee payable to the Company of $48,000 and $60,000 (Canadian Dollars) for calendar years 2001 and 2002, respectively. There was no minimum sales levels or distribution fees for calendar year 2000.

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

        The Company is party to employment agreements with several officers as well as consulting agreements which provide for specified levels of compensation and certain other benefits. The agreements also provide for severance payments from the termination date through the expiration date under certain circumstances.

        In December 2002, Robert J Arnot and the Board of Directors agreed that he would not continue to serve as Chief Executive Officer and President. On February 3, 2003, Mr. Arnot resigned as a director, Chief Executive Officer and President of the Company effective as of February 6, 2003. In connection with his resignation, Mr. Arnot agreed to terminate his employment agreement and enter into a separation agreement. The separation agreement provides that Mr. Arnot will serve as a paid consultant to the Company between February 6, 2003 and May 2, 2003 and thereafter will receive severance payments until December 15, 2003. The Company recognized severance expense of $400,000 in December 2002.

10. Retirement Plan

        The Company sponsors a defined benefit pension plan that covers substantially all employees with more than one year of service. The Company’s policy is to fund pension costs accrued. Contributions to the plan reflect benefits attributed to employees’ service to date, as well as service expected to be earned in the future. The benefits are based on the number of years of service and the employee’s compensation during the three consecutive complete years of service prior to or including the year of termination of employment. Plan assets consist primarily of common stocks, fixed income securities and cash. The latest available actuarial valuation is as of December 31, 2002.

        Pension expense for 2000, 2001 and 2002 was approximately $409,000, $190,000 and $244,000 respectively, and includes the following components:

	Years Ended December 31,
	2000	2001	2002
Service cost of current period	$ 148,000	$ 106,000	$ 88,000
Interest on the above service cost	11,000	8,000	6,000

	159,000	114,000	94,000
Interest on the projected benefit obligation	541,000	485,000	458,000
Expected return on plan assets	(577,000)	(599,000)	(575,000)
Amortization of prior service cost	42,000	43,000	43,000
Amortization of transition amount	31,000	—	—
Amortization of loss	213,000	147,000	224,000

Pension cost	$ 409,000	$ 190,000	$ 244,000

The following table sets forth the Plan’s funded status and amounts recognized at December 31, 2000, 2001 and 2002:

	Years Ended December 31,
	2000	2001	2002

Vested benefits	$6,323,000	$6,110,000	$5,756,000
Nonvested benefits	116,000	63,000	35,000

Accumulated benefit obligation	6,439,000	6,173,000	5,791,000
Effect of anticipated future compensation levels and other events	707,000	457,000	297,000

Projected benefit obligation	7,146,000	6,630,000	6,088,000

Fair value of assets held in the plan	7,297,000	7,093,000	7,092,000

(Excess)/deficit of projected benefit obligation over plan assets	151,000	463,000	1,004,000
Unrecognized net loss from past experience different from that assumed	2,569,000	2,900,000	3,509,000
Unrecognized prior service cost	154,000	171,000	128,000

Net prepaid periodic pension cost	$2,874,000	$3,534,000	$4,641,000

        With respect to the above table, the weighted average discount rate used to measure the projected benefit obligation was 7.5% for 2000, 2001 and 2002; the rate of increase in future compensation levels is 3%; and the expected long-term rate of return on assets is 8%. The net prepaid periodic pension cost is included in other assets in the accompanying consolidated balance sheets.

11. Supplemental Disclosures of Cash Flow Information

        Cash paid during the year for interest amounted to $1,093,284, $1,309,956 and $463,457 for 2000, 2001and 2002, respectively.

	2000	2001	2002
Conversion of redeemable preferred stock to common stock	$ —	$ —	$ 3,300,000
Officers’ compensation contribution	—	—	88,000
Deemed dividend in connection with preferred stock	—	—	596,252
Issuance of redeemable preferred stock	1,300,000	—	—
Issuance of common stock in settlement of BOSS liability	1,000,000	—	—

12. Quarterly Financial Data (Unaudited)

Summarized quarterly financial data for 2002 and 2001 is as follows:

	Quarter
2002	First	Second	Third	Fourth
Net sales	$20,156,508	$16,987,156	$ 16,348,297	$ 12,306,120
Gross profit	8,470,246	7,093,332	6,238,796	2,219,576
Net income (loss) attributable to common stockholders	1,642,307	243,319	(510,399)	(6,934,078)
Basic and diluted earnings (loss) per share	0.21	0.03	(0.07)	(0.76)

	Quarter
2001	First	Second	Third	Fourth
Net sales	$23,939,924	$ 18,425,825	$ 24,867,482	$ 15,078,423
Gross profit	7,884,429	5,116,975	9,650,231	4,551,978
Income (loss) from continuing operations	633,098	(2,143,837)	1,815,473	(2,487,025)
Income (loss) from discontinued operations	6,171	(176,922)	(93,022)	(2,228,118)
Net income (loss)	639,269	(2,320,759)	1,722,451	(4,715,143)
Basic and diluted earnings (loss) per share from
continuing operations	0.08	(0.27)	0.23	(0.32)
Basic and diluted earnings (loss) per share from
discontinued operations	0.00	(0.03)	(0.01)	(0.28)
Basic and diluted earnings (loss) per share	0.08	(0.30)	0.22	(0.60)

1.	The fourth quarter of 2001 includes a charge of $1.2 million for the discontinued operations of Isaacs Europe. (See Note 8). All prior quarters have been restated.

2.	Earnings per share calculations for each of the quarters are based on the weighted average shares outstanding for each period. The sum of the quarters may not necessarily be equal to the full year earnings per share amounts.

3.	During the fourth quarter of 2001, the Company sold Isaacs Europe and recorded a charge against earnings of $1,182,281, which had the effect of increasing the net loss by or $0.28 per share. During the fourth quarter of 2002, the Company wrote down its inventory by approximately $1.8 million, which had the effect of increasing the net loss per share by $0.20.

Exhibit 10.107

I.C. ISAACS & COMPANY, INC.
CODE OF ETHICS AND BUSINESS CONDUCT

Statement of General Policy

        This Code of Ethics and Business Conduct (the “Code”) has been adopted to provide guiding principles to the principal executive officer, the principal financial officer, and the principal accounting officer or controller of IC ISAACS & COMPANY, INC. (the “Company”), in the performance of their duties. It is strongly recommended, however, that all directors and employees of the Company comply with the Code in the performance of their duties. The Code should be read in conjunction with the Company’s other policies that govern the conduct of such officers, including the Statement of Company Policy Regarding Securities Trading and the Memorandum to Directors, Executive Officers and Key Employees of the Company covering pre-clearance, broker interface procedures and blackout periods (collectively, the “Company’s Insider Trading Policy”).

        The basic principal that governs all of our officers, directors and employees is that the Company’s business should be carried on with loyalty to the interest of our stockholders, customers, suppliers, fellow employees, strategic partners and other business associates. The philosophy and operating style of the Company’s management are essential to the establishment of a proper corporate environment for the conduct of the Company’s business. In furtherance of the foregoing, no principal executive officer, principal financial officer, or principal accounting officer or controller, or persons performing similar functions shall: (a) employ any device, scheme or artifice to defraud the Company or any Business Associate (as defined below); or (b) engage in any act, practice or course of conduct that operates or would operate as a fraud or deceit upon the Company or any Business Associate.

        The Company is committed to a high standard of business conduct. This means conducting business in accordance with the spirit and letter of applicable laws and regulations and in accordance with ethical business practices. This Code, which applies to all Insiders (as defined below) and their Family Members (as defined below), is intended to help in this endeavor by providing a statement of the fundamental principles that govern the conduct of the Company’s business. In addition, all Insiders and their Family Members are responsible for complying with all applicable laws and regulations.

Definition of Terms Used

“Business Associate” means any supplier of services or materials, customer, consultant, professional advisor, lessor of space or goods, tenant, licensor, licensee or partner of the Company.

“Company” includes I.C. ISAACS & COMPANY, INC. and each of its subsidiaries.

“Insider”means the principal executive officer, principal financial officer, and principal accounting officer or controller of the Company, or persons performing similar functions.

“Family Members” means as to a specific Insider, his or her Immediate Family Members and any company, partnership, limited liability company, trust or other entity that is directly or indirectly controlled by that Insider or by any Immediate Family Member of that Insider.

“Immediate Family Member” includes the spouse (or life partner) and children of an Insider and any relative (by blood or marriage) of that Insider or spouse (or life partner) residing in the same household as such Insider.

“Compliance Officer” shall mean _____________________________.

Transactions with the Business Associates

        In adhering to the foregoing basic principles, none of our Insiders or their Family Members must profit, directly or indirectly, due to position in, or relationship to an Insider having a position in, the Company to the detriment, or at the expense, of the Company or any Business Associate. No Insider shall take for his or her own advantage any corporate opportunity for profit, which he or she learns about in his or her position with the Company.

        Insiders and their Family Members are encouraged to patronize our Business Associates. However, no Insider or Family Member shall sell to, or purchase from, a Business Associate any goods or services except in the ordinary course of the Business Associate’s business. No Insider or Family Member shall borrow money or other property from a person known by the Insider to be a Business Associate, unless that Business Associate is regularly engaged in the business of lending money or such other property, and the loan and the terms thereof are in the ordinary course of the Business Associate’s business.

        No Insider shall, directly or indirectly, make any payment or take any action with respect to any government official, agent or representative of the United States, any State or jurisdiction of the United States or of any foreign country without the prior consent of the Compliance Officer. No Insider shall make any payment or take any action in violation of the U.S. Foreign Corrupt Practices Act.

Non-Disclosure of Information

        No Insider or Family Member shall discuss with, or inform others about, any actual or contemplated business transaction by a Business Associate or the Company except in the performance of the Insider’s employment duties or in an official capacity and then only for the benefit of the Business Associate or the Company, as appropriate, and in no event for personal gain or for the benefit of any other third party.

        No Insider or Family Member shall give any information to any third party about any business transaction of the Company or its Business Associates that are proposed or in process unless expressly authorized to do so by the Compliance Officer.

Preferential Treatment and Gifts

        No Insider shall seek or accept for his or her self or for any Family Member any favors, preferential treatment, special benefits, special documents, gifts or other consideration as a result of such Insider’s association with a Business Associate or the Company, except -those usual and normal benefits directly provided by a Business Associate or the Company. The foregoing, however, does not prohibit receipt of gifts of nominal value.

Conflicts of Interest

        An Insider shall maintain a high degree of integrity in the conduct of the Company’s business and maintain independent judgment. Each Insider must avoid any activity or personal interest that creates, or appears to create, a conflict between his or her interests and the interests of the Company. A conflict of interest arises any time such a person has a duty or interest that may conflict, directly or indirectly, with the proper and impartial fulfillment of such person’s duties, responsibilities or obligations to the Company. Conflicts of interest include, by way of example, a person:

–	making an investment that may affect his or her business decisions on behalf of the Company;

–	owning a meaningful financial interest in, or being employed by, an organization that competes with the Company;

–	owning a meaningful financial interest in, or being employed by, an organization that does, or seeks to do, business with the Company;

–	making a material decision on a matter on behalf of the Company where such person’s self-interests may reasonably call the appropriateness of the decision into question;

–	being employed by or accepting compensation from any other person or entity as a result of business activity or prospective business activity affecting the Company.

        An officer or employee who becomes aware of any Insider’s personal interest (including one’s own) that is, or may be viewed as, in conflict with that of the Company or a Business Associate should promptly present the situation and the nature of the possible conflict to the Compliance Officer or, if timely disclosure to the Compliance Officer is impracticable, to the Board of Directors for appropriate consideration. A director of the Company that becomes aware of any Insider’s conflict of interest should bring the matter to the attention of the Audit Committee or, if timely disclosure to the Audit Committee is impracticable, the Board of Directors of the Company. The Insider shall refrain from further action until the situation has been consented to in writing by the Compliance Officer, the Audit Committee, or Board of Directors, as the case may be.

        No Insider or Family Member shall personally benefit, directly or indirectly, from any Company purchase or sale, or derive any other personal gain from any other Company activity, except when the transaction has been fully disclosed to and approved in writing by the Audit Committee.

        No Insider or Family Member shall have any meaningful personal business or financial interest in any Business Associate or Competitor of the Company, without proper consent in writing by the Audit Committee. For these purposes, holding 5% or less of the outstanding equity interests of a Business Associate or competitor whose equity interests are publicly traded shall not be deemed “meaningful.”

        No Insider shall hold any position with (including as a member of the board of directors or other governing body) or perform services for a Business Associate or a competitor of the Company, without proper consent in writing by the Audit Committee.

        No Insider shall provide any services to other business enterprises which reasonably could be deemed to adversely affect the proper performance of his or her work for the Company or which might jeopardize the interests of the Company, including serving as a director, officer, consultant or advisor of another business, without prior consent in writing by the Audit Committee under this Code.

        No Insider shall direct, or seek to direct, any Company business with any business enterprise in which the Insider or his or her Family Member has a meaningful ownership position or serves in a leadership capacity, without proper consent in writing by the Audit Committee under this Code.

        Prior to the adoption of the Code, the Board of Directors of the company approved (i) a Consulting Agreement between Latitude Licensing Corp., the licensor to the Company (“Latitude”), and Daniel Gladstone, dated April 22, 2002, which provides for the performance of consulting services for Latitude and receipt of consulting fees from Latitude by Mr. Gladstone (the “Gladstone Consulting Agreement”); and (ii) a Consulting Agreement between Latitude and Robert J. Arnot, dated April 22, 2002, , which provides for the performance of consulting services for Latitude and receipt of consulting fees from Latitude by Mr. Arnot (the “Arnot Consulting Agreement” and together with the Gladstone Consulting Agreement, the “Consulting Agreements”). No additional disclosure to, or approval by, the Compliance Officer, the Audit Committee, or the Board of Directors for the Consulting Agreements and/or the services and fees contemplated thereby shall be required under the Code.

Personal Securities Transactions

        It is in the best interest of the Company and its Business Associates that no Insider knowingly take advantage of a corporate opportunity for personal benefit or takes action inconsistent with such Insider’s obligations to the Business Associates in his capacity as a Company representative. To that end, the Company has adopted the Company’s Insider Trading Policy (a copy of which is attached hereto as Annex 1 and incorporated herein by this reference). The Company’s Insider Trading Policy applies to all Insiders and their Family Members.

Guarding Corporate Assets

        Insiders have a duty to safeguard Company assets, including its physical premises and equipment, records, customer information and Company trademarks, trade secrets and other intellectual property. Company assets shall be used for Company business only. Without specific authorization, no Insider or Family Member may take, loan, sell, damage or dispose of Company property or use, or allow others to use, Company property for any non-Company purposes.

Corporate Books and Records

        Insiders must ensure that all Company documents are completed accurately, truthfully, in a timely manner and properly authorized.

        Financial activities and transactions must be recorded in compliance with all applicable laws and accounting practices and in accordance with the generally accepted accounting principles designated by the Company. The making of false or misleading entries, records or documentation is strictly prohibited.

        Insiders may never create a false or misleading report under the Company’s name. In addition, no payments or established accounts shall be used for any purpose other than as described by their supporting documentation. No undisclosed funds or assets may be established.

        No Insider may take any action to defraud, influence, coerce, manipulate or mislead any other Insider or any outside auditor or lawyer for the Company for the purpose of rendering the books, records or financial statements of the Company incorrect Co,,) or misleading.

        Errors, or possible errors or misstatements in the Company’s books and records must be brought to the attention of the Compliance Officer promptly upon discovery thereof The Compliance Officer shall promptly inform the Chief Financial Officer of any such error or misstatement.

        All employees and officers are expected to cooperate fully with the Company’s internal auditors and outside auditors. No employee or officer shall impede or interfere with the financial statement audit process.

Compliance with Law

        All Insiders shall comply with applicable governmental laws, rules and regulations. Any Insider who becomes aware of a potential breach by another Insider of such laws, rules or regulations shall bring the matter to the attention of the Board of Directors of the Company immediately.

Document Retention

        The Company seeks to comply fully with all laws and regulations relating to the .retention and preservation of records. All Insiders shall comply fully with the Company’s policies regarding the retention and preservation of records. Under no circumstances may Company records be destroyed selectively or maintained outside Company premises or designated storage facilities.

        If the existence of a subpoena or impending government investigation becomes known to an Insider, he or she must immediately contact the Compliance Officer. Insiders must retain all records and documents that may be responsive to a subpoena or pertain to an investigation. Any questions regarding whether a record or document pertains to an investigation or may be responsive to a subpoena should be resolved by the Compliance Officer before the record or document is disposed of Insiders shall strictly adhere to the directions of the Compliance Officer in handling such records or documents.

Compliance with Internal Controls and Disclosure Controls

        The Company has adopted a system of internal controls that must be strictly adhered to by all Insiders in providing financial and business transaction information to and within the Company. The internal controls are the backbone of the integrity of the Company’s financial records and financial statements.

Each Insider shall promptly report to the Compliance Officer any actual or suspected breaches or violations of the Company’s internal controls that come to the attention of the Insider. The Compliance Officer shall promptly bring the matter to the attention of the Disclosure Committee.

Each Insider shall promptly report to the Compliance Officer any fraudulent or questionable transactions or occurrences, whether actual or suspected, that come to the attention of the Insider. Potentially fraudulent or questionable transactions or occurrences include, without limitation, embezzlement, forgery or alteration of checks and other documents, theft, misappropriation or conversion to personal use of Company assets, falsification of records, and the reporting of the financial condition of the Company contrary to generally accepted accounting principles. The Compliance Officer shall promptly bring the matter to the attention of the Disclosure Committee.

Each Insider is encouraged to bring to the attention of the Disclosure Committee or any Disclosure Officer, as provided under the Company’s Disclosure Controls and Procedures Policy, any changes that the Insider believes may improve the Company’s system of internal controls.

        The Company has adopted a system of disclosure controls and procedures pursuant to -its Disclosure Controls and Procedures Policy to assure that all important information regarding the business and prospects of the Company is brought to the attention of the Chief Executive Officer and Chief Financial Officer of the Company. The accuracy and timeliness of compliance is critical to this system of disclosure controls and necessary to enable those officers to provide the financial statement and periodic report certifications required by federal law.

Each Insider shall strictly adhere to the system of disclosure controls and procedures of the Company as set forth in the Company’s Disclosure Controls and Procedures Policy.

Each Insider shall promptly report in accordance with the Company’s Disclosure Controls and Procedures Policy any significant event or occurrence (whether positive or negative) that arises in the course of the Insider’s duties and responsibilities. Events or occurrences include those that affect or may affect the Company or its Business Associates, competitors or industry. General economic conditions need not be reported.

        Each Insider shall be candid in discussing matters concerning internal controls and business disclosures with the Company’s management, internal auditors, outside auditors, outside counsel and directors. Factual information is important. Opinions and observations are strongly encouraged.

Implementation of the Code

        While each Insider is individually responsible for compliance with the Code, he or she does not do so in a vacuum. The Company has the following resources, people and processes in place to answer questions and guide Insiders through difficult decisions.

Compliance Officer Responsibility. _____________ has been designated the “Compliance Officer” and shall report directly to the Company’s Disclosure Committee, as created pursuant to the Company’s Disclosure Controls and Procedures Policy, the Audit Committee and the Board of Directors, as may be determined to be appropriate. The Compliance Officer is responsible foroverseeing, interpreting and monitoring compliance with the Code. The Compliance Officer shall report periodically to the Company’s Disclosure Committee and Audit Committee regarding all aspects of administering and enforcing of the Code.

58

(b) Reporting Violations. If an Insider knows of or suspects a violation of applicable law or regulations, this Code or any of the Company’s other policies, he or she must immediately report that information to the Compliance Officer, the Disclosure Committee, or the Audit’ Committee of the Board of Directors of the Company. No Insider who reports an actual or suspected violations in good faith will be subject to any retaliation whatsoever.

(c) Investigations of Violations. Reported violations will be promptly \ investigated and treated confidentially to the extent possible. It is imperative that the person reporting the violation not conduct a preliminary investigation of his or her own. Investigations of alleged violations may involve complex legal issues. Persons who act on their own may compromise the integrity of an investigation and adversely affect both themselves and the Company.

Enforcement

        The Compliance Officer will take such action he or she deems appropriate with respect to any Insider who violates, or whose Family Member violates, any provision of this Code, and will inform the Audit Committee of all material violations. Any alleged violation by the Compliance Officer will be presented promptly to the Audit Committee for its consideration and such action as the Audit Committee, in its sole judgment, shall deem warranted.

        The Compliance Officer will keep records of all reports created under this Code and of all action taken under this Code. All such records will be maintained in such manner and for such periods as are required under applicable Federal and state law, as well as the Company’s document retention policy.

Condition of Employment or Service

All Insiders shall conduct themselves at all times in the best interests of the Company. Compliance with this Code shall be a condition of employment and of continued employment with the Company, and conduct not in accordance with this Code shall constitute grounds for disciplinary action, including, without limitation, termination of employment.

This Code is not an employment contract nor is it intended to be an all inclusive policy statement on the part of the Company. The Board of Directors Company reserves the right to provide the final interpretation of the policies it contains and to revise those policies as deemed necessary or appropriate.

**********

        I acknowledge that I have read this Code of Ethics and Business Conduct (a copy of which has been supplied to me and which I will retain for future reference) and agree to comply in all respects with the terms and provisions hereof I also acknowledge that this Code of Ethics and Business Conduct may be modified or supplemented from time to time, and I agree to comply with those modifications and supplements, as well.

__________________________________ Print Name
__________________________________ Signature

Date: ____________________________ 59