Form 10-Q
period 2003-03-31
IC ISAACS & CO INC
filed 2003-05-15
CIK 1041179

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                                        -----------------------

                                    FORM 10-Q

(Mark One)

    X
-------------- QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934



                  For the Quarterly Period Ended March 31, 2003
                                       or

-------------- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                            SECURITIES EXCHANGE ACT OF 1934


                   For the transition period from ____ to ____


                         Commission file number: 0-23379
                                                 -------

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

                                      NONE
                     (Former name, former address and former
                    fiscal year-if changed since last report)
                              ---------------------

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

         Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes |_| No |X|

         As of May 14, 2003, 11,134,657 shares of common stock, par value $.0001 per share, ("Common Stock") of the Registrant were outstanding.

================================================================================


                          PART I--FINANCIAL INFORMATION
                           I.C. Isaacs & Company, Inc.
                           Consolidated Balance Sheets

Item 1. Financial Statements.
                                                                                   December 31,       March 31,
                                                                                       2002             2003
                                                                                                     (Unaudited)
                                                                                 ---------------- -----------------
Assets
Current
   Cash, including temporary investments of $82,000 and $163,000................       $  600,997       $ 1,178,815
   Accounts receivable, less allowance for doubtful accounts of $245,000 and
      $200,000..................................................................        8,318,693        11,390,241
   Inventories (Note 1).........................................................        6,443,574         4,289,619
   Prepaid expenses and other...................................................          206,933           439,028
                                                                                       ----------       -----------
      Total current assets......................................................       15,570,197        17,297,703
Property, plant and equipment, at cost, less accumulated depreciation and
   amortization.................................................................        1,780,871         1,679,335
Trademark and licenses, less accumulated amortization of $1,295,122 and
   $1,350,000...................................................................           54,878                --
Other assets....................................................................        5,042,204         4,966,885
                                                                                       ----------       -----------
                                                                                     $ 22,448,150      $ 23,943,923
                                                                                      ===========       ===========
Liabilities And Stockholders' Equity
Current
   Checks issued against future deposits........................................       $  626,082        $  224,873
   Current maturities of  revolving line of credit (Note 2).....................        5,030,453         7,613,470
   Current maturities of long-term debt (Note 2)................................          767,372         1,070,274
   Accounts payable.............................................................          907,520           862,596
   Accrued expenses and other current liabilities (Note 3)......................        2,084,449         2,084,963
                                                                                       ----------       -----------
      Total current liabilities.................................................        9,415,876        11,856,176
                                                                                       ----------       -----------

Long-term debt (Note 2).........................................................        5,790,536         5,487,634
Commitments and Contingencies (Note 7)

Stockholders' Equity (Note 6)
   Preferred stock; $.0001 par value; 5,000,000 shares authorized, none
      outstanding...............................................................               --                --
   Common stock; $.0001 par value; 50,000,000 shares authorized, 12,311,366
      shares issued; 11,134,657 shares outstanding..............................            1,231             1,231
   Additional paid-in capital...................................................       43,658,853        43,658,853
   Accumulated deficit..........................................................     (34,095,475)      (34,737,100)
   Treasury stock, at cost (1,176,709 shares)...................................      (2,322,871)       (2,322,871)
                                                                                       ----------       -----------
      Total stockholders' equity................................................        7,241,738         6,600,113
                                                                                       ----------       -----------
                                                                                      $22,448,150       $23,943,923
                                                                                      ===========       ===========

                                    See accompanying notes to consolidated financial statements.




                           I.C. Isaacs & Company, Inc.
                Consolidated Statements of Operations (Unaudited)

                                                                                           Three Months Ended
                                                                                                March 31,
                                                                                          2002             2003
                                                                                     ------------      ------------
Net sales......................................................................      $ 20,156,508      $ 16,543,702
Cost of sales..................................................................        11,686,262        11,872,806
                                                                                     ------------      ------------
Gross profit...................................................................         8,470,246         4,670,896
                                                                                     ------------      ------------
Operating Expenses
   Selling.....................................................................         2,992,880         2,457,578
   License fees................................................................         1,443,042           927,563
   Distribution and shipping...................................................           700,952           596,573
   General and administrative..................................................         1,525,841         1,156,709
                                                                                     ------------      ------------
Total operating expenses.......................................................         6,662,715         5,138,423
                                                                                     ------------      ------------
Operating income (loss)........................................................         1,807,531         (467,527)
                                                                                     ------------      ------------
Other income (expense)
   Interest, net of interest income............................................         (171,371)         (229,783)
   Other, net..................................................................             6,147            55,685
                                                                                     ------------      ------------
Total other income (expense)...................................................         (165,224)         (174,098)
                                                                                     ------------      ------------

Net income (loss)..............................................................       $ 1,642,307       $ (641,625)
                                                                                     ============      ============

Basic earnings (loss) per share................................................         $    0.21        $   (0.06)
Weighted average shares outstanding............................................         7,834,657        11,134,657
Diluted earnings (loss) per share..............................................         $    0.21        $   (0.06)
Weighted average shares outstanding............................................         7,844,657        11,134,657

                                    See accompanying notes to consolidated financial statements.






                           I.C. Isaacs & Company, Inc.
                Consolidated Statements of Cash Flows (Unaudited)

                                                                                         Three Months Ended
                                                                                             March 31,
                                                                                ----------------------------------
                                                                                         2002             2003
Operating Activities
      Net income (loss).........................................................      $ 1,642,307       $ (641,625)
Adjustments to reconcile net income (loss) to net cash provided by (used in)
   operating activities
   Provision for doubtful accounts..............................................          105,349            30,731
   Write off of accounts receivable.............................................        (123,349)          (74,795)
   Provision for sales returns and discounts....................................          809,871           945,257
   Sales returns and discounts..................................................        (863,871)         (980,257)
   Depreciation and amortization................................................          364,755           211,724
   Loss on sale of assets.......................................................           40,705                --
(Increase) decrease in assets
   Accounts receivable..........................................................      (1,984,417)       (2,992,484)
   Inventories..................................................................          471,576         2,153,955
   Prepaid expenses and other...................................................           44,207         (232,095)
   Other assets.................................................................        (217,250)            36,569
Increase (decrease) in liabilities
   Accounts payable.............................................................        (432,173)          (44,924)
   Accrued expenses and other current liabilities...............................          269,539               514
                                                                                      -----------       -----------
Cash provided by (used in) operating activities.................................          127,249       (1,587,430)
                                                                                      -----------       -----------

Investing Activities
   Capital expenditures.........................................................         (19,346)          (16,560)
                                                                                      -----------       -----------
Cash used in investing activities...............................................         (19,346)          (16,560)
                                                                                      -----------       -----------
Financing Activities
   Checks issued against future deposits........................................        (156,878)         (401,209)
   Net borrowings on revolving line of credit...................................               --         2,583,017
   Principal payments on long-term debt.........................................        (283,179)                --
                                                                                      -----------       -----------
Cash (used in) provided by financing activities.................................        (440,057)         2,181,808
                                                                                      -----------       -----------

(Decrease) increase  in cash and cash equivalents...............................        (332,154)           577,818
Cash and Cash Equivalents, at beginning of period...............................          826,812           600,997
                                                                                      -----------       -----------
Cash and Cash Equivalents, at end of period.....................................       $  494,658       $ 1,178,815
                                                                                      ===========       ===========


                                   See accompanying notes to consolidated financial statements.

                           I.C. Isaacs & Company, Inc.
                         Summary of Accounting Policies

Basis of Presentation

     The consolidated financial statements include the accounts of I. C. Isaacs & Company, Inc. ("ICI"), I.C. Isaacs & Company L.P. (the "Partnership"), Isaacs Design, Inc. ("Design") and I. C. Isaacs Far East Ltd. (collectively, the "Company"). I.C. Isaacs Far East Ltd. did not have any significant revenue or expenses in 2002 or thus far in 2003. All intercompany balances and transactions have been eliminated.

Business Description

         The Company, which operates in one business segment, designs and markets a full collection of men's and women's jeanswear and sportswear under the Marithe and Francois Girbaud brand names and trademarks in the United States and Puerto Rico. The Marithe and Francois Girbaud brand is an internationally recognized designer label with a distinct European influence. The Company has positioned the Girbaud line with a broad assortment of products, styles and fabrications reflecting a contemporary look.

Interim Financial Information

         In the opinion of management, the interim financial information as of March 31, 2003 and for the three months ended March 31, 2002 and 2003 contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods. Results for interim periods are not necessarily indicative of results to be expected for an entire year.

         The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the consolidated financial statements, and the notes thereto, included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

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

Concentration of Credit Risk

         Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of trade accounts receivable. The Company's customer base is not concentrated in any specific geographic region, but is concentrated in the retail industry. For the three months ended March 31, 2003, sales to one customer accounted for 12.5% of total sales. For the three months ended March 31, 2002, sales to no one customer accounted for more than 10.0% of net sales. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

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

Income Taxes

         The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS 109"). Under SFAS 109, deferred taxes are determined using the liability method, which requires the recognition of deferred tax assets and liabilities based on differences between financial statement and income tax basis using presently enacted tax rates. The Company has estimated its annual effective tax rate at 0% based on its estimate of the utilization of existing net operating loss carryforwards to offset any pre-tax income it may generate.

Earnings (Loss) Per Share

         Earnings (loss) per share is based on the weighted average number of shares of common stock and dilutive common stock equivalents outstanding. Basic earnings (loss) per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity. Basic and diluted earning per share are the same for the three months ended March 31, 2002 because the impact of dilutive securities was not significant. Basic and diluted loss per share are the same for the three months ended March 31, 2003 because the impact of dilutive securities would be antidilutive. There were outstanding options to purchase 1,086,250 and 1,556,250 shares of common stock at

March 31, 2002 and 2003, respectively.


Recent Accounting Pronouncements

         In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination cost and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. Previous accounting guidance provided by EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" is replaced by this Statement. Statement 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company adopted this Statement on January 1, 2003 and the adoption had no effect on the Company's financial statements for the period ended March 31, 2003.

                           I.C. Isaacs & Company, Inc.
             Notes to Consolidated Financial Statements (Unaudited)

1. Inventories


                                                                                   December 31,       March 31,
                                                                                 ---------------- -----------------
Inventories consist of the following:                                                  2002             2003

Raw Materials.......................................................                  $ 1,418,225        $  617,266
Work-in-process.....................................................                      545,660           358,994
Finished Goods......................................................                    4,479,689         3,313,359
                                                                                      -----------       -----------
                                                                                      $ 6,443,574       $ 4,289,619
                                                                                      ===========       ===========

2. Long-term Debt

         The Company has an asset-based revolving line of credit (the "Credit Agreement") with Congress Financial Corporation ("Congress"). In December 2002 and again in March 2003, the Credit Agreement was amended to extend the term through December 31, 2004. The amended Credit Agreement provides that the Company may borrow up to 80.0% of net eligible accounts receivable and a portion of inventory, as defined in the Credit Agreement. Borrowings under the Credit Agreement may not exceed $20.0 million including outstanding letters of credit which are limited to $6.0 million from May 1 to September 30 of each year and $4.0 million for the remainder of each year, and bear interest at the lender's prime rate of interest plus 2.0% (effectively 6.25% at March 31, 2003). Outstanding letters of credit approximated $1.3 million at March 31, 2003. In connection with amending the Credit Agreement in December 2002, the Company paid Congress a financing fee of $250,000, one half of which was paid at the time of closing and the other half of which was paid in February 2003. This financing fee is being amortized over 24 months beginning January 2003. In connection with amending the Credit Agreement in March 2003 to amend the restrictive covenants, the Company paid an additional $75,000. This financing fee will be amortized over the remaining months of fiscal 2003. Under the terms of the Credit Agreement the Company is required to maintain minimum levels of working capital and tangible net worth. There can be no assurance that the Company will continue to comply with these covenants during the remainder of 2003 or thereafter.

     On May 6, 2002, Textile Investment International S.A. ("Textile"), an affiliate of the licensor to the Company of the Girbaud brand, acquired a note payable issued by the Company from a former licensor. On May 21, 2002, Textile exchanged this note for an amended and restated note (the "Replacement Note"), which deferred the original note's principal payments and extended the maturity date until 2007. The Replacement Note is subordinated to the rights of Congress under the Agreement. Due to certain availability requirements of the Credit Agreement not being met, the December 2002 and March 2003 Replacement Note payments have not been made.

3. Accrued Expenses


                                                                                       December 31,        March 31,
Accrued expenses consist of the following:                                                2002               2003
                                                                                      ------------        -----------

Royalties                                                                              $  375,000        $  802,563
Accrued interest                                                                          194,687           325,539
Severance benefits                                                                        426,022           302,403
Accrued professional fees                                                                 197,000           138,752
Sales commissions payable                                                                  12,283           124,438
Accrued compensation                                                                      115,624           111,964
Customer credit balances                                                                   85,265           108,911
Payroll tax withholdings                                                                   52,605            90,115
Selling bonuses                                                                           313,808            21,587
Property taxes                                                                             46,155            20,000
Other                                                                                      21,000            38,691
Financing fees                                                                            125,000                --
Insurance premium payable                                                                 120,000                --
                                                                                      -----------        ----------

                                                                                      $ 2,084,449       $ 2,084,963
                                                                                      ===========       ===========

4. Income Taxes

         The Company has estimated its annual effective tax rate at 0% based on its estimate of the utilization of existing net operating loss carryforwards to offset any pre-tax income it may generate. The Company has net operating losses of approximately $45,805,000 which begin to expire in 2013.

5. Earnings (Loss) Per Share

         Earnings (loss) per share is based on the weighted average number of shares of common stock and dilutive common stock equivalents outstanding. Basic earnings (loss) per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution of securities that could share in the earnings (loss) of an entity. The following table presents a reconciliation between the weighted average shares outstanding for basic and diluted loss per share for the three months ended March 31, 2002. Basic and diluted earnings per share are the same for the three months ended March 31, 2003 because the impact of dilutive securities was not significant.


                                                                                                         Per Share
Three Months Ended March 31, 2002:                                   Net Income          Shares          Amount
Basic earnings per share:                                            ----------          ------          ---------
Net income attributable to common shareholders................       $ 1,642,307        7,834,657             $0.21
Effect of dilutive options....................................                             10,000
Dilutive earnings per share...................................       $ 1,642,307        7,844,657             $0.21


6. Stock Options

         In May 1997, the Company adopted the 1997 Omnibus Stock Plan. Under the 1997 Omnibus Stock Plan, the Company may grant qualified and nonqualified stock options, stock appreciation rights, restricted stock or performance awards, payable in cash or shares of common stock, to selected employees. The Company has reserved 1,600,000 shares of common stock for issuance under the 1997 Omnibus Stock Plan, as amended. Based on the terms of the option agreement, the options vest at the end of the first, second or third year and expire either 5 or 10 years from the date of grant or upon termination of employment. In the first three months of 2003, options to purchase 275,000 shares of common stock were granted. There was no stock option activity in the first three months of 2002. There were outstanding options to purchase 1,086,250 and 1,556,250 shares of common stock at March 31, 2002 and 2003, respectively.

         The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS 123"), but applies the intrinsic value method set forth in Accounting Principles Board Opinion No. 25. For stock options granted to employees in the first quarter of 2003, the Company has estimated the fair value of each option granted using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rate of 2.91% and 2.78% for 25,000 and 250,000 options granted at February 15, 2003 and March 31, 2003, respectively, expected volatility of 75%, expected option life of 5 years and no dividend payment expected for 2003. Using these assumptions, the fair value of the stock options granted in 2003 is $0.42 per stock option.

         If the Company had elected to recognize compensation expense based on the fair value at the grant dates, consistent with the method prescribed by SFAS No. 123, net income per share would have been changed to the pro forma amount indicated below:

                                                                                    Three Months Ended March 31,
                                                                                    ---------------------------
                                                                                       2002            2003
                                                                                    -----------     -----------

Net income (loss) attributable to common stockholders, as reported                  $ 1,642,307     $ (641,625)

          Less: Total stock based employee compensation expense determined
          under the fair value based method for all awards                              (5,083)        (15,274)
                                                                                    -----------     -----------

 Pro forma net income (loss) attributable to common stockholders                    $ 1,637,224     $ (656,899)
                                                                                    ===========     ===========

 Basic and diluted net income (loss) per common share, as reported                       $ 0.21        $ (0.06)

 Basic and diluted net income (loss) per common share, pro forma                         $ 0.21        $ (0.06)


7. Commitments and Contingencies

         The Company has entered into an exclusive license agreement with Latitude Licensing Corp. (the "Licensor"), to manufacture and market men's jeanswear, casual wear, outerwear and active influenced sportswear under the Girbaud brand and certain related trademarks in the United States, Puerto Rico, and the U.S. Virgin Islands. In June 2002, the Company notified Latitude of its intention to extend the agreement through 2007. Under the agreement as amended, the Company is required to make royalty payments to the licensor in an amount equal to 6.25% of net sales of regular licensed merchandise and 3.0% of certain irregular and closeout licensed merchandise. The Company is obligated to pay the greater of actual royalties earned or minimum guaranteed annual royalties of $3,000,000 through 2007. In February 2003, Latitude and the Company agreed to defer the December 2002 and January 2003 royalty payments of $250,000 each to October and November 2003, respectively. The Company is required to spend the greater of an amount equal to 3% of Girbaud men's net sales or $500,000 in advertising and related expenses promoting the men's Girbaud brand products in each year through the term of the Girbaud men's agreement.

         The Company has entered into an exclusive license agreement with Latitude Licensing Corp, to manufacture and market women's jeanswear, casual wear, and active influenced sportswear under the Girbaud brand and certain related trademarks in the United States, Puerto Rico, and the U.S. Virgin Islands. In June 2002, the Company notified Latitude of its intention to extend the agreement through 2007. Under the agreement as amended, the Company is required to make royalty payments to the licensor in an amount equal to 6.25% of net sales of regular licensed merchandise and 3.0% of certain irregular and closeout licensed merchandise. The Company is obligated to pay the greater of actual royalties earned or minimum guaranteed annual royalties of $1,500,000 through 2007. In February 2003, Latitude and the Company agreed to defer the December 2002 and January 2003 royalty payments of $125,000 each to October and November 2003 respectively and to reduce the 2003 minimum guaranteed royalty payments by $450,000 to $1,050,000. The Company is required to spend the greater of an amount equal to 3% of Girbaud women's net sales or $400,000 in advertising and related expenses promoting the women's Girbaud brand products in each year through the term of the Girbaud women's agreement. In addition, while the agreement is in effect the Company is required to pay $190,000 per year to the licensor for advertising and promotional expenditures related to the Girbaud brand.

         Total license fees on Girbaud sportswear sales amounted to $1,443,042 and $927,563 for the three months ended March 31, 2002 and 2003, respectively.

         The Company is party to employment agreements with executive officers and other key employees which provide for specific levels of compensation and certain other benefits including severance provisions.

         The Company has the following contractual obligations as of March 31, 2003:


 Schedule of certain contractual obligations:          Payments Due By Period
                                                       ----------------------------------------------------------------
                                        Total             Current         1-3 years        4-5 years     After 5 years
                                   -----------------   --------------  ----------------  --------------  --------------
Girbaud license obligations *          $ 21,925,000      $ 5,050,000       $ 9,000,000     $ 7,875,000              --
Employment agreements                     3,645,000        1,335,000         2,310,000              --              --
Consulting obligations *                  1,575,000          450,000           600,000         525,000              --
                                   -----------------    --------------  ----------------  --------------  --------------
Total contractual obligations      $     27,145,000      $ 6,835,000       $11,910,000     $ 8,400,000              --
                                   =================   ==============  ================  ==============  ==============


(*) Adjusted to account for the deferrals, reductions and waivers of the Consultants' Fees and royalty obligations mentioned above.

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

         "I.C. Isaacs " is a trademark of the Company. All other trademarks or service marks, including "Girbaud " and "Marithe and Francois Girbaud " (collectively, "Girbaud"), " appearing in this Form 10-Q are the property of their respective owners and are not the property of the Company.

Significant Accounting Policies and Estimates

         The Company's significant accounting policies are more fully described in its Summary of Accounting Policies to the Company's consolidated financial statements. The preparation of financial statements in conformity with accounting principles generally accepted within the United States requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying financial statements and related notes. In preparing these financial statements, management has made its best estimates and judgements of certain amounts included in the financial statements, giving due consideration to materiality. The Company does not believe there is a great likelihood that materially different amounts would be reported related to the accounting policies described below; however, application of these accounting policies involves the exercise of judgement and the use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.

         The Company evaluates the adequacy of its allowance for doubtful accounts at the end of each quarter. In performing this evaluation, the Company analyzes the payment history of its significant past due accounts, subsequent cash collections on these accounts and comparative accounts receivable aging statistics. Based on this information, along with consideration of the general strength of the economy, the Company develops what it considers to be a reasonable estimate of the uncollectible amounts included in accounts receivable. This estimate involves significant judgement by the management of the Company. Actual uncollectible amounts may differ from the Company's estimate.

         The Company estimates inventory markdowns based on customer orders sold below cost, to be shipped in the following period and on the amount of similar unsold inventory at period end. The Company analyzes recent sales and gross margins on unsold inventory in further estimating inventory markdowns. These specific markdowns are reflected in cost of sales and the related gross margins at the conclusion of the appropriate selling season. This estimate involves significant judgement by the management of the Company. Actual gross margins on sales of excess inventory may differ from the Company's estimate.

Results of Operations

         The following table sets forth, for the periods indicated, the percentage relationship to net sales of certain items in the Company's consolidated financial statements for the periods indicated.


                                                                                                Three Months
                                                                                                Ended March 31,
                                                                                                2003         2002
                                                                                               ------       -------
Net sales...............................................................................       100.0%        100.0%
Cost of sales...........................................................................         72.1          58.0
                                                                                               ------        ------
Gross profit............................................................................         27.9          42.0
Selling expenses........................................................................         15.2          14.8
License fees............................................................................          5.5           7.3
Distribution and shipping expenses......................................................          3.6           3.4
General and administrative expenses.....................................................          7.3           7.5
Operating income (loss).................................................................         (3.0)%         9.0%
                                                                                               =======       ======


Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

Net Sales.

         Net sales decreased 18.3% to $16.5 million in the three months ended March 31, 2003 from $20.2 million in the three months ended March 31, 2002 The Company believes that the decrease was due to the sluggish retail environment and the late presentation of the 2003 spring line. Net sales of the Girbaud men's product line decreased $2.8 million, or 16.2% to $14.5 million while the Girbaud women's product line decreased $0.8 million, or 28.6% to $2.0 million

Gross Profit.

     Gross profit decreased 44.7% to $4.7 million in the three months ended March 31, 2003 from $8.5 million in the three months ended March 31, 2002. Gross profit as a percentage of net sales decreased from 42.0% to 27.9% over the same period. The decrease in gross profit is a result of lower sales volumes and sales of goods to off-price retailers at substantially reduced gross profit margins.

Operating Expenses

         Operating expenses decreased 23.9% to $5.1 million in the three months ended March 31, 2003 from $6.7 million in the three months ended March 31, 2002. As a percentage of net sales, operating expenses decreased to 30.9% from 33.2% over the same period due to overall reduced operating expenses. Selling expenses decreased primarily as a result of commissions earned on lower net sales, reduced selling bonuses and reduced advertising expenses. Advertising expenditures decreased $0.1 million to $0.1 million from $0.2 million in the first quarter of 2003 compared to the first quarter of 2002. The Company is required to spend the greater of an amount equal to 3% of Girbaud net sales or $900,000 in advertising and related expenses promoting the Girbaud brand products in each year through the term of the Girbaud agreements. License fees decreased $0.5 million to $0.9 million in the three months ended March 31, 2003 from $1.4 million in the three months ended March 31, 2002. As a percentage of net sales, license fees decreased to 5.5% from 6.9%. The decrease in license fees as a percentage of net sales is primarily due to the decrease in net sales levels and a reduction of the 2003 minimum guaranteed annual royalty payments associated with the women's Girbaud product offering. See Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Credit Facilities. Distribution and shipping decreased 14.3% to $0.6 million in the three months ended March 31, 2003 from $0.7 million in the three months ended March 31, 2002. The decrease is a result of reduced personnel costs associated with lower net sales. General and administrative expenses decreased 20.0% to $1.2 million in the three months ended March 31, 2003 from $1.5 million in the three months ended March 31, 2002. The decrease is attributable to a decrease in personnel costs and professional fees for the three months ended March 31, 2003.

Operating Income (Loss).

         Operating income decreased $2.3 million to an operating loss of $0.5 million in the three months ended March 31, 2003 from operating income of $1.8 million in the three months ended March 31, 2002. The deterioration is due to lower gross profit margins on lower net sales partially offset by a reduction of S,G&A expenses.

Interest Expense.

         Interest expense remained unchanged at $0.2 million in the three months ended March 31, 2003 and 2002.

Income Taxes.

         The Company has estimated its annual effective tax rate at 0% based on its estimate of pre-tax income for 2003. Also, the Company has net operating loss carryforwards of approximately $45.8 million, which begin to expire in 2013, for income tax reporting purposes for which no income tax benefit has been recorded due to the uncertainty over the level of future taxable income.

Liquidity and Capital Resources

         The Company has relied primarily on asset-based borrowings, internally generated funds and trade credit to finance its operations. The Company's capital requirements primarily result from working capital needed to support increases in inventory and accounts receivable. The Company's working capital decreased significantly during the first three months of 2003 compared to the first three months of 2002, primarily due to a cumulative net loss of $7.2 million over the four quarters ended March 31, 2003. As of March 31, 2003, the Company had cash and cash equivalents, including temporary investments, of $1.2 million and working capital of $5.4 million compared to $0.5 million and $12.7 million, respectively, as of March 31, 2002.

Operating Cash Flow

         Cash used in operations totaled $1.6 million for the first three months of 2003, compared with cash provided by operations of $0.1 million for the same period of 2002. This is primarily due to the net loss of $0.6 million and increases in accounts receivable, prepaid and other expenses and a decrease in accounts payable partially offset by a decreases in inventory. Cash used for investing activities was insignificant for the first three months of 2003. Cash provided by financing activities totaled $2.2 million for the first three months of 2003, resulting primarily from borrowings on the Company's revolving line of credit offset by a decrease in checks issued against future deposits.

         Accounts receivable increased $3.0 million from December 31, 2002 to March 31, 2003 compared to an increase of $2.0 million from December 31, 2001 to March 31, 2002. Inventory decreased $2.2 million from December 31, 2002 to March

31, 2003 compared to a decrease of $0.5 million from December 31, 2001 to March 31, 2002. Capital expenditures were insignificant for the first three months of 2003 and 2002.

Credit Facilities

         The Company has an asset-based revolving line of credit (the "Credit Agreement") with Congress Financial Corporation ("Congress"). In December 2002 and again in March 2003, the Credit Agreement was amended to extend the term through December 31, 2004. The amended Credit Agreement provides that the Company may borrow up to 80.0% of net eligible accounts receivable and a portion of inventory, as defined in the Credit Agreement. Borrowings under the Credit Agreement may not exceed $20.0 million including outstanding letters of credit which are limited to $6.0 million from May 1 to September 30 of each year and $4.0 million for the remainder of each year, and bear interest at the lender's prime rate of interest plus 2.0% (effectively 6.25% at March 31, 2003). Outstanding letters of credit approximated $1.3 million at March 31, 2003. In connection with amending the Credit Agreement in December 2002, the Company paid Congress a financing fee of $250,000, one half of which was paid at the time of closing and the other half of which was paid in February 2003. This financing fee is being amortized over 24 months beginning January 2003. Under the terms of the Credit Agreement the Company is required to maintain minimum levels of working capital and tangible net worth. There can be no assurance that the Company will continue to comply with these covenants during the remainder of 2003 or thereafter.


     In connection with amending the Credit Agreement in February 2003, the Licensor and the Company agreed to:

-    defer the December 2002 and January 2003 royalty  payments of $250,000 each
     under  the  Girbaud   Men's   Agreement  to  October  and   November   2003
     respectively;

- defer the December 2002 royalty payment of $125,000 under the Girbaud Women's Agreement to October 2003;

- reduce the 2003 minimum guaranteed annual royalty payments by $450,000 to $1,050,000 by paying $25,000 each in of the months of April and May, 2003; $125,000 in each of the months of June, July, August, September, October and December, 2003; and $250,000 in November 2003;

- defer payment of approximately $94,000 of Consultants' Fees which became due in December 2002 under the Girbaud Men's and Women's Agreements and pay $30,000 of that amount in February 2003 and the balance in August 2003; and

- reduce the Consultants' Fees payable in 2003 from $300,000 to $100,000 and waive payment of approximately $97,000 that the Company owed for samples provided by Girbaud.


         The Company extends credit to its customers. Accordingly, the Company may have significant risk in collecting accounts receivable from its customers. The Company has credit policies and procedures which it uses to minimize exposure to credit losses. The Company's collection personnel regularly contact customers with receivable balances outstanding beyond 30 days to expedite collection. If these collection efforts are unsuccessful, the Company may discontinue merchandise shipments until the outstanding balance is paid. Ultimately, the Company may engage an outside collection organization to collect past due accounts. Timely contact with customers has been effective in reducing credit losses. The Company's credit losses were $0.1 million each for the first three months of 2003 and 2002 and the Company's actual credit losses as a percentage of net sales were 0.6% and 0.5%, respectively.

The Company has the following contractual obligations and commercial commitments as of March 31, 2003:

 Schedule of contractual obligations:

                                                              Payments Due By Period
                               --------------------------------------------------------------------------------------
                                    Total          Less than 1        1-3 years         4-5 years      After 5 years
                                                      year
                               ----------------  ----------------  ----------------  ----------------  --------------
Revolving line of credit       $    7,613,470    $    7,613,470          $--                  $   --          $   --
Long term debt                       6,557,908         1,070,274         2,652,071         2,835,563              --
Operating leases                       414,995           339,280            46,052            29,663              --
Girbaud license obligations *       21,925,000         5,050,000         9,000,000         7,875,000              --
Employee agreements                  3,645,000         1,335,000         2,310,000                                --
Consulting obligations *             1,575,000           450,000           600,000           525,000              --
                               ----------------  ----------------  ----------------  ----------------  --------------
Total contractual cash
obligations                       $ 41,731,373       $15,858,024       $14,608,123       $11,265,226          $   --
                               ================  ================  ================  ================  ==============

(*) Adjusted to account for the deferrals, reductions and waivers of the Consultants' Fees, royalty and other payment obligations mentioned above


 Schedule of commercial commitments:

                                 Amount of Commitment Expiration Per Period
                                 --------------------------------------------------------------------------------------
                                      Total        Less than 1 year      1-3 years       4-5 years     After 5 years
                                 ----------------  ------------------  --------------  --------------  --------------
Line of credit  ** (including
letters of credit)               $  20,000,000     $     20,000,000    $      --         $      --        $    --
                                 ----------------  ------------------  --------------  --------------  --------------

Total commercial commitments
                                 $  20,000,000          $ 20,000,000   $      --         $      --        $    --
                                 ================  ==================  ==============  ==============  ==============


(**) At March 31, 2003, the Company had $7.6 million of borrowings and outstanding letters of credit of approximately $1.3 million under the Credit Agreement.

         The Company believes that current levels of cash and cash equivalents ($1.2 million at March 31, 2003) together with cash from operations and funds available under its Agreement, will be sufficient to meet its capital requirements for the next 12 months.

Backlog and Seasonality

         The Company's business is impacted by the general seasonal trends that are characteristic of the apparel and retail industries. In the Company's segment of the apparel industry, sales are generally higher in the first and third quarters. Historically, the Company has taken greater markdowns in the second and fourth quarters. The Company generally receives orders for its products three to five months prior to the time the products are delivered to stores. As of March 31, 2003 the Company has unfilled orders of approximately $11.0 million, compared to $21.7 million of such orders as of March 31, 2002. The backlog of orders at any given time is affected by a number of factors, including seasonality, weather conditions, scheduling of manufacturing and shipment of products. As the time of the shipment of products may vary from year to year, the results for any particular quarter may not be indicative of the results for the full year.

Impact of Recent Accounting Pronouncements

         In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination cost and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. Previous accounting guidance provided by EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" is replaced by this Statement. Statement 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company adopted this Statement on January 1, 2003 and the adoption had no effect on the Company's financial statements for the period ended March 31, 2003.


Item 3. Quantitative and Qualitative Disclosures about Market Risk

         The Company's principal market risk results from changes in floating interest rates on short-term debt. The Company does not use interest rate swap agreements to mitigate the risk of adverse changes in the prime interest rate. However, the impact of a 100 basis point change in interest rates affecting the Company's short-term debt would not be material to the net income, cash flow or working capital. The Company does not hold long-term interest sensitive assets and therefore is not exposed to interest rate fluctuations for its assets. The Company does not hold or purchase any derivative financial instruments for trading purposes.

Item 4. Controls and Procedures

         Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic SEC filings. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's controls subsequent to the date of that evaluation, and no corrective actions with regard to significant deficiencies and material weaknesses.

PART II--OTHER INFORMATION

Item 1. Legal Proceedings

         In February 2003, an action entitled B2 Worldwide, Inc. v I.C. Isaacs & Company, Inc. was commenced against the Company in the United States District Court for the District of New Jersey under Case No. 03 CV 718 (JBS). The plaintiff, a designer and manufacturer of men's sportswear, alleges that the Company promised to give it orders for the manufacture of men's sportswear to be marketed by the Company in the Spring of 2003 under the Girbaud label. The complaint seeks unspecified damages in excess of $75,000. The Company intends to interpose an answer to the complaint denying all of the material allegations of the complaint and to vigorously defend itself in the action.

Item 2. Changes in Securities and Use of Proceeds

         None.

Item 3. Defaults Upon Senior Securities

         None.

Item 4 Submission of Matters to a Vote of Security Holders

         None.

Item 5. Other Information

         None.

Item 6. Exhibits and Reports on Form 8-K.

         (a) Exhibits.

          10.112 Employment Agreement dated the 31st day of March, 2003 between I.C. Isaacs & Company, L.P. and Robert Conologue

          10.113 Employment Agreement dated the 15th day of February, 2003 between I.C. Isaacs & Company, L.P. and Sandra Finkelstein

          10.114 Amendment dated as of May 15th, 2003 to the Amended and Restated Employment Agreement between I.C. Isaacs & Company, L.P. and Daniel J. Gladstone

          10.115 Amendment dated as of March 31st, 2003 to the Amended and Restated Employment Agreement between I.C. Isaacs & Company, L.P. and Eugene C. Wielespki

          10.116 Consulting Agreement made as of the 31st day of March 31st, 2003 between I.C. Isaacs & Company, L.P. and Societe de Finance et d'Investissement, SA

          99.1 Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

         (b) Reports on Form 8-K.

                  The Company filed a report on Form 8-K on February 5, 2003 that disclosed that Staffan Ahrenberg had been elected as Chairman of the Board of Directors of the Company following the resignation of Robert J. Arnot, and that Mr. Arnot also had resigned as a director, Chief Executive Officer and President of the Company effective as of February 6, 2003.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    I.C. ISAACS & COMPANY, INC

Dated May 15, 2003                     BY:  /S/ Daniel J. Gladstone
                                       -----------------------------
                                         Daniel J. Gladstone
                                         President and Chief Executive Officer


Dated: May 15, 2003                    BY: /S/ Robert Conologue
                                       -----------------------------
                                       Robert Conologue
                                       Chief Operating Officer and Chief
                                       Financial Officer
                                      (Principal Financial Officer)

                            Certification Pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002


I, Daniel J. Gladstone, certify that:

         1. I have reviewed the quarterly report on Form 10-Q of I.C. Isaacs & Company, Inc. for the period ended March 31, 2003 (this "Report");

         2. Based on my knowledge, this Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Report;

         3. Based on my knowledge, the financial statements, and other financial information included in this Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Report is being prepared;

                  (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Report (the "Evaluation Date"); and

                  (c) presented in this Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

                  (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  May 15, 2003

                                      /s/ Daniel J. Gladstone
                                      --------------------------------------
                                      Daniel J. Gladstone, President and CEO

                            Certification Pursuant to
            Section 302 of the Sarbanes-Oxley Act of 2002 (Continued)


I, Robert Conologue, certify that:

         1. I have reviewed the quarterly report on Form 10-Q of I.C. Isaacs & Company, Inc. for the period ended March 31, 2003 ("this Report");

         2. Based on my knowledge, this Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Report;

         3. Based on my knowledge, the financial statements, and other financial information included in this Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Report is being prepared;

                  (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Report (the "Evaluation Date"); and

                  (c) presented in this Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

                  (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  May 15, 2003

                                         /s/ Robert Conologue
                                         ------------------------------
                                         Robert Conologue, COO and CFO