Form 10-K/A
period 2002-12-31
IC ISAACS & CO INC
filed 2003-05-21
CIK 1041179

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

           As of March 28, 2003, the aggregate market value of the outstanding shares of the Registrant's Common Stock held by non-affiliates was approximately $6,012,713 based on the average closing price of the Common Stock as reported by the OTC Bulletin Board on March 28, 2003. Determination of affiliate status for this purpose is not a determination of affiliate status for any other purpose.

           As of March 28, 2003, 11,134,657 shares of Common Stock were outstanding.

                       Documents Incorporated by Reference

None.

                           I.C. ISAACS & COMPANY, INC.

                           FORM 10-K/A Amendment No. 1

                       Fiscal Year Ended December 31, 2002

                                EXPLANATORY NOTE

           This Amendment No. 1 to the Annual Report on Form 10-K of I.C. Isaacs & Company, Inc. (the "Company") amends the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002, originally filed on April 4, 2003 (the "Original Filing"). The Company is refiling a portion of Part III to include the information required by Items 10, 11, 12 and 13 of Part III because the Company's proxy statement will not be filed within 120 days of the end of the Company's fiscal year ended December 31, 2002. In addition, in connection with the filing of this Amendment and pursuant to the rules of the Securities and Exchange Commission, the Company is including with this Amendment certain currently dated certifications.

           Except as described above, no other changes have been made to the Original Filing. This Amendment continues to speak as of the date of the Original Filing, and the registrant has not updated the disclosures contained therein to reflect any events that occurred at a date subsequent to the filing of the Original Filing. The filing of this Form 10-K/A is not a representation that any statements contained in items of Form 10-K other than Part III Items 10, 11, 12, and 13 are true or complete as of any date subsequent to the date of the Original Filing.


                                TABLE OF CONTENTS

                                                               PART III                                                    Page

ITEM 10.            DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.............................................              3
ITEM 11.            EXECUTIVE COMPENSATION......................................................................              9
ITEM 12.            SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.............................              12
ITEM 13.            CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.............................................              14

SIGNATURE.......................................................................................................             17

CERTIFICATIONS..................................................................................................             18



                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

           The Board of Directors is currently composed of nine directors, divided into three classes. Each class of directors is elected for a term of office to expire at the third succeeding annual meeting of stockholders of the company after their election and until their respective successors are elected and qualified. The following table sets forth certain information about our current directors and executive officers:

Staffan Th. Ahrenberg

Chairman of the Board and consultant to the Company

Class I Director since 2002 (term expires in financing of motion pictures and


Age: 45

     Mr. Ahrenberg has been a consultant to Societe de Finance et D'Investissement S.A. ("SFI"), which provides multinational companies engaged in the food processing, media and fashion industries with investment opportunities and investment advisory services, and Saga Enterprises Holding Corp., which provides the motion picture industry with services regarding the development, production, acquisition, sale and other intellectual property. We have a written
2004) agreement with SFI through which we receive consulting services from Mr. Ahrenberg. See "Certain Relationships and Related Transactions."


Olivier Bachellerie

President and Director General of GI
Promotion and Cravatatakiller S.A.

Class III Director since 2002 (term expires in 2003)

Age: 41

     Mr. Bachellerie has served since 1997 as President and Director General of GI Promotion and Cravatatakiller S.A., and as President of Fashion Services of America, Inc., each of which is beneficially owned by Marithe Bachellerie and Francois Girbaud. Mr. Bachellerie is the son of Marithe Bachellerie, who together with Mr. Girbaud, indirectly own and possess the right to vote approximately 42% of the company's outstanding shares of common stock.


Robert J. Conologue

Chief Operating Officer and
Chief Financial Officer

Age: 54

Mr. Conologue joined us as our Chief Operating Officer and Chief Financial Officer in February 2003. Between 2000 and 2002, he served as Executive Vice President and Chief Financial Officer of Interiors, Inc., a $250 million manufacturer, marketer and retailer of decorative accessories for the home. Between 1997 and 2000, Mr. Conologue worked for The Warnaco Group, Inc., a $2.1 billion global apparel company, starting as Chief Financial Officer of Calvin Klein Jeanswear (1997 - 1998), and then serving as Senior Vice President - Finance of the parent company and as Chief Operating Officer of the Calvin Klein Divisions (1998 - 2000).

Rene Faltz

Senior Partner, Cabinet
D'Avocats Rene Faltz

Class I Director  since 2002 (term expires in
2004)

Age: 49

     Mr. Faltz has practiced law in the Grand Duchy of Luxembourg since 1976. He has been with Cabinet D'Avocats Rene Faltz since March 2000 after leaving the firm of Faltz & Kremer. Mr. Faltz is one of the Managing Directors of, and serves as counsel to, several companies that are beneficially owned by Marithe Bachellerie and Francois Girbaud in connection with the conduct of their business activities as designers and marketers of clothing and other items bearing the various Girbaud trademarks.

Sandra Finkelstein

Senior Vice President of Merchandising -
Girbaud Division

Age: 41

Ms. Finkelstein was Executive Vice President of Warnaco's Calvin Klein
Jeans Division from 1998 - January 2003. Between 1996 and 1998, she was Design Manager at the J. Crew Group.



Neal J. Fox

Consultant

Director since Class I Director since 1998
(term expires in 2004)

Age: 68

     Mr. Fox has held senior management positions at Neiman Marcus, Bergdorf Goodman and I. Magnin. From 1983 to 1988, he was employed by Garfinkel's, Raleigh & Co., or its predecessor, most recently as Chairman and Chief Executive Officer, and was also a principal shareholder of that company. From 1989 through March 1999, Mr. Fox served as the President and Chief Executive Officer of Sulka, an international menswear retailer. In 1999, Mr. Fox founded NJF Associates, Inc., a consulting firm specializing in brand management and business development for the apparel, accessories, and luxury goods industries. Since May 2000, Mr. Fox has served as a director and consultant for Today's Man, a 30 unit menswear retailer. In March, 2003, Today's Man filed a petition under Chapter 11 of the US Bankruptcy Code.

Daniel J. Gladstone

President of the Company

Class II Director since 1999 (term expires in 2005)

Age: 46

     Mr. Gladstone was President of the Company's Girbaud Division from January 1999 - February 2003, and was appointed President of the Company in March 2003. He served as President of Calvin Klein Jeans at Warnaco, Inc. from 1997 to 1998 and as President of Calvin Klein Jeans at Designer Holding Ltd. from 1994 to 1997


Jon Hechler

President, T. Eliot, Inc.

Class II Director since 1984 (term expires in 2005)

Age: 50


     Mr. Hechler was employed by Ira J. Hechler and Associates, an investment company, from 1980 to 1999. He is President of T. Eliot, Inc., a manufacturer of bathroom equipment.

Roland Loubet

Chief Executive Officer of
Cedrico, S.A.

Class II Director since 2002 (term expires in 2005)

Age: 61


     Mr. Loubet has been employed as the Chief Executive Officer and sole owner of Cedrico, S.A., a manufacturer and marketer of women's clothing, since 1997





Robert Stephen Stec

Chairman and Chief Executive Officer of
Lexington Home Brands

Class III Director since 2002 (term expires 2003)

Age: 48


     Mr. Stec was Division President of VF Corporation and had sole responsibility for VF's Girbaud division in the United States from 1989 through 1993. From 1996 to 1998, he served as President of London Fog Industries, Inc., a leading manufacturer and marketer of branded outerwear. During 1997 and 1998, Mr. Stec served as a part-time consultant to Girbaud Design, Inc. and certain of its affiliates. In 1999, Mr. Stec served as a consultant to London Fog for several months. Mr. Stec in has been employed as President and Chief Executive Officer of Lexington Home Brands, a leading branded marketer of home furnishings, since 1999.


Eugene C. Wielepski

Vice President - Finance;
 Treasurer and Secretary


Age: 56

     Mr. Wielepski was a director of the Company from 1991 - May, 2002. He was Vice President - Finance and Chief Financial Officer of the Company from 1991 - April 2003. Since that date, he has been our Vice President - Finance. He has also held the positions of Secretary and Treasurer since 1976. From 1976 to 1990 he was Controller. He is a Certified Public Accountant and has been employed by the Company since 1973.


DIRECTORS' COMPENSATION

           Directors who are employed by us or any of our subsidiaries receive no compensation for serving on the Board of Directors. Directors who are not so employed (the "Outside Directors") receive an annual retainer fee of $10,000 for their services and attendance fees of $750 per Board or committee meeting attended. The Chairman of the Audit Committee receives an additional $10,000 for the services he renders in that capacity. All directors are reimbursed for expenses incurred in connection with attendance at Board or committee meetings. In addition, members of the Board of Directors are eligible to participate in our Plan. In 2002, Outside Directors were awarded non-qualified stock options to purchase an aggregate of 210,000 shares of common stock at an exercise price of $0.58 per share. Those options shall not vest, and therefore, shall not be exercisable, until December 2004.

BOARD COMMITTEES AND MEETINGS

           The Board of Directors currently has standing Audit and Compensation Committees. The Audit Committee has a written charter approved by the Board.

           During 2002, as a result of our stockholders' approval of the Framework Agreement and the Stockholders Agreement, the composition of our Board changed, and that change also resulted in changes in the composition of both committees.

           From January 1, 2002 until mid-May, 2002, the Audit Committee was comprised of Ronald S. Schmidt, Chairman, Neal J. Fox and Anthony J. Marterie. In mid-May, 2002, Mr. Martarie resigned and was replaced by Jon Hechler. After the 2002 Annual Meeting of Stockholders, the new Board appointed a new Audit Committee consisting of Mr. Fox, as Chairman, and Jon Hechler, Roland Loubet and Robert Stec.

           From January 1, 2002 until the 2002 Annual Meeting, the Compensation Committee consisted of Messrs. Hechler (Chairman), Schmidt and Fox. After the 2002 Annual Meeting, the new Board appointed a new Compensation Committee consisting of Messrs. Hechler, as Chairman, Fox, Loubet and Stec.

           The Audit Committee assists the Board of Directors in its general oversight of the company's financial reporting, internal controls and audit functions. During 2002, the Audit Committee held four meetings.

           The Compensation Committee administers our Amended and Restated Omnibus Stock Plan (the "Plan"), including the review and grant of stock options to officers and other employees under the Plan. The Compensation Committee also reviews and approves various other company compensation policies and matters, and reviews and approves salaries and other matters relating to compensation of the executive officers of the company. The Compensation Committee held two meetings during 2002.

           The Board of Directors held 12 meetings during 2002. Each director is expected to attend each meeting of the Board and the committees on which he serves. In addition to meetings, the Board and its committees review and act upon matters through written consent procedures. No director attended less than 75% of all the meetings of the Board and the committees on which he served in 2002.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE IN CONTROL
ARRANGEMENTS

Robert J. Arnot

           In April 2002, our wholly owned subsidiary, I.C. Isaacs & Company, L.P. (the "LP") entered into an amended and restated employment agreement with Robert J. Arnot, who was then our Chairman of the Board, President and Chief Executive Officer. Pursuant to that agreement, Mr. Arnot was entitled to receive, among other things, base salaries of $400,000 in 2002, $425,000 in 2003 and $450,000 per year during the balance of an initial term that was to expire on May 15, 2006.

           In January 2003, we and the LP entered into a separation agreement and general release with Mr. Arnot. Pursuant to that agreement, Mr. Arnot resigned as a director and as our President and Chief Executive Officer. In consideration for Mr. Arnot's execution of that agreement, the termination of his employment agreement and his release and waiver of claims against us, the LP and other parties and persons related to us, we agreed:

- to engage Mr. Arnot as a paid consultant between the February 6, 2003 effective date of the separation agreement and May 2, 2003, and to make severance payments to him from that latter date through December 15, 2003, in an aggregate amount equal to that portion of the $425,000 base salary that Mr. Arnot would have been entitled to receive during those two periods of time, but for the termination of his employment agreement;

- to continue Mr. Arnot's coverage under all of our benefit plans through December 31, 2003;

- to provide Mr. Arnot with office space and telecommunications facilities through May 2, 2003; and

- to release Mr. Arnot from any claims that we, the LP and other parties and persons related to us had or might have against him.

Daniel J. Gladstone

           In June 2002, the LP entered into an amended and restated employment agreement with Daniel J. Gladstone, who was then President of the Girbaud Division, that provided for an annual base salary of $350,000 and incentive compensation based upon percentages of our annual sales of Girbaud sportswear and Girbaud women's products. That agreement contains the following termination provisions:

- if Mr. Gladstone's employment is terminated without cause or he is constructively discharged

- after January 21, 2005, the LP must pay him an amount equal to one year of his base salary plus a severance payment in a lump sum equal to his incentive compensation for the last full year prior to his termination (the "Severance Payment"); or

- prior to January 21, 2005, the LP must pay him the aggregate amount of his base salary through December 31, 2005, plus a Severance Payment within 90 days after each year remaining during the term of the agreement; and

- if the LP decides not to renew the agreement, it must pay Mr. Gladstone an amount equal to one year of his current base salary plus a Severance Payment.

     In April 2003, the LP entered into an amendment of Mr. Gladstone's agreement which

-    provided that he would serve as President;

- changed the initial term of the agreement so that it will end on December 31, 2005, and provided for automatic one year renewals of the agreement unless either party gives notice of its non-renewal not later than September 30, 2005 or September 30 of the then current renewal year; and

- deleted Mr. Gladstone's entitlement to receive incentive compensation based upon percentages of our sales, and added new incentive compensation provisions that are based upon our achievement of pre-determined earnings, cash flow and inventory turns targets.

           The maximum amount of incentive compensation that Mr. Gladstone may earn in 2003 is $297,500. The maximum amount of such compensation that he may earn in 2004, 2005 and any renewal year is $350,000.

Robert J. Conologue

           In March 2003, the LP entered into an employment agreement (with effect from February 18, 2003) with Robert J. Conologue, our Chief Operating Officer and Chief Financial Officer, that provides:

- for an initial term that will end on December 31, 2005, and for automatic one year renewals of the agreement unless either party gives notice of its non-renewal not later than September 30, 2005 or September 30 of the then current renewal year;

- for payment of an annual base salary of $315,000 per year, a minimum bonus of $40,000 in 2003 and incentive compensation provisions that are based upon our achievement of pre-determined earnings, cash flow and inventory turns targets;

- for the issuance under the Plan of a five year option to purchase 225,000 shares of common stock at an exercise price of $.68 per share which shall vest ratably on March 31, 2004, 2005 and 2006

- in the event that Proposal 3 is adopted by the stockholders at the annual meeting, for the issuance under the Plan of a five year fully vested option to purchase 150,000 shares of common stock at the exercise price applicable to option grants made under the Plan on the date of the annual meeting;

- in the event that Mr. Conologue's employment is terminated without cause at any time prior to December 31, 2005, for the payment of a severance payment equal to his base salary for a period of six months; and

- in the event that Mr. Conologue's employment is terminated without cause at any time after December 31, 2005 or as a result of a change of control of the company, for the payment of a severance payment equal to his base salary for a period of 12 months.

           The maximum amount of incentive compensation that Mr. Conologue may earn in 2003 is $236,250. The maximum amount of such compensation that he may earn in 2004, 2005 and any renewal year is $267,750.

Sandra Finkelstein

           In February 2003, the LP entered into an employment agreement with Sandra Finkelstein, our Senior Vice President of Merchandising - Girbaud Division, that provides:

- for an initial term that will end on December 31, 2005, and for automatic one year renewals of the agreement unless either party gives notice of its non-renewal not later than September 30, 2005 or September 30 of the then current renewal year;

- for payment of a base salary of $310,000 per year, and up to $77,500 of incentive compensation based upon our achievement of pre-determined earnings, cash flow and inventory turns targets;

- for the issuance under the Plan of a five year option to purchase 25,000 shares of common stock at an exercise price of $.60 per share which shall vest ratably on March 31, 2004, 2005 and 2006; and

- in the event that Ms. Finkelstein's employment is terminated without cause, for the payment of a severance payment equal to his base salary for a period of six months.

Eugene Wielespki

           In April 2002, the LP entered into an amended and restated employment agreement with Eugene Wielepski who was then our Vice President and Chief Financial Officer. In March 2003, the LP and Mr. Wielepski entered into an amendment of that agreement. As so amended, the agreement provides:

-    that Mr. Wielepski shall serve as Vice President - Finance;

- for an initial term that will end on May 15, 2006, and for automatic one year renewals of the agreement unless either party gives notice of its non-renewal not later than March 16, 2006 or March 16 of the then current renewal year;

-    for payment of a base salary of $180,000 per year;

- for the issuance under the Plan of a fully vested ten year option to purchase 10,000 shares of common stock at an exercise price of $1.71 per share;

-    if Mr. Wielepski's employment is terminated without cause

- after May 15, 2005, the LP must pay him an amount equal to one year of his base salary; or

- prior to May 15, 2005, the LP must pay him the aggregate amount of his base salary through May 15, 2006; and

- if the LP decides not to renew the agreement, it must pay Mr. Wielepski an amount equal to one year of his current base salary.

Danielle Lambert

           In June 2002, the LP entered into an agreement with Danielle Lambert, who was our Vice President for Merchandising for the Girbaud Division. That agreement provided:

- for payment of a base salary of $180,000 per year and annual incentive compensation equal to1/2of 1% of our net full price sales of Girbaud products in excess of $40 million in each of the 2002, 2003 and 2004; and

-    if Ms. Lambert's employment was terminated

- with or without cause, the LP must pay severance payment to her in an amount equal to six months of his base salary; and

- without cause, the LP also must pay any incentive compensation that may be due for the year in which she is terminated, pro-rated with regard to the portion of the year that elapses prior to her termination.

           In May 2003, we and the LP entered into a separation agreement with Ms. Lambert. Pursuant to that agreement, Ms. Lambert will receive the severance and incentive compensation payments. She will also receive, in consideration for her release of all claims that she might have against us, reimbursement of six months of COBRA payments in the event that she elects to receive COBRA coverage.

Compliance with Section 16(a) of the Exchange Act

           Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers, directors and persons who beneficially own more than 10% of our common stock to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission ("SEC"). Such persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms filed by such persons. Based solely on our review of the forms furnished to us and written representations from certain reporting persons, we believe that all of those filing requirements were complied with by our executive officers and directors during fiscal 2002, except that Messrs. Ahrenberg and Bachellerie filed their initial statements of beneficial ownership on SEC Form 3 five days and three days, respectively, after the dates on which such forms should have been filed, Mr. Hechler filed a Statement of Changes in Beneficial Ownership on SEC Form 4 14 days after the date on which such form should have been filed and Messrs. Ahrenberg, Bachellerie, Faltz, Loubet and Stec filed Statements of Changes in Beneficial Ownership on SEC Form 4 39 days after the date on which such forms should have been filed.

ITEM 11.   EXECUTIVE COMPENSATION

           The following table sets forth certain information regarding the compensation paid during each of our last three fiscal years to our Chief Executive Officer and to each of our executive officers other than our Chief Executive Officer whose total annual salary and bonus amounted to more than $100,000 and who were serving as executive officers at the end of 2002 (collectively, the "Named Executives"). No compensation that would qualify as payouts pursuant to long-term incentive plans ("LTIP Payouts") or

"All Other Compensation" was paid to any of the Named Executive Officers during the three year period ended on December 31, 2002, and we did not issue any SARs during that period of time.

                           SUMMARY COMPENSATION TABLE
                                                                                                          Long Term Compensation
                                                                 Annual Compensation (1)                       Awards

                                                                                                Restricted      Securities
        Name and Principal                                                       Other Annual   Stock Awards    Underlying
                                                                                                  -------
             Position                          Salary ($)      Bonus ($)        Compensation ($)    ($)         Options (#)
                                               ------ ---      ---------        ------------ ---    ---           -----------
Robert J. Arnot, CEO               2002         $395,973                -               -            -                   -
                                   2001          346,659                -               -            -               7,000
                                   2000          344,960                -               -            -                   -

Daniel J. Gladstone, President -
Girbaud Division                   2002          345,781          221,199               -            -               7,000
                                   2001          341,538          207,865               -            -                   -
                                   2000          344,960           18,022               -            -                   -

Eugene C. Wielepski, Vice
President and CFO                  2002          196,764                -               -            -              10,000
                                   2001          172,531                -               -            -               7,000
                                   2000          171,500                -               -            -                   -

Danielle Lambert, Vice President -
Design                             2002          166,393           81,199               -            -                   -
                                   2001          150,115           62,865               -            -                   -
                                   2000          148,681           43,022               -            -              10,000


(1) We also provided various perquisites and other benefits that did not exceed the lesser of $50,000 or 10% of the aggregate amounts reflected in the salary and bonus columns for each of the Named Executive Officers.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

           The Company did not grant any options or SARs to any of the Named Executive Officers during the year ended December 31, 2002 except Eugene C. Wielepski. The following table sets forth information regarding that grant.

                                                                                                       Potential Realizable Value at
                                                                                                      Assumed Annual Rates of Stock
                                                                                                                Appreciation
           Name                                          Individual Grants                                for Option Term (1)
---------------------------       --------------------------------------------------------------------- ---------------------
                                      Number of
                                     Securities         Percent of
                                     Underlying       Total Options    Exercise Price
                                       Options          Granted to           Per        Expiration
                                     Granted            Employees          Share             Date
                                  ----------------      ---------      --------------   ---------------
                                                                                                            5%               10%
                                                                                                       --------------   --------
Eugene C. Wielepski                    10,000               5%              $1.71           9/19/12        $10,754         $27,253

(1) In accordance with U.S. Securities and Exchange Commission rules, these columns show gains that could accrue for the Named Executive's option, assuming that the market price of our common stock appreciates from the date of grant over a period of 10 years at an annualized rate of 5% and 10%, respectively. If the stock price does not increase above the exercise price at the time of exercise, realized value to the named executives from this option will be zero.


               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                      AND FISCAL YEAR-END OPTION/SAR VALUES

           The following table sets forth information concerning the number and value of unexercised options to purchase our common stock held on December 31, 2002 by the Named Executive Officers. None of the Named Executive Officers exercised any options during 2002.

                                                                  Number of Securities Underlying
                                                                   Unexercised Options at Fiscal  Value of Unexercised In-the-Money
                               Shares Acquired      Value                    Year-End                    Options at Fiscal Year-End
         Name                    on Exercise       Realized          Exercisable/Unexercisable            Exercisable/Unexercisable
--------------------------       -----------       --------          -------------------------             -------------------------
Robert C. Arnot                          0              0                         55,000/0                               0
Daniel J. Gladstone                      0              0                    477,000/7,000                               0
Eugene Wielepski                         0              0                    27,500/17,000                               0
Danielle Lambert                         0              0                         20,000/0                               0


                          DEFINED BENEFIT PENSION PLAN

           We maintain a defined benefit pension plan (the "Pension Plan") for our employees. The normal retirement benefit, payable at age 65, is 20.0% of base compensation up to $10,000 plus 39.5% of base compensation over $10,000 and up to a maximum of $75,000, prorated for service less than 30 years. A reduced benefit is also payable on early retirement, after attainment of age 55 and completion of 15 years of service. The Pension Plan also provides disability retirement and death benefits. We pay the full cost of the benefits under the Pension Plan through our contributions to a trust. Our cash contributions to the Pension Plan during the year ended December 31, 2002 aggregated approximately $1,375,000.

           The Pension Plan Table below provides the estimated annual benefits payable under the Pension Plan upon retirement in specified compensation and years of service classifications:

Remuneration                                                     Years of Service
                                   15                    20                 25                  30                 35
                           -------------------   ------------------  -----------------   -----------------     ---------
   $100,000                         $13,838             $18,451            $23,063            $27,676            $27,676
    125,000                          13,838              18,451             23,063             27,676             27,676
    150,000                          13,838              18,451             23,063             27,676             27,676
    175,000                          13,838              18,451             23,063             27,676             27,676
    200,000                          13,838              18,451             23,063             27,676             27,676
    225,000                          13,838              18,451             23,063             27,676             27,676
    250,000                          13,838              18,451             23,063             27,676             27,676
    300,000                          13,838              18,451             23,063             27,676             27,676
    400,000                          13,838              18,451             23,063             27,676             27,676
    450,000                          13,838              18,451             23,063             27,676             27,676
    500,000                          13,838              18,451             23,063             27,676             27,676


           The compensation considered in determining benefits under the Pension Plan (as provided in the column titled "Remuneration") is the annual average compensation for the five consecutive calendar years producing the highest average. The compensation considered is limited to $75,000. All amounts of salary, bonus and other compensation as reported in the Summary Compensation Table, up to $75,000, are included in compensation considered under the Pension Plan. The amounts provided in the Pension Plan Table are the benefits payable per year in equal monthly installments for the life expectancy of the participants (i.e., straight life annuity amounts). The Pension Plan is integrated with Social Security, and its benefit formula is as follows: (i) 0.6667% of compensation, multiplied by years of service up to 30 years; plus
(ii) 0.65% of compensation in excess of $10,000 multiplied by years of service up to 30 years.

           The estimated credited years of service for each of the Named Executive Officers as of January 1, 2003 were as follows:

                                                                                     Estimated Credited Years of
                                             Name                                               Service
                  -----------------------------------------------------------                   -------
                  Robert C. Arnot                                                                 11
                  Daniel J. Gladstone                                                              4
                  Eugene Wielepski                                                                29
                  Danielle Lambert                                                                 4

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


ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

           Set forth below is information concerning the common stock ownership as of May 14, 2003 by (i) each person who we know owns beneficially 5% or more of our outstanding common stock, (ii) our President and each of our other "Named Executive Officers," (iii) each director and nominee for election as a director, and (iv) all of our directors, nominees for election as a director and officers as a group:

Name and Address of Beneficial Owner (1)                                            Shares Beneficially Owned
------------------------------------                                        ---------------------------------
                                                                              Number                              Percent      (2)
                                                                              ------                              -------

Wurzburg, S.A. (3)................................................         4,966,667  (4)                               40.6    %
Robert J. Arnot (5)...............................................           544,871  (6)                                4.5
Daniel J. Gladstone...............................................           477,000  (7)                                3.9
Robert J. Conologue...............................................                 -  (8)                                -
Sandra Finkelstein................................................                 -  (9)                                -
Eugene Wielepski.................................................            221,742  (10)                               1.8
Danielle Lambert.................................................             20,000  (11)                               *
Staffan Ahrenberg (12)...........................................                  -  (13)                               -
Olivier Bachellerie (14).........................................                  -  (13)                               -
Rene Faltz (15)..................................................                  -  (13)                               -
Neal J. Fox......................................................             25,000  (16)                               *
Jon Hechler......................................................            362,791  (13)                               3.0
Roland Loubet (17)...............................................            100,000  (13)                               -
Robert Stephen Stec (18).........................................                  -  (13)                               -
All Officers, Directors and Nominees for Director as a Group (of 12)       1,206,533                                     9.9

*          Less than one percent

(1) All shares are owned beneficially and of record unless indicated otherwise. Unless otherwise noted, the address of each stockholder is c/o the company, 350 Fifth Avenue, Suite 1029, New York, New York 10118.

(2) Based upon 12,239,157 shares assumed to be issued and outstanding which includes 11,134,657 shares actually issued and outstanding on the date of this proxy statement plus an aggregate of 1,104,500 shares that the persons listed in the table may acquire pursuant to options that they may exercise within 60 days of the date of this proxy statement.

(3) The address of this stockholder is 134 Boulevard de la Petrusse, L-2330 Luxembourg.

(4) Includes 3,966,667 shares owned beneficially and of record by this stockholder's wholly owned subsidiary, Textile Investment International, S.A. ("Textile") and 500,000 shares that Textile may acquire pursuant to warrants that it may exercise within 60 days of the date of this proxy statement.

(5) Mr. Arnot served as a director and as our chief executive officer during the year 2002 and until his resignation which became effective on February 6, 2003.

(6) Includes 55,000 shares that Mr. Arnot may acquire pursuant to options exercisable by him within 60 days of the date of this proxy statement. Unless exercised on or before June 1, 2003, those options will expire on that date.

(7) Includes 477,000 shares that Mr. Gladstone may acquire pursuant to options exercisable by him within 60 days of the date of this proxy statement.

(8) Does not include (i) 225,000 shares issuable pursuant to an option granted to Mr. Conologue under the Plan that will vest ratably on February 18, 2004, 2005 and 2006; or (ii) 150,000 shares that shall be issuable pursuant to a fully vested option to be granted to Mr. Conologue under the Plan if Proposal 3 is adopted by the stockholders at the annual meeting. See "Employment Contracts, Termination Of Employment And Change In Control Arrangements."

(9) Does not include 25,000 shares issuable pursuant to an option granted to Ms. Finkelstein under the Plan that will vest ratably on February 15, 2004, 2005 and 2006. See "Employment Contracts, Termination Of Employment And Change In Control Arrangements."

(10) Includes 27,500 shares that Mr. Wielepski may acquire pursuant to an option exercisable by him within 60 days of the date of this proxy statement.

(11) Includes 20,000 shares that Ms. Lambert may acquire pursuant to an option exercisable by her within 60 days of the date of this proxy statement.

(12) Mr. Ahrenberg's address is 16 Rue Voltaire, 1211 Geneva 13, Switzerland.

(13) Does not include 30,000 shares issuable pursuant to an option granted to this director in December 2002 that has not vested.

(14) Mr. Bachellerie's address is 15 Rue Louis Blanc, 75010 Paris, France.

(15) Mr. Faltz's address is 41 Avenue de la Gare, Luxembourg, L-1611, Grand Duchy of Luxembourg.

(16) Includes 25,000 shares that this director may acquire pursuant to options exercisable by him within 60 days of the date of this proxy statement. Does not include 37,000 shares issuable pursuant to options granted to this director that have not vested.

(17) Mr. Loubet's address is Avenue du Leman 20, 1025 St-Sulpice,
     Ch-Switzerland.

(18) Mr. Stec's address is c/o Lexington Home Brands, 411 South Salisbury Street, Lexington, NC 27292.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

           In November 1997, we entered into an exclusive license agreement (the "Girbaud Men's Agreement") with Girbaud Design, Inc. and its affiliate, Wurzburg Holding S.A. ("Wurzburg"), both of which are companies wholly owned, directly or indirectly, by Francois Girbaud and Marithe Bachellerie. The Girbaud Men's Agreement granted to us the right to manufacture and market men's jeanswear, casualwear and outwear under the Girbaud brand and certain related trademarks (the "Girbaud Marks") in all channels of distribution in the United States, including Puerto Rico and the U.S. Virgin Islands. In January and March 1998, the Girbaud Men's Agreement was amended and restated to name Latitude Licensing Corp. ("Latitude") another member of the Girbaud Group1 of companies, as the licensor and to include active influenced sportswear as a licensed product category. Also in March 1998, we entered into an exclusive license agreement (the "Girbaud Women's Agreement" and together with the Girbaud Men's Agreement, the "Girbaud Agreements") with Latitude to manufacture and market women's jeanswear, casualwear and outerwear, including active influenced sportswear, under the Girbaud Marks in all channels of distribution in the United States including Puerto Rico and the U.S. Virgin Islands.

           Under the Girbaud Men's Agreement, we are required to make payments to Latitude in an amount equal to 6.25% of our net sales of regular license merchandise and 3.0% in the case of certain irregular and closeout licensed merchandise. Except as noted below, we are subject to guaranteed minimum annual royalty payments of $3.0 million each year from 2002 through 2007. We are required to spend the greater of an amount equal to 3% of Girbaud men's net sales or $500,000 in advertising and related expenses promoting the men's Girbaud brand products in each year through the term of the Girbaud men's agreement. During 2002, we made royalty payments to under the Girbaud Men's Agreement aggregating approximately $3,233,000.

           Under the Girbaud Women's Agreement we are required to make payments to Latitude in an amount equal to 6.25% of our net sales of regular licensed merchandise and 3.0% in the case of certain irregular and closeout licensed merchandise. Except as noted below, we are subject to guaranteed minimum annual royalty payments of $1.5 million each year from 2002 through 2007. We are required to spend the greater of an amount equal to 3% of Girbaud women's net sales of $400,000 in advertising and related expenses promoting the women's Girbaud brand products in each year through the term of the Girbaud Women's Agreement. In addition, over the term of the Girbaud Women's Agreement we are required to contribute $190,000 per year to Latitude's advertising and promotional expenditures for the Girbaud brand. During 2002, we made royalty payments to under the Girbaud Women's Agreement aggregating $1,375,000.

--------
1 Mr. Girbaud, Ms. Bachellerie, together with Wurzburg, Latitude and the various companies that they directly and indirectly control, are collectively referred to as the "Girbaud Group."

           In August 1999, we issued 500,000 shares of restricted common stock to Latitude in connection with an amendment of the Girbaud's Women's Agreement to defer the obligation to open a Girbaud retail store. Under the Girbaud Women's Agreement, because we did not sign a lease agreement for a Girbaud retail store by July 31, 2002, we became obligated to pay Latitude an additional $500,000 in royalties. We paid $175,000 of that royalty in 2001 and the balance in 2002. Immediately upon the issuance of the 500,000 shares of restricted Common Stock to Latitude, Latitude transferred them to Wurzburg.

            In January 2000, we entered into a global sourcing agreement with G.I. Promotions, an affiliate of Wurzburg, to act as a non-exclusive sourcing agent to licensees of the Marithe & Francois Girbaud trademark for the manufacture of Girbaud jeanswear and sportswear (the "Global Sourcing Agreement"). The Global Sourcing Agreement extends until December 31, 2003 and provides that we shall net a facilitation fee of 5.0% of the total FOB pricing for each order shipped to licensees under the agreement. Also in January 2000, we entered into a license agreement with Wurzburg. The license has a term of three years and provides that we shall pay Wurzburg a royalty of 1.0% of the total FOB pricing for each order shipped to a licensee under the Global Sourcing Agreement.

           In 2002, Wurzburg and its wholly owned subsidiary, Textile Investment International, S.A. ("Textile"), acquired from Ambra, Inc. 666,667 shares of our common stock, 3,300,000 shares of our Series A convertible preferred stock and a promissory note payable by us in the principal amount of approximately $6,558,000, the payment of which is collateralized by a security interest in all of our assets that is subordinate to a lien we granted to Congress Financial Corporation in those same assets. Pursuant to the terms of a Framework Agreement (the "Framework Agreement") that we entered into in May 2002 with Textile, Latitude and Wurzburg, we

- amended the terms of the Series A preferred stock so that it became immediately convertible, but only into our common stock,

- granted Textile warrants to purchase 500,000 shares of our common stock for $0.75 per share,

- entered into a Stockholders' Agreement with Textile establishing certain terms and conditions regarding the acquisition and disposition of our securities as well as certain corporate governance matters (the "Stockholders Agreement"), and

-    amended the Girbaud Agreements to

- add an additional option permitting us to extend the term of each of those agreements by four additional years through 2011 and

- provide for the payment to Latitude of consulting fees of $125,000 per agreement for calendar year 2002, and $150,000 per agreement for each remaining calendar year under the term of each agreement (the "Consultants' Fees").

           Pursuant to the Stockholders Agreement, the Girbaud Group took control of our Board via the election of five of their nominees for director at our 2002 annual meeting of stockholders. The Girbaud Group then converted their Series A preferred stock into 3,300,000 shares of our common stock.

           In March 2003, in connection with our negotiations with Congress Financial Corporation ("Congress") to waive certain covenant violations under, and to renegotiate various amendments to, our credit facility with Congress, we also requested and obtained Latitude's agreement to the following changes to the Girbaud Agreements:

- deferral of the December 2002 and January 2003 royalty payments of $250,000 each under the Girbaud Men's Agreement to October and November 2003 respectively;

- deferral of the December 2002 royalty payment of $125,000 under the Girbaud Women's Agreement to October 2003;

- reduction of the 2003 minimum guaranteed annual royalty payments due under the Girbaud Women's Agreement by $450,000 to $1,050,000 by paying $25,000 in each of the months of April and May, 2003; $125,000 in each of the months of June, July, August, September, October and December, 2003; and $250,000 in November, 2003;

- deferral of payment of approximately $94,000 of Consultants' Fees which became due in December 2002 under the Girbaud Men's and Women's Agreements and payment of $30,000 of that amount in February 2003 and the balance in August 2003; and

- reduction of the Consultants' Fees payable in 2003 from $300,000 to $100,000 and waiver of payment of approximately $97,000 that we owed for samples provided by the Girbaud Group.

            Messrs. Robert J. Arnot, our former Chairman and Chief Executive Officer, and Daniel J. Gladstone, our President and a director, entered into consulting agreements with Latitude in 2002 that were supposed to terminate on December 31, 2005. Mr. Arnot's consulting agreement terminated in connection with his resignation as our Chairman and Chief Executive. Mr. Gladstone agreed to terminate his consulting agreement in February 2003 in connection with the above-described restructuring of the payment obligations owed by us under the Girbaud Agreements. During 2002, each of Messrs. Arnot and Gladstone received $44,000 under those consulting agreements.

           In March 2003, we entered into a consulting agreement with Societe de Finance et d'Investissement, SA ("SFI"), pursuant to which we engaged SFI to provide the services of Staffan Ahrenberg, the Chairman of our Board, to assist us in our dealings with the senior managements of the Girbaud Group of companies, support our efforts to comply with our obligations under the Girbaud Agreements, expand the scope of our licenses under those agreements, promote the sale of our products in Canada and assist us with regard to the manufacture of our products in Asia, Europe and Mexico. The term of that agreement will end on December 31, 2003. We have agreed to pay SFI $200,000 during that term in consideration for the provision of such services by Mr. Ahrenberg.


                                     PART IV

ITEM 15.             EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                     FORM 8-K

 (a) 3. Exhibits (numbered in accordance with Item 601 of Regulation S-K). The following is a list of Exhibits filed herewith:


23.01 Consent of BDO Seidman, LLP

99.01 Certification Pursuant to Section 1350 of chapter 63 of title 18 of the United States Code

                                    SIGNATURE

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, I.C. Isaacs & Company, Inc. has duly caused this Amendment No. 1 on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.



                                I.C. ISAACS & COMPANY , INC.
                                (REGISTRANT)

Date: May 21, 2003              By: /s/ Robert J. Conologue
                                    --------------------------------------------
                                            Robert J. Conologue
                                        Chief Operating Officer and
                                    Chief (Principle) Financial Officer

                            Certification Pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002


I, Daniel J. Gladstone, certify that:

           1. I have reviewed this amendment no. 1 to the annual report on Form 10-K of I.C. Isaacs & Company, Inc. for the year ended December 31, 2002 ("this Amendment");

           2. Based on my knowledge, this Amendment does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Amendment;

           3. Based on my knowledge, the financial statements, and other financial information included in this Amendment, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Amendment;

           4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Amendment is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Amendment (the "Evaluation Date"); and

     (c) presented in this Amendment our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

           5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

                     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

           6. The registrant's other certifying officers and I have indicated in this Amendment whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  May 21, 2003
                                             /s/ Daniel J. Gladstone
                                      ------------------------------------------
                                      Daniel J. Gladstone, President and CEO

                            Certification Pursuant to
            Section 302 of the Sarbanes-Oxley Act of 2002 (Continued)


I, Robert J. Conologue, certify that:

           1. I have reviewed this amendment no. 1 to the annual report on Form 10-K of I.C. Isaacs & Company, Inc. for the year ended December 31, 2002 ("this Amendment");

           2. Based on my knowledge, this Amendment does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Amendment;

           3. Based on my knowledge, the financial statements, and other financial information included in this Amendment, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Amendment;

           4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Amendment is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Amendment (the "Evaluation Date"); and

     (c) presented in this Amendment our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

           5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

                     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

           6. The registrant's other certifying officers and I have indicated in this Amendment whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  May 21, 2003
                                            /s/ Robert J. Conologue
                                      ------------------------------------------
                                        Robert J. Conologue, COO and CFO

                                                                  Exhibit 23.01



               Consent of Independent Certified Public Accountants



Board of Directors
I.C. Isaacs & Company, Inc.

We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (333-63871) and (333-46916) of our reports dated February 28, 2003 relating to the consolidated financial statements and schedule of I.C. Isaacs & Company, Inc. appearing in Amendment No. 1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002.




                                                            BDO SEIDMAN, LLP

Bethesda, Maryland
May  21, 2003

                                                                  Exhibit 99.1

                            Certification Pursuant to
        Section 1350 of chapter 63 of title 18 of the United States Code

           Each of the undersigned hereby certifies, for the purposes of section 1350 of chapter 63 of title 18 of the United States Code, in his capacity as an officer of I.C. Isaacs & Company, Inc. ("Isaacs"), that, to his knowledge, amendment no. 1 to the annual report on Form 10-K of I.C. Isaacs & Company, Inc. for the year ended December 31, 2002, fully complies with the requirements of
Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such amendment to said report fairly presents, in all material respects, the financial condition and results of operation of Isaacs.


Dated:  May 21, 2003

                                    /s/ Daniel J. Gladstone
                         ----------------------------------------------------
                         Daniel J. Gladstone, President and CEO


                                    /s/ Robert J. Conologue
                         ----------------------------------------------------
                         Robert J. Conologue, COO and CFO