Form 10-Q
period 2003-06-30
IC ISAACS & CO INC
filed 2003-08-14
CIK 1041179

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             -----------------------

                                    FORM 10-Q

(Mark One)

          |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the Quarterly Period Ended June 30, 2003
                                       or

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from                  to
                                              ----------------    --------------

                         Commission file number: 0-23379
                                                         --------------------

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

         As of August 13, 2003, 11,134,657 shares of common stock, par value $.0001 per share, ("Common Stock") of the Registrant were outstanding.

================================================================================

                          PART I--FINANCIAL INFORMATION
                           I.C. Isaacs & Company, Inc.
                           Consolidated Balance Sheets

Item 1. Financial Statements.
                                                                   June 30,      December 31,
                                                                     2003            2002
                                                                  ------------   ------------
                                                                 (Unaudited)
Assets
Current
  Cash, including temporary investments of $27,000 and $82,000   $    660,978   $    600,997
  Accounts receivable, less allowance for doubtful accounts of
   $225,000 and $245,000                                           11,982,894      8,318,693
  Inventories (Note 1)                                              3,884,599      6,443,574
  Prepaid expenses and other                                          472,043        206,933
                                                                  ------------   ------------

    Total current assets                                           17,000,514     15,570,197
Property, plant and equipment, at cost, less accumulated
 depreciation and amortization                                      1,567,588      1,780,871
Other assets                                                        4,873,135      5,097,082
                                                                  ------------   ------------

                                                                 $ 23,441,237   $ 22,448,150
                                                                  ============   ============
Liabilities And Stockholders' Equity
Current
  Checks issued against future deposits                          $    437,145   $    626,082
  Current maturities of  revolving line of credit (Note 2)          5,673,140      5,030,453
  Current maturities of long-term debt (Note 2)                     1,379,302        767,372
  Accounts payable                                                  1,837,451        907,520
  Accrued expenses and other current liabilities (Note 3)           1,864,158      2,084,449
                                                                  ------------   ------------

    Total current liabilities                                      11,191,196      9,415,876
                                                                  ------------   ------------

Long-term debt (Note 2)                                             5,178,606      5,790,536
Commitments and Contingencies (Note 7)

Stockholders' Equity (Note 6)
  Preferred stock; $.0001 par value; 5,000,000 shares
   authorized, none outstanding                                            --             --
  Common stock; $.0001 par value; 50,000,000 shares authorized,
   12,311,366 shares issued; 11,134,657 shares outstanding              1,231          1,231
  Additional paid-in capital                                       43,658,853     43,658,853
  Accumulated deficit                                             (34,265,778)   (34,095,475)
  Treasury stock, at cost (1,176,709 shares)                       (2,322,871)    (2,322,871)
                                                                  ------------   ------------

    Total stockholders' equity                                      7,071,435      7,241,738
                                                                  ------------   ------------

                                                                 $ 23,441,237   $ 22,448,150
                                                                  ============   ============

          See accompanying notes to consolidated financial statements.

                           I.C. Isaacs & Company, Inc.
                Consolidated Statements of Operations (Unaudited)

                                                  Three Months Ended             Six Months Ended
                                                       June 30,                      June 30,
                                               ---------------------------   ---------------------------
                                                   2003           2002           2003           2002
                                               ------------   ------------   ------------   ------------
Net sales                                     $ 16,230,043   $ 16,987,156   $ 32,773,745   $ 37,143,664
Cost of sales                                   10,534,387      9,893,824     22,407,193     21,580,086
                                               ------------   ------------   ------------   ------------

Gross profit                                     5,695,656      7,093,332     10,366,552     15,563,578
                                               ------------   ------------   ------------   ------------

Operating Expenses
  Selling                                        2,281,827      3,233,660      4,739,405      6,226,540
  License fees                                     925,000      1,240,114      1,852,563      2,683,156
  Distribution and shipping                        474,696        550,941      1,071,269      1,251,893
  General and administrative                     1,355,480      1,689,471      2,512,189      3,215,312
                                               ------------   ------------   ------------   ------------

Total operating expenses                         5,037,003      6,714,186     10,175,426     13,376,901
                                               ------------   ------------   ------------   ------------

Operating income                                   658,653        379,146        191,126      2,186,677
                                               ------------   ------------   ------------   ------------

Other income (expense)
  Interest, net of interest income                (237,657)      (138,905)      (467,440)      (310,276)
  Other, net                                        50,326          3,078        106,011          9,225
                                               ------------   ------------   ------------   ------------

Total other income (expense)                      (187,331)      (135,827)      (361,429)      (301,051)
                                               ------------   ------------   ------------   ------------

Net income (loss)                             $    471,322   $    243,319   $   (170,303)  $  1,885,626
                                               ------------   ------------   ------------   ------------


Basic earnings (loss) per share               $       0.04   $       0.03   $      (0.02)  $       0.24
Weighted average shares outstanding             11,134,657      7,834,657     11,134,657      7,834,657
Diluted earnings (loss) per share             $       0.04   $       0.03   $      (0.02)  $       0.22
Weighted average shares outstanding             11,144,657      9,568,789     11,134,657      8,683,331

          See accompanying notes to consolidated financial statements.

                           I.C. Isaacs & Company, Inc.
                Consolidated Statements of Cash Flows (Unaudited)

                                                  Six Months Ended
                                                      June 30,
                                              ------------------------
                                                 2003         2002
                                              ------------ -----------
Operating Activities
    Net (loss) income                         $  (170,303) $1,885,626
Adjustments to reconcile net (loss) income to
 net cash (used in) provided by operating
 activities
  Provision for doubtful accounts                  87,055      68,360
  Write off of accounts receivable               (107,055)   (118,360)
  Provision for sales returns and discounts     1,141,042     930,361
  Sales returns and discounts                  (1,171,042)   (981,361)
  Depreciation and amortization                   395,312     609,511
  Loss on sale of assets                               --      37,655
(Increase) decrease in assets
  Accounts receivable                          (3,614,201)    261,409
  Inventories                                   2,558,975    (720,160)
  Prepaid expenses and other                     (265,110)    121,859
  Other assets                                     76,568    (472,251)
Increase (decrease) in liabilities
  Accounts payable                                929,931    (222,625)
  Accrued expenses and other current
   liabilities                                   (220,291)   (538,327)
                                               -----------  ----------

Cash (used in) provided by operating
 activities                                      (359,119)    861,697
                                               -----------  ----------

Investing Activities
  Capital expenditures                            (34,650)    (94,218)
  Proceeds from sale of assets                         --       3,050
                                               -----------  ----------

Cash used in investing activities                 (34,650)    (91,168)
                                               -----------  ----------

Financing Activities
  Checks issued against future deposits          (188,937)   (348,856)
  Net borrowings on revolving line of credit      642,687          --
  Principal payments on long-term debt                 --    (283,179)
                                               -----------  ----------

Cash provided by (used in) financing
 activities                                       453,750    (632,035)
                                               -----------  ----------


Increase  in cash and cash equivalents             59,981     138,494
Cash and Cash Equivalents, at beginning of
 period                                           600,997     826,812
                                               -----------  ----------

Cash and Cash Equivalents, at end of period   $   660,978  $  965,306
                                               -----------  ----------

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

Interim Financial Information

         In the opinion of management, the interim financial information as of June 30, 2003 and for the six months ended June 30, 2003 and 2002 contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods. Results for interim periods are not necessarily indicative of results to be expected for an entire year.

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

Concentration of Credit Risk

         Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of trade accounts receivable. The Company's customer base is not concentrated in any specific geographic region, but is concentrated in the retail industry. For the six months ended June 30, 2003 and 2002, sales to no one customer accounted for more than 10.0% of net sales. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

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

Earnings (Loss) Per Share

         Earnings (loss) per share is based on the weighted average number of shares of common stock and dilutive common stock equivalents outstanding. Basic earnings (loss) per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution of securities that could share in the earnings of an entity. Basic and diluted loss per share are the same for the six months ended June 30, 2003 because the impact of dilutive securities would be antidilutive. Basic and diluted earning per share are different for the six months ended June 30, 2002 because of the effect of dilutive stock options and redeemable preferred stock. There were outstanding options to purchase 1,556,250 and 1,086,250 shares of common stock at June 30, 2003 and 2002, respectively.

Recent Accounting Pronouncements

         In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination cost and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. Previous accounting guidance provided by EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" is replaced by this Statement. Statement 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company adopted this Statement on January 1, 2003 and the adoption had no effect on the Company's financial statements for the period ended June 30, 2003.

         In April, 2003, the FASB issued Statement No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". The Statement amends Statement 133 for decisions made by the Derivatives Implementation Group , in particular the meaning of an initial net investment, the meaning of underlying and the characteristics of a derivative that contains financing components. Presently, the Company has no derivative financial instruments and, therefor, believes that adoption of the Statement will have no effect on its financial statements.

         In May 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". The Statement requires that the issuer classify certain instruments as liabilities, rather than equity, or so-called mezzanine equity. Presently, the Company has no financial instruments that come under the scope of the Statement and , therefore, believe that adoption of the new Statement will have no impact on its financial statements.

                           I.C. Isaacs & Company, Inc.
             Notes to Consolidated Financial Statements (Unaudited)

1. Inventories

Inventories consist of the following:  June 30, 2003   December 31, 2002
                                       -------------   -----------------

Raw Materials                           $   108,788    $    1,418,225
Work-in-process                             682,423           545,660
Finished Goods                            3,093,388         4,479,689
                                         -----------    ----------------

                                        $ 3,884,599    $    6,443,574
                                         ===========    ================

2. Long-term Debt

         The Company has an asset-based revolving line of credit (the "Credit Agreement") with Congress Financial Corporation ("Congress"). In December 2002 and again in March 2003, the Credit Agreement was amended to extend the term through December 31, 2004. The amended Credit Agreement provides that the Company may borrow up to 80.0% of net eligible accounts receivable and a portion of inventory, as defined in the Credit Agreement. Borrowings under the Credit Agreement may not exceed $20.0 million including outstanding letters of credit which are limited to $6.0 million from May 1 to September 30 of each year and $4.0 million for the remainder of each year, and bear interest at the lender's prime rate of interest plus 2.0% (effectively 6.00% at June 30, 2003). Outstanding letters of credit approximated $1.2 million at June 30, 2003. Under the terms of the Credit Agreement the Company is required to maintain minimum levels of working capital and tangible net worth. The Company was in compliance with these covenants at June 30, 2003. There can be no assurance that the Company will continue to comply with these covenants during the remainder of 2003 or thereafter.

         On May 6, 2002, Textile Investment International S.A. ("Textile"), an affiliate of the licensor to the Company of the Girbaud brand, acquired a note payable issued by the Company from a former licensor. On May 21, 2002, Textile exchanged this note for an amended and restated note (the "Replacement Note"), which deferred the original note's principal payments and extended the maturity date until 2007. The Replacement Note is subordinated to the rights of Congress under the Agreement. Due to certain availability requirements of the Credit Agreement not being met, the December 2002, March 2003 and June 2003 Replacement Note payments have not been made.

3. Accrued Expenses
Accrued expenses consist of the following: June 30, 2003   December 31, 2002
                                          ---------------- ------------------
Royalties                                       $  750,000        $  375,000
Accrued interest                                   454,129           194,687
Severance benefits                                 225,000           426,022
Accrued compensation                               130,991           115,624
Sales commissions payable                          114,010            12,283
Accrued professional fees                           60,000           197,000
Payroll tax withholdings                            36,503            52,605
Customer credit balances                            34,834            85,265
Property taxes                                      20,000            46,155
Other                                               38,691            21,000
Selling bonuses                                         --           313,808
Financing fees                                          --           125,000
Insurance premium payable                               --           120,000
                                          -----------------------------------

                                               $ 1,864,158       $ 2,084,449
                                          ===================================

4. Income Taxes

         The Company has estimated its annual effective tax rate at 0% based on its estimate of the utilization of existing net operating loss carryforwards to offset any pre-tax income it may generate. The Company has net operating losses of approximately $45,334,000 which begin to expire in 2013.

5. Earnings (Loss) Per Share

         Earnings (loss) per share is based on the weighted average number of shares of common stock and dilutive common stock equivalents outstanding. Basic earnings (loss) per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution of securities that could share in the earnings (loss) of an entity. The following table presents a reconciliation between the weighted average shares outstanding for basic and diluted loss per share for the six months ended June 30, 2002. Basic and diluted earnings per share are the same for the six months ended June 30, 2003 because the impact of dilutive securities would be antidilutive. Basic and diluted earnings per share are the same for the three months ended June 30, 2003 and the three months ended June 30, 2002 because the impact of the securities was not significant.


                                                                                  Per Share
Six Months Ended June 30, 2002:                     Net Income       Shares          Amount
                                                 ------------------------------------------
Basic earnings per share:
Net income attributable to common stockholders      $1,885,626     7,834,657         $0.24
Effect of dilutive redeemable preferred stock                        838,674
Effect of dilutive options                                            10,000
Dilutive earnings per share                         $1,885,626     8,683,331         $0.22


6. Stock Options

         Under the Company's Amended and Restated Omnibus Stock Plan (the "Plan"), the Company may grant qualified and nonqualified stock options, stock appreciation rights, restricted stock or performance awards, payable in cash or shares of common stock, to selected employees. The Company has reserved 2,200,000 shares of common stock for issuance under the Plan. Based on the terms of the option agreement, the options vest at the end of the first, second or third year and expire either 5 or 10 years from the date of grant or upon termination of employment. In the first six months of 2003, options to purchase 250,000 shares of common stock were granted. There was no stock option activity in the first six months of 2002. There were outstanding options to purchase 1,556,250 and 1,086,250 shares of common stock at June 30, 2003 and 2002, respectively.

         The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS 123"), but applies the intrinsic value method set forth in Accounting Principles Board Opinion No. 25. For stock options granted to employees in the first half of 2003, the Company has estimated the fair value of each option granted using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rate of 2.91% and 2.78% for 25,000 and 225,000 options granted at February 15, 2003 and March 31, 2003, respectively, expected volatility of 75%, expected option life of 5 years and no dividend payment expected for 2003. Using these assumptions, the fair value of the stock options granted in 2003 is $0.42 per stock option.

         If the Company had elected to recognize compensation expense based on the fair value at the grant dates, consistent with the method prescribed by SFAS No. 123, net income per share would have been changed to the pro forma amount indicated below:

                                                                                     Six Months Ended June 30,
                                                                                 -------------------------------
                                                                                        2003           2002
                                                                                 -------------------------------

Net (loss) income attributable to common stockholders, as reported                  $ (170,303)     $ 1,885,626

          Less: Total stock based employee compensation expense determined
          under the fair value based method for all awards                             (29,637)          11,697
                                                                                 -------------------------------

 Pro forma net (loss) income attributable to common stockholders                    $ (199,940)     $ 1,873,929
                                                                                 ===============================

 Basic net (loss) income per common share, as reported                                 $ (0.02)         $  0.24

 Diluted net (loss) income per common share, pro forma                                 $ (0.02)         $  0.22


7. Commitments and Contingencies

         The Company has entered into an exclusive license agreement with Latitude Licensing Corp. (("Latitude"), to manufacture and market men's jeanswear, casual wear, outerwear and active influenced sportswear under the Girbaud brand and certain related trademarks in the United States, Puerto Rico, and the U.S. Virgin Islands. In June 2002, the Company notified Latitude of its intention to extend the agreement through 2007. Under the agreement as amended, the Company is required to make royalty payments to the licensor in an amount equal to 6.25% of net sales of regular licensed merchandise and 3.0% of certain irregular and closeout licensed merchandise. The Company is obligated to pay the greater of actual royalties earned or minimum guaranteed annual royalties of $3,000,000 through 2007. In February 2003, Latitude and the Company agreed to defer the December 2002 and January 2003 royalty payments of $250,000 each to October and November 2003, respectively. The Company is required to spend the greater of an amount equal to 3% of Girbaud men's net sales or $500,000 in advertising and related expenses promoting the men's Girbaud brand products in each year through the term of the Girbaud men's agreement.

         The Company has entered into an exclusive license agreement with Latitude to manufacture and market women's jeanswear, casual wear, and active influenced sportswear under the Girbaud brand and certain related trademarks in the United States, Puerto Rico, and the U.S. Virgin Islands. In June 2002, the Company notified Latitude of its intention to extend the agreement through 2007. Under the agreement as amended, the Company is required to make royalty payments to the licensor in an amount equal to 6.25% of net sales of regular licensed merchandise and 3.0% of certain irregular and closeout licensed merchandise. The Company is obligated to pay the greater of actual royalties earned or minimum guaranteed annual royalties of $1,500,000 through 2007. In February 2003, Latitude and the Company agreed to defer the December 2002 and January 2003 royalty payments of $125,000 each to October and November 2003 respectively and to reduce the 2003 minimum guaranteed royalty payments by $450,000 to $1,050,000. The Company is required to spend the greater of an amount equal to 3% of Girbaud women's net sales or $400,000 in advertising and related expenses promoting the women's Girbaud brand products in each year through the term of the Girbaud women's agreement. In addition, while the agreement is in effect the Company is required to pay $190,000 per year to the licensor for advertising and promotional expenditures related to the Girbaud brand. Total license fees on Girbaud sportswear sales amounted to $1,852,563 and $2,683,156 for the six months ended June 30, 2003 and 2002, respectively.

         The Company is party to employment agreements with executive officers and other key employees which provide for specific levels of compensation and certain other benefits including severance provisions.

         The Company has the following contractual obligations as of June 30, 2003:


 Schedule of certain contractual obligations:          Payments Due By Period
                                                       ----------------------------------------------------------------
                                        Total             Current         1-3 years        4-5 years     After 5 years
                                   -----------------   --------------  ----------------  --------------  --------------
Girbaud license obligations *          $ 21,750,000      $ 6,000,000       $ 9,000,000     $ 6,750,000              --
Employment agreements                     3,067,500        1,335,000         1,732,500              --              --
Consulting obligations *                  1,350,000          300,000           600,000         450,000              --
                                   -----------------
                                                       --------------  ----------------  --------------  --------------
Total contractual obligations      $     26,167,500      $ 7,635,000       $11,332,500     $ 7,200,000              --
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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Important Information Regarding Forward-Looking Statements

         This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Those statements include indications regarding the intent, belief or current expectations of the Company and its management, including the Company's plans with respect to the sourcing, manufacturing, marketing and distribution of its products, the strength of the Company's backlog, the belief that current levels of cash and cash equivalents together with cash from operations and existing credit facilities will be sufficient to meet its working capital requirements for the next twelve months, its expectations with respect to the performance of the counterparties to its letter of credit agreements, its plans to invest in derivative instruments and the collection of accounts receivable, its beliefs and intent with respect to and the effect of changes in financial accounting rules on its financial statements. Such statements are subject to a variety of risks and uncertainties, many of which are beyond the Company's control, which could cause actual results to differ materially from those contemplated in such forward-looking statements, which include, among other things, (i) changes in the marketplace for the Company's products, including customer tastes, (ii) the introduction of new products or pricing changes by the Company's competitors,
(iii) changes in the economy, (iv) the risk that the backlog of orders may not be indicative of eventual actual shipments, and (v) termination of one or more of its agreements for use of the Girbaud brand names and images in the manufacture and sale of the Company's products. Existing and prospective investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to update or revise the information contained in this Quarterly Report on Form 10-Q, whether as a result of new information, future events or circumstances or otherwise.

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

                                                        Three Months                         Six Months
                                                            Ended                              Ended
                                                          June 30,                            June 30,
                                             ----------------------------------- ----------------------------------
                                                   2003              2002              2003             2002
                                             -----------------  ---------------- ----------------  ----------------
Net sales...................................         100.0   %        100.0    %        100.0   %        100.0    %
Cost of sales...............................          64.8             58.2              68.3             58.2
Gross profit................................          35.2             41.8              31.7             41.8
Selling expenses............................          14.2             18.8              14.3             16.7
License fees................................           5.6              7.1               5.8              7.3
Distribution and shipping expenses..........           3.1              3.5               3.4              3.5
General and administrative expenses.........           8.6             10.0               7.6              8.6
Operating income............................           4.3   %          2.4    %          0.6   %          5.7    %


Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

Net Sales.

         Net sales decreased 4.7% to $16.2 million in the three months ended June 30, 2003 from $17.0 million in the three months ended June 30, 2002. The decrease was due to increased sales to off-price retailers at reduced selling prices in the three months ended June 30, 2003 compared to the same period in 2002. Net sales of the Girbaud men's product line decreased $1.0 million, or 6.8% to $13.7 million while the Girbaud women's product line increased $0.2 million, or 8.7% to $2.5 million

Gross Profit.

         Gross profit decreased 19.7% to $5.7 million in the three months ended June 30, 2003 from $7.1 million in the three months ended June 30, 2002. Gross profit as a percentage of net sales decreased from 41.8% to 35.2% over the same period. The decrease in gross profit is the result of sales to off-price retailers at reduced selling prices and an increase in air freight costs effecting gross profit margins in the three months ended June 30, 2003 compared to the same period of 2002.

Operating Expenses

         Operating expenses decreased 25.4% to $5.0 million in the three months ended June 30, 2003 from $6.7 million in the three months ended June 30, 2002. As a percentage of net sales, operating expenses decreased to 30.9% from 39.4% over the same period due to the Company's ongoing effort to reduce operating expenses. Selling expenses decreased 28.1% to $2.3 million in the three months ended June 30, 2003 from $3.2 million in the three months ended June 30, 2002. Selling expenses decreased primarily as a result of commissions earned on lower net sales, reduced selling bonuses and advertising expenses. Advertising expenditures decreased $0.5 million to $0.2 million from $0.7 million in the second quarter of 2003 compared to the second quarter of 2002. The Company is required to spend the greater of an amount equal to 3% of Girbaud net sales or $900,000 in advertising and related expenses promoting the Girbaud brand products in each year through the term of the Girbaud agreements. License fees decreased $0.3 million to $0.9 million in the three months ended June 30, 2003 from $1.2 million in the three months ended June 30, 2002. As a percentage of net sales, license fees decreased to 5.6% from 7.1%. The decrease in license fees as a percentage of net sales is primarily due to the decrease in net sales levels and a reduction of the 2003 minimum guaranteed annual royalty payments associated with the women's Girbaud product offering. See Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Credit Facilities. Distribution and shipping decreased 16.7% to $0.5 million in the three months ended June 30, 2003 from $0.6 million in the three months ended June 30, 2002 as a result of reduced personnel costs. General and administrative expenses decreased 17.6% to $1.4 million in the three months ended June 30, 2003 from $1.7 million in the three months ended June 30, 2002. The decrease is attributable to a decrease in personnel costs and professional fees for the three months ended June 30, 2003.

Operating Income.

         Operating income increased $0.3 million to $0.7 million in the three months ended June 30, 2003 from $0.4 million in the three months ended June 30, 2002. The increase is due to lower S,G&A expenses offset by the reduction in gross profit.

Interest Expense.

         Interest expense increased $0.1 million to $0.2 million in the three months ended June 30, 2003 from $0.1 million in the three months ended June 30, 2002. The increase is due to higher average borrowings on the revolving line of credit during the three months ended June 30, 2003 compared to the same period for 2002.

Income Taxes.

         The Company has estimated its annual effective tax rate at 0% based on its estimate of pre-tax income for 2003. Also, the Company has net operating loss carryforwards of approximately $45.3 million, which begin to expire in 2013, for income tax reporting purposes for which no income tax benefit has been recorded due to the uncertainty over the level of future taxable income.


Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

Net Sales.

         Net sales decreased 11.6% to $32.8 million in the six months ended June 30, 2003 from $37.1 million in the six months ended June 30, 2002. The decrease was due to increased sales to off-price retailers at reduced selling prices in the six months ended June 30, 2003 compared to the same period in 2002. Net sales of the Girbaud men's product line decreased $3.7 million, or 11.6% to $28.3 million while the Girbaud women's product line increased $0.6 million, or 11.7% to $4.5 million

Gross Profit.

         Gross profit decreased 32.9% to $10.4 million in the six months ended June 30, 2003 from $15.5 million in the six months ended June 30, 2002. Gross profit as a percentage of net sales decreased from 41.8% to 31.7% over the same period. The decrease in gross profit is the result of sales to off-price retailers at reduced selling prices and an increase in air freight costs effecting gross profit margins in the three months ended June 30, 2003 compared to the same period of 2002.

Operating Expenses

         Operating expenses decreased 23.9% to $10.2 million in the six months ended June 30, 2003 from $13.4 million in the six months ended June 30, 2002. As a percentage of net sales, operating expenses decreased to 31.1% from 36.1% over the same period due to overall reduced operating expenses. Selling expenses decreased 24.2% to $4.7 million in the six months ended June 30, 2003 from $6.2 million in the six months ended June 30, 2002. Selling expenses decreased primarily as a result of commissions earned on lower net sales, reduced selling bonuses and advertising expenses. Advertising expenditures decreased $0.6 million to $0.3 million from $0.9 million in the first half of 2003 compared to the first half of 2002. The Company is required to spend the greater of an amount equal to 3% of Girbaud net sales or $900,000 in advertising and related expenses promoting the Girbaud brand products in each year through the term of the Girbaud agreements. License fees decreased $0.8 million to $1.9 million in the six months ended June 30, 2003 from $2.7 million in the six months ended June 30, 2002. As a percentage of net sales, license fees decreased to 5.8% from 7.3%. The decrease in license fees as a percentage of net sales is primarily due to the decrease in net sales levels and a reduction of the 2003 minimum guaranteed annual royalty payments associated with the women's Girbaud product offering. See Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Credit Facilities. Distribution and shipping decreased 15.4% to $1.1 million in the six months ended June 30, 2003 from $1.3 million in the six months ended June 30, 2002 as a result of reduced personnel costs. General and administrative expenses decreased 21.9% to $2.5 million in the six months ended June 30, 2003 from $3.2 million in the six months ended June 30, 2002. The decrease is attributable to a decrease in personnel costs and professional fees for the six months ended June 30, 2003.

Operating Income.

         Operating income decreased $2.0 million to $0.2 million in the six months ended June 30, 2003 from $2.2 million in the six months ended June 30, 2002. The decrease is the result of the reduction in gross profit offset by lower S,G&A expenses.

Interest Expense.

         Interest expense increased $0.2 million to $0.5 million in the six months ended June 30, 2003 from $0.3 million in the six months ended June 30, 2002. The increase is due to higher average borrowings on the revolving line of credit during the six months ended June 30, 2003 compared to the same period for 2002.

Income Taxes.

         The Company has estimated its annual effective tax rate at 0% based on its estimate of pre-tax income for 2003. Also, the Company has net operating loss carryforwards of approximately $45.3 million, which begin to expire in 2013, for income tax reporting purposes for which no income tax benefit has been recorded due to the uncertainty over the level of future taxable income.

Liquidity and Capital Resources

         The Company has relied primarily on asset-based borrowings, internally generated funds and trade credit to finance its operations. The Company's capital requirements primarily result from working capital needed to support increases in inventory and accounts receivable. The Company's working capital decreased significantly during the first six months of 2003 compared to the first six months of 2002, primarily due to a cumulative net loss of $7.0 million over the four quarters ended June 30, 2003. As of June 30, 2003, the Company had cash and cash equivalents, including temporary investments, of $0.7 million and working capital of $5.8 million compared to $1.0 million and $13.6 million, respectively, as of June 30, 2002.

Operating Cash Flow

         Cash used in operations totaled $0.4 million for the first six months of 2003, compared with cash provided by operations of $0.9 million for the same period of 2002. This is primarily due to the net loss of $0.2 million and increases in accounts receivable, prepaid and other expenses and a decrease in accrued expenses and other liabilities partially offset by a decrease in inventory and an increase in accounts payable. Cash used for investing activities was insignificant for the first six months of 2003. Cash provided by financing activities totaled $0.5 million for the first six months of 2003, resulting primarily from borrowings on the Company's revolving line of credit offset by a decrease in checks issued against future deposits.

         Accounts receivable increased $3.6 million from December 31, 2002 to June 30, 2003 compared to a decrease of $0.3 million from December 31, 2001 to June 30, 2002. Inventory decreased $2.6 million from December 31, 2002 to June 30, 2003 compared to an increase of $0.7 million from December 31, 2001 to June 30, 2002. Capital expenditures were insignificant for the first six months of 2003 and 2002.

Credit Facilities

         The Company has an asset-based revolving line of credit (the "Credit Agreement") with Congress Financial Corporation ("Congress"). In December 2002 and again in March 2003, the Credit Agreement was amended to extend the term through December 31, 2004. The amended Credit Agreement provides that the Company may borrow up to 80.0% of net eligible accounts receivable and a portion of inventory, as defined in the Credit Agreement. Borrowings under the Credit Agreement may not exceed $20.0 million including outstanding letters of credit which are limited to $6.0 million from May 1 to September 30 of each year and $4.0 million for the remainder of each year, and bear interest at the lender's prime rate of interest plus 2.0% (effectively 6.03% at June 30, 2003). Outstanding letters of credit approximated $1.2 million at June 30, 2003. Under the terms of the Credit Agreement the Company is required to maintain minimum levels of working capital and tangible net worth. The Company was in compliance with these covenants at June 30, 2003. There can be no assurance that the Company will continue to comply with these covenants during the remainder of 2003 or thereafter.


         In February 2003 in connection with amending the Credit Agreement, Latitude Licensing Corp., the licensor of the Girbaud trademarks to the Company, agreed to:

               -- defer the December 2002 and January 2003 royalty payments of $250,000 each under the Girbaud Men's Agreement to October and November 2003 respectively;

               -- defer the December 2002 royalty payment of $125,000 under the Girbaud Women's Agreement to October 2003;

               -- reduce the 2003 minimum guaranteed annual royalty payments by $450,000 to $1,050,000 by paying $25,000 each in of the months of April and May, 2003; $125,000 in each of the months of June, July, August, September, October and December, 2003; and $250,000 in November 2003;

               -- defer payment of approximately $94,000 of Consultants' Fees which became due in December 2002 under the Girbaud Men's and Women's Agreements and pay $30,000 of that amount in February 2003 and the balance in August 2003; and

               -- reduce the Consultants' Fees payable in 2003 from $300,000 to $100,000 and waive payment of approximately $97,000 that the Company owed for samples provided by Girbaud.

         The Company extends credit to its customers. Accordingly, the Company may have significant risk in collecting accounts receivable from its customers. The Company has credit policies and procedures which it uses to minimize exposure to credit losses. The Company's collection personnel regularly contact customers with receivable balances outstanding beyond 30 days to expedite collection. If these collection efforts are unsuccessful, the Company may discontinue merchandise shipments until the outstanding balance is paid. Ultimately, the Company may engage an outside collection organization to collect past due accounts. Timely contact with customers has been effective in reducing credit losses. The Company's credit losses were $0.1 million each for the first six months of 2003 and 2002 and the Company's actual credit losses as a percentage of net sales were 0.2% and 0.3%, respectively.

The Company has the following contractual obligations and commercial commitments as of June 30, 2003:

 Schedule of contractual obligations:

                                                  Payments Due By Period
                         ------------------------------------------------------------------------
                                         Less than 1
                             Total           year        1-3 years      4-5 years   After 5 years
                         -------------- -------------- -------------- ------------- -------------
Revolving line of credit   $ 5,673,140    $ 5,673,140    $        --    $       --    $       --
Long term debt               6,557,908      1,379,302      2,705,701     2,472,905            --
Operating leases               259,332        213,280         46,052            --            --
Girbaud license
 obligations *              21,750,000      6,000,000      9,000,000     6,750,000            --
Employee agreements          3,067,500      1,335,000      1,732,500            --            --
Consulting obligations *     1,350,000        300,000        600,000       450,000            --
                            -----------    -----------    -----------    ----------    ----------
Total contractual cash
 obligations               $38,657,880    $14,900,722    $14,084,253    $9,672,905    $       --
                            ===========    ===========    ===========    ==========    ==========

(*) Adjusted to account for the deferrals, reductions and waivers of the Consultants' Fees, royalty and other payment obligations mentioned above

 Schedule of commercial commitments:

                           Amount of Commitment Expiration Per Period
                           ---------------------------------------------------------------
                                         Less than 1
                              Total          year      1-3 years  4-5 years  After 5 years
                           ------------ -------------- --------- ----------- -------------
Line of credit  **
 (including letters of
 credit)                   $20,000,000    $20,000,000   $    --   $      --   $        --
                            -----------    -----------   -------   ---------   -----------

Total commercial
 commitments               $20,000,000    $20,000,000   $    --   $      --   $        --
                            ===========    ===========   =======   =========   ===========

(**) At June 30, 2003, the Company had $5.7 million of borrowings and outstanding letters of credit of approximately $1.2 million under the Credit Agreement.

         The Company believes that current levels of cash and cash equivalents ($0.7 million at June 30, 2003) together with cash from operations and funds available under the Credit Agreement, will be sufficient to meet its capital requirements for the next 12 months.

Backlog and Seasonality

         The Company's business is impacted by the general seasonal trends that are characteristic of the apparel and retail industries. In the Company's segment of the apparel industry, sales are generally higher in the first and third quarters. Historically, the Company has taken greater markdowns in the second and fourth quarters. The Company generally receives orders for its products three to five months prior to the time the products are delivered to stores. As of June 30, 2003 the Company had unfilled orders of approximately $11.5 million, compared to $18.2 million of such orders as of June 30, 2002. The backlog of orders at any given time is affected by a number of factors, including seasonality, weather conditions, scheduling of manufacturing and shipment of products. As the time of the shipment of products may vary from year to year, the results for any particular quarter may not be indicative of the results for the full year.

Impact of Recent Accounting Pronouncements

         In April, 2003, the FASB issued Statement No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". The Statement amends Statement 133 for decisions made by the Derivatives Implementation Group, in particular the meaning of an initial net investment, the meaning of underlying and the characteristics of a derivative that contains financing components. Presently, the Company has no derivative financial instruments and, therefor, believes that adoption of the Statement will have no effect on its financial statements.

         In May 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". The Statement requires that the issuer classify certain instruments as liabilities, rather than equity, or so-called mezzanine equity. Presently, the Company has no financial instruments that come under the scope of the Statement and , therefore, believe that adoption of the new Statement will have no impact on its financial statements.

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

PART II--OTHER INFORMATION


Item 4 Submission of Matters to a Vote of Security Holders

         The Company held its annual meeting of stockholders on June 30, 2003. As of the May 26, 2003 record date of the meeting, there were a total of 11,134,657 shares of the Company's common stock outstanding and entitled to be voted at the annual meeting. There were 10,476,471 shares (93.75%) present in person or by proxy at the meeting.

         At the meeting:

          -- the stockholders approved a proposal to declassify the Board of Directors and elect all directors at each annual meeting by a vote of 9,938,984 shares in favor (88.9%) and 534,887 shares opposed to the proposal

          -- the following directors were elected at the meeting to serve until the 2004 Annual Meeting and until their respective successors shall be duly elected and qualified:

                                                                  Number of Shares
                                                          ----------------------------------
                 Director                                      For             Against or
                                                                               Abstained
                 ------------------------------------     --------------     ---------------

                 Olivier Bachellerie                         10,259,899             216,572
                 Robert J. Conologue                         10,259,899             216,572
                 Neal J. Fox                                 10,259,899             216,572
                 Robert S. Stec                              10,259,899             216,572

         As a result of the Stockholders' approval of the proposal to declassify the Board, at the Annual Meeting of Stockholders to be held in 2004, the stockholders will elect directors to fill the four seats occupied by the above-mentioned directors, and the two seats presently occupied by the Company's Class II directors


Also at the meeting, the stockholders

          -- approved a proposal to adopt the Corporation's Amended and Restated Stock Incentive Plan by a vote of 9,938,984 shares in favor (61.9%) and 351,425 shares opposed to the proposal; and

          -- ratified the selection of BDO Seidman LLP as the Company's independent accountants for the fiscal year ending December 31, 2003 by a vote of 10,464,521 shares in favor (93.6%) and 8,950 shares opposed to the proposal.

Item 6. Exhibits and Reports on Form 8-K.

          (a)  Exhibits.


          3.06 Certificate of Amendment of the Company's Amended and Restated Certificate of Incorporation

          4.04 Amended and Restated Omnibus Stock Plan as in effect on June 30, 2003

          31.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

          31.2 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

          32 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


         (b) Reports on Form 8-K.

             -- On May 16, 2003, the Company filed a Report on Form 8-K with regard to its announcing its financial results for the three months ended March 31, 2003.

                  SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                             I.C. ISAACS & COMPANY, INC

Dated: August 14, 2003   BY:               /S/ DANIEL J. GLADSTONE
                                             Daniel J. Gladstone,
                             ---------------------------------------------------
                                                President and
                                           Chief Executive Officer


Dated: August 14, 2003   BY:               /S/ ROBERT J. CONOLOGUE
                                             Robert J. Conologue,
                             ---------------------------------------------------
                             Chief Operating Officer and Chief Financial Officer
                                        (Principal Financial Officer)