Form 10-Q
period 2003-09-30
IC ISAACS & CO INC
filed 2003-11-14
CIK 1041179

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             -----------------------

                                    FORM 10-Q

(Mark One)

    [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



                For the Quarterly Period Ended September 30, 2003
                                       or

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the transition period from            to
                                                ----------    ----------

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

         As of November 13, 2003, 11,134,657 shares of common stock, par value $.0001 per share, ("Common Stock") of the Registrant were outstanding.




                                                     PART I--FINANCIAL INFORMATION
                                                      I.C. Isaacs & Company, Inc.
                                                      Consolidated Balance Sheets

Item 1. Financial Statements.
                                                                               September 30,       December 31,
                                                                             ------------------ -------------------
                                                                                    2003               2002
                                                                                 (Unaudited)
Assets
Current
   Cash, including temporary investments of $56,000 and $82,000.............   $        638,306   $        600,997
   Accounts receivable, less allowance for doubtful accounts of $300,000
      and $245,000..........................................................         12,037,622          8,318,693
   Inventories (Note 1).....................................................          3,617,320          6,443,574
   Prepaid expenses and other...............................................            525,712            206,933
                                                                                ---------------      -------------
      Total current assets..................................................         16,818,960         15,570,197
Property, plant and equipment, at cost, less accumulated depreciation and
   amortization.............................................................            777,229          1,780,871
Other assets................................................................          4,804,385          5,097,082
                                                                                ---------------      -------------
                                                                               $     22,400,574   $     22,448,150
                                                                                ===============      =============
Liabilities And Stockholders' Equity
Current
   Checks issued against future deposits....................................   $        847,052   $        626,082
   Revolving line of credit (Note 2)........................................          5,420,752          5,030,453
   Current maturities of long-term debt (Note 2)............................          1,693,428            767,372
   Accounts payable.........................................................          1,097,071            907,520
   Accrued expenses and other current liabilities (Note 3)..................          1,951,785          2,084,449
                                                                                ---------------      -------------
      Total current liabilities.............................................        11,010,088           9,415,876
                                                                                ---------------      -------------
Long-term debt (Note 2).....................................................         4,864,480           5,790,536
Commitments and Contingencies (Note 7)

Stockholders' Equity (Note 6)
   Preferred stock; $.0001 par value; 5,000,000 shares authorized, none
      outstanding...........................................................               --                  --
   Common stock; $.0001 par value; 50,000,000 shares authorized, 12,311,366
      shares issued; 11,134,657 shares outstanding..........................             1,231               1,231
   Additional paid-in capital...............................................        43,658,853          43,658,853
   Accumulated deficit......................................................       (34,811,207)        (34,095,475)
   Treasury stock, at cost (1,176,709 shares)...............................        (2,322,871)         (2,322,871)
                                                                                ---------------      -------------
      Total stockholders' equity............................................         6,526,006           7,241,738
                                                                                ---------------      -------------
                                                                               $    22,400,574   $      22,448,150
                                                                                ===============      =============

          See accompanying notes to consolidated financial statements.





                                                      I.C. Isaacs & Company, Inc.
                                           Consolidated Statements of Operations (Unaudited)

                                                                  Three Months Ended                 Nine Months Ended
                                                          ---------------------------------- ----------------------------------
                                                                    September 30,                      September 30,
                                                                2003             2002              2003              2002
                                                          --------------   --------------     ------------       -----------
Net sales................................................  $  16,371,906    $  16,348,297     $  49,145,651    $   53,491,961
Cost of sales............................................     10,410,294       10,109,501        32,817,487        31,689,587
                                                            ------------     ------------      ------------      -------------
Gross profit.............................................      5,961,612        6,238,796       16,328,164         21,802,374
                                                            ------------     ------------      ------------      -------------
Operating Expenses

   Selling...............................................       2,961,801        3,206,899         7,701,206        9,433,439

   License fees..........................................       1,157,378        1,197,228         3,009,941        3,880,384

   Distribution and shipping.............................         482,375          568,751         1,553,644        1,820,644

   General and administrative............................       1,207,979        1,657,589         3,720,168        4,872,901
                                                            ------------     ------------      ------------      -------------
Total operating expenses.................................       5,809,533        6,630,467        15,984,959       20,007,368
                                                            ------------     ------------      ------------      -------------

Operating income (loss)..................................         152,079         (391,671)          343,205        1,795,006
                                                            ------------     ------------      ------------      -------------

Other income (expense)
   Interest, net of interest income......................        (242,988)         (158,363)        (710,428)        (468,639)
   Loss on sale of property..............................        (414,650)               --         (414,650)        --
   Other, net............................................         (39,870)           39,635            66,141          48,860
                                                            ------------     ------------      ------------      -------------
Total other income (expense).............................        (697,508)         (118,728)       (1,058,937)       (419,779)
                                                            ------------     ------------      ------------      -------------
Net income (loss)........................................      $ (545,429)       $ (510,399)       $ (715,732) $     1,375,227
                                                            ------------     ------------      ------------      -------------

Basic earnings (loss) per share..........................      $    (0.05)     $      (0.07)        $     (0.06)    $      0.18
Weighted average shares outstanding......................       11,134,657        7,834,657          11,134,657       7,834,657
Diluted earnings (loss) per share........................      $    (0.05)     $      (0.07)        $     (0.06)    $      0.13
Weighted average shares outstanding......................       11,134,657        7,834,657          11,134,657      10,329,039


          See accompanying notes to consolidated financial statements.




                                                      I.C. Isaacs & Company, Inc.
                                           Consolidated Statements of Cash Flows (Unaudited)

                                                                                         Nine Months Ended
                                                                                 ----------------------------------
                                                                                           September 30,
                                                                                       2003             2002
                                                                                 -------------     ----------------
Operating Activities
      Net (loss) income ..........................................................   $  (715,732)   $ 1,375,227
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities
   Provision for doubtful accounts ...............................................       169,644        145,568
   Write off of accounts receivable ..............................................      (114,644)      (295,568)
   Provision for sales returns and discounts .....................................     1,790,594      1,815,260
   Sales returns and discounts ...................................................    (1,739,595)    (1,804,260)
   Depreciation and amortization .................................................       574,460        914,264
   Loss on sale of assets ........................................................       414,650         37,655
(Increase) decrease in assets
   Accounts receivable ...........................................................    (3,824,928)      (323,324)
   Inventories ...................................................................     2,826,254     (1,436,205)
   Prepaid expenses and other ....................................................      (318,779)       224,736

   Other assets ..................................................................        91,570       (787,249)
Increase (decrease) in liabilities
   Accounts payable ..............................................................       189,551        (18,206)
   Accrued expenses and other current liabilities ................................      (132,664)    (1,121,200)
                                                                                     ------------   ------------
Cash used in operating activities ................................................      (789,619)    (1,273,302)
                                                                                     ------------   ------------
Investing Activities
   Capital expenditures ..........................................................       (52,562)      (102,202)

   Proceeds from sale of assets ..................................................       268,221          3,050
                                                                                     ------------   ------------
Cash provided by (used in) investing activities ..................................       215,659        (99,152)
                                                                                     ------------   ------------
Financing Activities
   Checks issued against future deposits .........................................       220,970         84,699
   Net borrowings on revolving line of credit ....................................       390,299      1,515,811

   Principal payments on long-term debt.........................................               --      (283,178)
                                                                                     ------------   ------------
Cash provided by (used in) financing activities ..................................       611,269      1,317,332
                                                                                     ------------   ------------

Increase (decrease) in cash and cash equivalents .................................        37,309        (55,122)
Cash and Cash Equivalents, at beginning of period ................................       600,997        826,812
                                                                                     ------------   ------------
Cash and Cash Equivalents, at end of period ......................................   $   638,306    $   771,690



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

Interim Financial Information

         In the opinion of management, the interim financial information as of September 30, 2003 and for the nine months ended September 30, 2003 and 2002 contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods. Results for interim periods are not necessarily indicative of results to be expected for an entire year.

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

Concentration of Credit Risk

         Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of trade accounts receivable. The Company's customer base is not concentrated in any specific geographic region, but is concentrated in the retail industry. For the nine months ended September 30, 2003 and 2002, sales to no one customer accounted for more than 10.0% of net sales. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

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

Earnings (Loss) Per Share

         Earnings (loss) per share is based on the weighted average number of shares of common stock and dilutive common stock equivalents outstanding. Basic earnings (loss) per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution of securities that could share in the earnings of an entity. Basic and diluted loss per share are the same for the nine months ended September 30, 2003 because the impact of dilutive securities would be antidilutive. Basic and diluted earning per share are different for the nine months ended September 30, 2002 because of the effect of dilutive stock options and redeemable preferred stock. There were outstanding options to purchase 1,570,250 and 1,096,250 shares of common stock at September 30, 2003 and 2002, respectively.

Recent Accounting Pronouncements

         In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination cost and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. Previous accounting guidance provided by EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" is replaced by this Statement. Statement 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company adopted this Statement on January 1, 2003 and the adoption had no effect on the Company's financial statements for the period ended September 30, 2003.

         In April, 2003, the FASB issued Statement No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". The Statement amends Statement 133 for decisions made by the Derivatives Implementation Group , in particular the meaning of an initial net investment, the meaning of underlying and the characteristics of a derivative that contains financing components. Presently, the Company has no derivative financial instruments and, therefore, believes that adoption of the Statement will have no effect on its financial statements.

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


                                                      I.C. Isaacs & Company, Inc.
                                        Notes to Consolidated Financial Statements (Unaudited)

1. Inventories

                                                                                  September 30,     December 31,
Inventories consist of the following:                                                  2003             2002
                                                                                ----------------  --------------

Raw Materials.................................................................        $        --       $ 1,418,225
Work-in-process...............................................................            233,434           545,660
Finished Goods................................................................          3,383,886         4,479,689
                                                                                     ------------       ------------
                                                                                      $ 3,617,320       $ 6,443,574
                                                                                     ============       ============

2. Long-term Debt

         The Company has an asset-based revolving line of credit (the "Credit Agreement") with Congress Financial Corporation ("Congress"). In December 2002 and again in March 2003, the Credit Agreement was amended to extend the term through December 31, 2004. The amended Credit Agreement provides that the Company may borrow up to 80.0% of net eligible accounts receivable and a portion of inventory, as defined in the Credit Agreement. Borrowings under the Credit Agreement may not exceed $20.0 million including outstanding letters of credit which are limited to $6.0 million from May 1 to September 30 of each year and $4.0 million for the remainder of each year, and bear interest at the lender's prime rate of interest plus 2.0% (effectively 6.20% at September 30, 2003). Outstanding letters of credit approximated $1.7 million at September 30, 2003. Under the terms of the Credit Agreement the Company is required to maintain minimum levels of working capital and tangible net worth. The Company was in violation of these covenants in the third quarter ended September 30, 2003. In November 2003, the Credit Agreement was further amended to waive the violation of these covenants for the third quarter ended September 30 and as of October 31, 2003 and to modify the minimum levels of working capital and tangible net worth required for the remainder of the Credit Agreement. In connection with this amendment, the Company has agreed to pay Congress $50,000 and agreed that the borrowings under the Credit Agreement bear interest at the lender's prime rate plus 2.25% effective November 1, 2003. There can be no assurance that the Company will continue to comply with these covenants during the remainder of 2003 or thereafter.

         On May 6, 2002, Textile Investment International S.A. ("Textile"), an affiliate of the licensor to the Company of the Girbaud brand, acquired a note payable issued by the Company from a former licensor. On May 21, 2002, Textile exchanged this note for an amended and restated note (the "Replacement Note"), which deferred the original note's principal payments and extended the maturity date until 2007. The Replacement Note is subordinated to the rights of Congress under the Agreement. Due to certain availability requirements of the Credit Agreement not being met, the December 2002 and the March, June and September 2003 Replacement Note payments have not been made.



3. Accrued Expenses                                                 September 30,      December 31,
                                                                        2003              2002
          Accrued expenses consist of the following:             ----------------    ---------------
          Royalties                                                  $  767,187        $  375,000
          Accrued interest                                              580,305           194,687
          Accrued compensation                                          153,332           115,624
          Other liabilities                                             119,676            21,000
          Severance benefits                                            100,000           426,022
          Sales commissions & selling bonuses payable                    94,036           326,091
          Customer credit balances                                       88,374            85,265
          Payroll tax withholdings                                       28,980            52,605
          Property taxes                                                 19,895            46,155
          Accrued professional fees                                          --           197,000
          Financing fees                                                     --           125,000
          Insurance premium payable                                          --           120,000
                                                             -------------------------------------

                                                                    $ 1,951,785       $ 2,084,449
                                                             =====================================

4. Income Taxes

         The Company has estimated its annual effective tax rate at 0% based on its estimate of the utilization of existing net operating loss carryforwards to offset any pre-tax income it may generate. The Company has net operating losses of approximately $45,879,000 which begin to expire in 2013.

5. Earnings (Loss) Per Share

         Earnings (loss) per share is based on the weighted average number of shares of common stock and dilutive common stock equivalents outstanding. Basic earnings (loss) per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution of securities that could share in the earnings (loss) of an entity. The following table presents a reconciliation between the weighted average shares outstanding for basic and diluted loss per share for the nine months ended September 30, 2002. Basic and diluted earnings per share are the same for the three months ended September 30, 2003 and 2002 and the nine months ended September 30, 2003 because the impact of the securities would be antidilutive.


                                                                                                         Per Share
Nine Months Ended September 30, 2002:                                 Net Income          Shares           Amount
Basic earnings per share:                                             -----------        --------       -----------
Net income attributable to common stockholders................       $ 1,375,227        7,834,657             $0.18
Effect of dilutive redeemable preferred stock                                           1,668,132
Effect of dilutive options....................................                            826,250
Dilutive earnings per share...................................       $ 1,375,227       10,329,039             $0.13


6. Stock Options

         Under the Company's Amended and Restated Omnibus Stock Plan (the "Plan"), the Company may grant qualified and nonqualified stock options, stock appreciation rights, restricted stock or performance awards, payable in cash or shares of common stock, to selected employees. The Company has reserved

2,200,000 shares of common stock for issuance under the Plan. Based on the terms of the option agreement, the options vest at the end of the first, second or third year and expire either 5 or 10 years from the date of grant or upon termination of employment. In the first nine months of 2003 and 2002, the Company granted options to purchase 425,000 and 10,000 shares of common stock respectively. There were outstanding options to purchase 1,570,250 and 1,096,250 shares of common stock at September 30, 2003 and 2002, respectively.

         The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS 123"), but applies the intrinsic value method set forth in Accounting Principles Board Opinion No. 25. For stock options granted to employees in the first nine months of 2003, the Company has estimated the fair value of each option granted using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rate of 2.91%, 2.78% and 2.46% for options to purchase 25,000, 225,000 and 175,000 shares of common stock granted at February 15, March 31 and July 1, 2003, respectively, expected volatility of 75%, expected option life of 5 years and no dividend payment expected for 2003. Using these assumptions, the fair value of the stock options granted in 2003 is $0.42, $0.42 and $0.86, respectively per stock option.

         If the Company had elected to recognize compensation expense based on the fair value at the grant dates, consistent with the method prescribed by SFAS No. 123, net income per share would have been changed to the pro forma amount indicated below:

                                                                                  Nine Months Ended September
                                                                                              30,
                                                                                 -------------------------------
                                                                                      2003           2002
                                                                                 -------------------------------

Net (loss) income attributable to common stockholders, as reported                  $ (715,732) $   1,375,227

         Less: Total stock based employee compensation expense determined under
         the fair value based method for all awards                                    (29,245)       (11,698)
                                                                                 -------------------------------

Pro forma net (loss) income attributable to common stockholders                     $ (744,977) $   1,363,529
                                                                                 ===============================

Basic net (loss) income per common share:
         As reported                                                                 $   (0.06)  $       0.18
         Pro forma                                                                   $   (0.07)  $       0.17

Diluted net (loss) income per common share, pro forma
         As reported                                                                 $   (0.06)  $       0.13
         Pro forma                                                                   $   (0.07)  $       0.13



7. Commitments and Contingencies

         The Company has entered into an exclusive license agreement with Latitude Licensing Corp. ("Latitude"), to manufacture and market men's jeanswear, casual wear, outerwear and active influenced sportswear under the Girbaud brand and certain related trademarks in the United States, Puerto Rico, and the U.S. Virgin Islands. In June 2002, the Company notified Latitude of its intention to extend the agreement through 2007. Under the agreement as amended, the Company is required to make royalty payments to the licensor in an amount equal to 6.25% of net sales of regular licensed merchandise and 3.0% of certain irregular and closeout licensed merchandise. The Company is obligated to pay the greater of actual royalties earned or minimum guaranteed annual royalties of $3,000,000 through 2007. In February 2003, Latitude and the Company agreed to defer the December 2002 and January 2003 royalty payments of $250,000 each to October and November 2003, respectively. In November of 2003, Latitude and the
Company agreed that the $250,000 royalty payment that had been deferred from December 2002 to October 2003 would be further deferred to May 2004, and the $250,000 royalty payment that had been deferred from January 2003 to November 2003 would be further deferred to June 2004. The Company is required to spend the greater of an amount equal to 3% of Girbaud men's net sales or $500,000 in advertising and related expenses promoting the men's Girbaud brand products in each year through the term of the Girbaud men's agreement.

         The Company has entered into an exclusive license agreement with Latitude to manufacture and market women's jeanswear, casual wear, and active influenced sportswear under the Girbaud brand and certain related trademarks in the United States, Puerto Rico, and the U.S. Virgin Islands. In June 2002, the Company notified Latitude of its intention to extend the agreement through 2007. Under the agreement as amended, the Company is required to make royalty payments to the licensor in an amount equal to 6.25% of net sales of regular licensed merchandise and 3.0% of certain irregular and closeout licensed merchandise. The Company is obligated to pay the greater of actual royalties earned or minimum guaranteed annual royalties of $1,500,000 through 2007. In February 2003, Latitude and the Company agreed to defer the December 2002 and January 2003 royalty payments of $125,000 each to October and November 2003 respectively and to reduce the 2003 minimum guaranteed royalty payments by $450,000 to $1,050,000. In November of 2003, Latitude and the Company agreed that the $125,000 royalty payment that had been deferred from January 2003 to October 2003 would be further deferred to May 2004, and that one half of the $250,000 payment due in the month of November 2003 with respect to the minimum royalties to be paid in 2003 would be paid in that month and the $125,000 balance thereof shall be deferred to June 2004. The Company is required to spend the greater of an amount equal to 3% of Girbaud women's net sales or $400,000 in advertising and related expenses promoting the women's Girbaud brand products in each year through the term of the Girbaud women's agreement. In addition, while the agreement is in effect the Company is required to pay $190,000 per year to the licensor for advertising and promotional expenditures related to the Girbaud brand.
         Total license fees on Girbaud sportswear sales amounted to $3,009,941 and $3,880,384 for the nine months ended September 30, 2003 and 2002, respectively.

         The Company is party to employment agreements with executive officers and other key employees which provide for specific levels of compensation and certain other benefits including severance provisions.

         The Company has the following contractual obligations as of September 30, 2003:


 Schedule of certain contractual obligations:          Payments Due By Period
                                                       ----------------------------------------------------------------
                                        Total             Current         1-3 years        4-5 years     After 5 years
                                   -----------------   --------------  ----------------  --------------  --------------
Girbaud license obligations *          $ 21,000,000      $ 6,000,000       $ 9,000,000    $ 6,000,000               --
Employment agreements                     2,490,000        1,335,000         1,155,000              --              --
Consulting obligations *                  1,275,000          300,000           600,000         375,000              --
                                   -----------------
                                                       --------------  ----------------  --------------  --------------
Total contractual obligations      $     24,765,000      $ 7,635,000       $10,755,000     $ 6,375,000              --
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


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Important Information Regarding Forward-Looking Statements

         This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Those statements include indications regarding the intent, belief or current expectations of the Company and its management, including the Company's plans with respect to the sourcing, manufacturing, marketing and distribution of its products, the strength of the Company's backlog, the belief that current levels of cash and cash equivalents together with cash from operations and existing credit facilities will be sufficient to meet its working capital requirements for the next twelve months, its expectations with respect to the performance of the counterparties to its letter of credit agreements, its plans to invest in derivative instruments and the collection of accounts receivable, its beliefs and intent with respect to and the effect of changes in financial accounting rules on its financial statements. Such statements are subject to a variety of risks and uncertainties, many of which are beyond the Company's control, which could cause actual results to differ materially from those contemplated in such forward-looking statements, which include, among other things, (i) changes in the marketplace for the Company's products, including customer tastes, (ii) the introduction of new products or pricing changes by the Company's competitors,
(iii) changes in the economy, (iv) termination of one or more of its agreements for use of the Girbaud brand names and images in the manufacture and sale of the Company's products, and (v) the risk that the backlog of orders may not be indicative of eventual actual shipments. Existing and prospective investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to update or revise the information contained in this Quarterly Report on Form 10-Q, whether as a result of new information, future events or circumstances or otherwise.

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


                                                        Three Months                       Nine Months
                                                            Ended                             Ended
                                                        September 30,                      September 30,
                                                   -----------------------            -----------------------
                                                     2003            2002              2003             2002
                                                   ----------      -------            -------          ------
Net sales...................................         100.0   %        100.0    %        100.0   %        100.0    %
Cost of sales...............................          63.4             62.0              66.8             59.3
                                                   ---------       ---------      ------------       -----------
Gross profit................................          36.6             38.0              33.2             40.7
Selling expenses............................          18.1             19.6              15.7             17.6
License fees................................           7.3              7.3               6.1              7.3
Distribution and shipping expenses..........           2.9              3.5               3.3              3.4
General and administrative expenses.........           7.4             10.1               7.5              9.1
                                                   ---------       ---------      ------------       -----------
Operating income (loss).....................           0.9   %        (2.5)    %          0.6   %          3.3    %



Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

Net Sales.

         Net sales remained relatively unchanged at $16.4 million in the three months ended September 30, 2003 and 2002. Sales for the three months ended September 30, 2003 reflects higher sales to off-price retailers compared to the same period in 2002. Net sales of the Girbaud men's product line increased $0.5 million, or 3.8% to $13.7 million while the Girbaud women's product line decreased $0.5 million, or 15.6% to $2.7 million.

Gross Profit.

         Gross profit decreased 3.2% to $6.0 million in the three months ended September 30, 2003 from $6.2 million for the same period in 2002. Gross profit as a percentage of net sales decreased from 38.0% to 36.6% over the same period. The decrease in gross profit is the result of sales to off-price retailers at reduced selling prices and an increase in air freight costs effecting gross profit margins in the three months ended September 30, 2003 compared to the same period of 2002.

Operating Expenses

         Operating expenses decreased 12.1% to $5.8 million in the three months ended September 30, 2003 from $6.6 million for the same period of 2002. As a percentage of net sales, operating expenses decreased to 35.7% from 40.5% over the same period due to the Company's ongoing efforts to reduce operating expenses. Selling expenses decreased 6.3% to $3.0 million in the three months ended September 30, 2003 from $3.2 million for the same period in 2002. Selling expenses decreased primarily as a result reduced selling bonuses and advertising and promotional related expenses partially offset by higher design expenses. Advertising and promotional related expenditures decreased $0.4 million to $0.4 million in the third quarter of 2003 from $0.8 million in the third quarter of 2002. License fees remained unchanged at $1.2 million and at 7.3% as a percentage of net sales in the three months ended September 30, 2003 and 2002. Distribution and shipping decreased 16.7% to $0.5 million in the three months ended September 30, 2003 from $0.6 million for the same period of 2002 as a result of reduced personnel costs. General and administrative expenses decreased 29.4% to $1.2 million in the three months ended September 30, 2003 from $1.7 million for the same period of 2002. The decrease is attributable to a decrease in personnel costs and professional fees for the three months ended September 30, 2003.

Operating Income.

         Operating income increased $0.6 million to $0.2 million in the three months ended September 30, 2003 from an operating loss of $0.4 million for the same period of 2002. The increase is due to lower S,G&A expenses partially offset by the slight reduction in gross profit.

Interest and Other Expense.

         Interest expense increased $0.1 million to $0.3 million in the three months ended September 30, 2003 from $0.2 million for the same period of 2002. The increase is due to higher average borrowings on the revolving line of credit of $5.9 million during the three months ended September 30, 2003 compared to $1.3 million for the same period of 2002. The net loss in the third quarter of 2003 was negatively impacted by a $0.4 million non-cash charge from the sale of land the Company was not utilizing in its operations. The cash proceeds of $0.3 million from the sale of this land were used to reduce amounts owed on the Company's revolving line of credit.

Income Taxes.

         The Company has estimated its annual effective tax rate at 0% based on its estimate of pre-tax income for 2003. Also, the Company has net operating loss carryforwards of approximately $45.9 million, which begin to expire in 2013, for income tax reporting purposes for which no income tax benefit has been recorded due to the uncertainty over the level of future taxable income.

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

Net Sales.

         Net sales decreased 8.2% to $49.1 million in the nine months ended September 30, 2003 from $53.5 million for the same period of 2002. The decrease was due to increased sales to off-price retailers at reduced selling prices in the nine months ended September 30, 2003 compared to the same period in 2002. Net sales of the Girbaud men's product line decreased $3.3 million, or 7.3% to $41.9 million while the Girbaud women's product line decreased $1.1 million, or 13.3% to $7.2 million

Gross Profit.

         Gross profit decreased 25.2% to $16.3 million in the nine months ended September 30, 2003 from $21.8 million for the same period of 2002. Gross profit as a percentage of net sales decreased from 40.7% to 33.2% over the same period. The decrease in gross profit is the result of sales to off-price retailers at reduced selling prices and an increase in air freight costs effecting gross profit margins in the nine months ended September, 2003 compared to the same period of 2002.

Operating Expenses

         Operating expenses decreased 20.0% to $16.0 million in the nine months ended September 30, 2003 from $20.0 million for the same period of 2002. As a percentage of net sales, operating expenses decreased to 32.6% from 37.4% over the same period due to overall reduced operating expenses. Selling expenses decreased 18.1% to $7.7 million in the nine months ended September 30, 2003 from $9.4 million for the same period of 2002. Selling expenses decreased primarily as a result of lower commissions earned on lower net sales, reduced selling bonuses and advertising and promotional related expenses. Advertising and promotional related expenditures decreased $1.0 million to $1.2 million in the nine months ended September 30, 2003 from $2.4 million for the same period of 2002. The Company is required to spend the greater of an amount equal to 3% of Girbaud net sales or $900,000 in advertising and related expenses promoting the Girbaud brand products in each year through the term of the Girbaud agreements. License fees decreased $0.9 million to $3.0 million in the nine months ended September 30, 2003 from $3.9 million for the same period of 2002. As a percentage of net sales, license fees decreased to 6.1% from 7.3%. The decrease in license fees as a percentage of net sales is primarily due to the decrease in net sales levels and a reduction of the 2003 minimum guaranteed annual royalty payments associated with the Girbaud women's product offering. See Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Credit Facilities. Distribution and shipping decreased 11.1% to $1.6 million in the nine months ended September 30, 2003 from $1.8 million for the same period of 2002 as a result of reduced personnel costs. General and administrative expenses decreased 24.5% to $3.7 million in the nine months ended September 30, 2003 from $4.9 million for the same period of 2002. The decrease is attributable to a decrease in personnel costs and professional fees for the nine months ended September 30, 2003.

Operating Income.

         Operating income decreased $1.5 million to $0.3 million in the nine months ended September 30, 2003 from $1.8 million for the same period of 2002. The decrease is the result of the reduction in gross profit partially offset by lower S,G&A expenses.

Interest and Other Expense.

         Interest expense increased $0.2 million to $0.7 million in the nine months ended September 30, 2003 from $0.5 million for the same period of 2002. The increase is due to higher average borrowings on the revolving line of credit of $5.8 million during the nine months ended September 30, 2003 compared to $1.5 million for the same period of 2002. The net loss in the nine months ended September 30, 2003 was negatively impacted by a $0.4 million non-cash charge from the sale of land the Company was not utilizing in its operations. The cash proceeds of $0.3 million from the sale of this land were used to reduce amounts owed on the Company's revolving line of credit.

Income Taxes.

         The Company has estimated its annual effective tax rate at 0% based on its estimate of pre-tax income for 2003. Also, the Company has net operating loss carryforwards of approximately $45.9 million, which begin to expire in 2013, for income tax reporting purposes for which no income tax benefit has been recorded due to the uncertainty over the level of future taxable income.

Liquidity and Capital Resources

         The Company has relied primarily on asset-based borrowings, internally generated funds and trade credit to finance its operations. The Company's capital requirements primarily result from working capital needed to support increases in inventory and accounts receivable. The Company's working capital decreased significantly during the first nine months of 2003 compared to the same period of 2002, primarily due to a cumulative net loss of $7.1 million over the four quarters ended September 30, 2003. As of September 30, 2003 the Company had cash and cash equivalents, including temporary investments, of $0.6 million and working capital of $5.8 million compared to $0.8 million and $12.9 million, respectively, as of September 30, 2002.

Operating Cash Flow

         Cash used in operations totaled $0.8 million for the first nine months of 2003, compared to $1.3 million for the same period of 2002. This is primarily due to the net loss of $0.7 million and increases in accounts receivable, prepaid and other expenses and a decrease in accrued expenses and other liabilities offset by a decrease in inventory and an increase in accounts payable. Cash provided by investing activities was $0.2 million for the first nine months of 2003 compared to cash used in investing activities of $0.1 million for the same period of 2002. The cash proceeds of $0.3 million from the sale of land the Company was not utilizing in its operations were used to reduce amounts owed on the Company's revolving line of credit. Cash provided by financing activities totaled $0.6 million for the first nine months of 2003 compared to $1.3 million for the same period of 2002, resulting primarily from borrowings on the Company's revolving line of credit offset and an increase in checks issued against future deposits.

         Accounts receivable increased $3.8 million from December 31, 2002 to September 30, 2003 compared to $0.3 million from December 31, 2001 to September 30, 2002. Inventory decreased $2.8 million from December 31, 2002 to September 30, 2003 compared to an increase of $1.4 million from December 31, 2001 to September 30, 2002. Capital expenditures were $0.1 for the first nine months of 2003 and 2002.

Credit Facilities

         The Company has an asset-based revolving line of credit (the "Credit Agreement") with Congress Financial Corporation ("Congress"). In December 2002 and again in March 2003, the Credit Agreement was amended to extend the term through December 31, 2004. The amended Credit Agreement provides that the Company may borrow up to 80.0% of net eligible accounts receivable and a portion of inventory, as defined in the Credit Agreement. Borrowings under the Credit Agreement may not exceed $20.0 million including outstanding letters of credit which are limited to $6.0 million from May 1 to September 30 of each year and $4.0 million for the remainder of each year, and bear interest at the lender's prime rate of interest plus 2.0% (effectively 6.20% at September 30, 2003). Outstanding letters of credit approximated $1.7 million at September 30, 2003. Under the terms of the Credit Agreement the Company is required to maintain minimum levels of working capital and tangible net worth. Under the terms of the Credit Agreement the Company is required to maintain minimum levels of working capital and tangible net worth. The Company was in violation of these covenants in the third quarter ended September 30, 2003. In November 2003, the Credit Agreement was further amended to waive the violation of these covenants for the third quarter ended September 30 and as of October 31, 2003 and to modify the minimum levels of working capital and tangible net worth required for the remainder of the Credit Agreement. In connection with this amendment, the Company has agreed to pay Congress $50,000 and agreed that the borrowings under the Credit Agreement bear interest at the lender's prime rate plus 2.25% effective November 1, 2003. There can be no assurance that the Company will continue to comply with these covenants during the remainder of 2003 or thereafter.

         In November 2003 in connection with amending the Credit Agreement, Latitude Licensing Corp., the licensor of the Girbaud trademarks to the Company, agreed that:

o the $250,000 royalty payment under the Girbaud Men's Agreement that had been deferred from December 2002 to October 2003 would be further deferred to May 2004;

o the $250,000 royalty payment under the Girbaud Men's Agreement that had been deferred from January 2003 to November 2003 would be further deferred to June 2004;

o the $125,000 royalty payment under the Girbaud Women's Agreement that had been deferred from December 2002 to October 2003 would be further deferred to May 2004;

o one half of the $250,000 payment due in the month of November 2003 with respect to the minimum royalties to be paid under the Girbaud Women's Agreement in 2003 would be paid in that month and the $125,000 balance thereof shall be deferred to June 2004.


         The Company extends credit to its customers. Accordingly, the Company may have significant risk in collecting accounts receivable from its customers. The Company has credit policies and procedures which it uses to minimize exposure to credit losses. The Company's collection personnel regularly contact customers with receivable balances outstanding beyond 30 days to expedite collection. If these collection efforts are unsuccessful, the Company may discontinue merchandise shipments until the outstanding balance is paid. Ultimately, the Company may engage an outside collection organization to collect past due accounts. Timely contact with customers has been effective in reducing credit losses. The Company's credit losses were $0.1 million for the nine months of 2003 and $0.3 million for the same period of 2002 and the Company's actual credit losses as a percentage of net sales were 0.2% and 0.5%, respectively.

The Company has the following contractual obligations and commercial commitments as of September 30, 2003:

 Schedule of contractual obligations:

                                                              Payments Due By Period
                               --------------------------------------------------------------------------------------
                                    Total          Less than 1        1-3 years         4-5 years      After 5 years
                                                      year
                               ----------------  ----------------  ----------------  ----------------  --------------
Revolving line of credit          $  5,420,752       $ 5,420,752       $--               $   --               $   --
Long term debt                       6,557,908         1,693,428         2,761,018         2,103,462              --
Operating leases                       236,306           213,280            23,026                --              --
Girbaud license obligations *       21,000,000         6,000,000         9,000,000         6,000,000              --
Employee agreements                  2,490,000         1,335,000         1,155,000                --              --
Consulting obligations *             1,275,000           300,000           600,000           375,000              --
                               ----------------   ----------------  ----------------  ----------------  --------------
Total contractual cash
obligations                        $36,979,966       $14,962,460       $13,539,044       $ 8,478,462          $   --
                               ================  ================  ================  ================  ==============

(*) Adjusted to account for the deferrals, reductions and waivers of the Consultants' Fees, royalty and other payment obligations mentioned above .

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
                                 ================  ==================  ==============  ==============  ==============

(**) At September 30, 2003, the Company had $5.4 million of borrowings and outstanding letters of credit of approximately $1.7 million under the Credit Agreement.

         The Company believes that current levels of cash and cash equivalents ($0.6 million at September 30, 2003) together with cash from operations and funds available under the Credit Agreement, will be sufficient to meet its capital requirements for the next 12 months.

Backlog and Seasonality

         The Company's business is impacted by the general seasonal trends that are characteristic of the apparel and retail industries. In the Company's segment of the apparel industry, sales are generally higher in the first and third quarters. Historically, the Company has taken greater markdowns in the second and fourth quarters. The Company generally receives orders for its products three to five months prior to the time the products are delivered to stores. As of October 31, 2003 the Company had an order backlog of approximately $22.0 million, compared to $10.5 million of such orders as of October 31, 2002. The backlog of orders at any given time is affected by a number of factors, including seasonality, weather conditions, scheduling of manufacturing and shipment of products. As the time of the shipment of products may vary from year to year, the results for any particular quarter may not be indicative of the results for the full year.

Impact of Recent Accounting Pronouncements

         In April, 2003, the FASB issued Statement No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". The Statement amends Statement 133 for decisions made by the Derivatives Implementation Group , in particular the meaning of an initial net investment, the meaning of underlying and the characteristics of a derivative that contains financing components. Presently, the Company has no derivative financial instruments and, therefore, believes that adoption of the Statement will have no effect on its financial statements.

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

PART II--OTHER INFORMATION

Item 4 Submission of Matters to a Vote of Security Holders

         None

Item 6. Exhibits and Reports on Form 8-K.

     (a) Exhibits.

10.112 Amendment No. 2 and Waiver to Amendment and Restated Loan and Security Agreement, dated November 12, 2003, by and between I. C. Isaacs & Company L.P. and Congress Financial Corporation
10.113 Amendment no. 8, dated October 29, 2003 to the Trademark License and Technical Assistance Agreement for Women's Collections between Latitude Licensing Corp. and I.C. Isaacs & Company L.P.
10.114 Amendment no. 6, dated October 29, 2003 to the Trademark License and Technical Assistance Agreement dated the 1st day of November 1997 by and between Latitude Licensing Corp. and I.C. Isaacs & Company L.P.
31.1      Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of
          2002
31.2      Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of
          2002
32 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


         (b) Reports on Form 8-K.

                  None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       I.C. ISAACS & COMPANY, INC

Dated: November 14, 2003
                              BY:    /S/ DANIEL J. GLADSTONE
                            ----------------------------------------------------
                                    Daniel J. Gladstone,
                                         President and
                                    Chief Executive Officer


Dated: November 14, 2003      BY:    /S/ ROBERT J. CONOLOGUE
                            ----------------------------------------------------
                                              Robert J. Conologue,
                             Chief Operating Officer and Chief Financial Officer
                                          (Principal Financial Officer)