Form 10-K
period 2003-12-31
IC ISAACS & CO INC
filed 2004-03-30
CIK 1041179

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2003

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements
incorporated by reference in Part III of this Form 10-K. Yes     No  X
                                                             ---    ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

     The aggregate market value of the voting common stock held by non-affiliates of the Registrant as of the last business day of the Registrant's most recently completed second fiscal quarter, at June 30, 2003, was $2,903,019 based on the average closing price of the Common Stock as reported by the OTC Bulletin Board on that day. Solely for purposes of the foregoing calculation all of the Registrant's directors and officers are deemed to be affiliates. The Registrant does not have outstanding any non-voting common stock.

    As of March 26, 2004, 11,134,657 shares of Common Stock were outstanding.

                       Document Incorporated by Reference

     Specified portions of the definitive Proxy Statement for the 2004 Annual Meeting of Stockholders of I.C. Isaacs & Company, Inc. for the year ending December 31, 2003 are incorporated by reference into Part III hereof.

                           I.C. ISAACS & COMPANY, INC.

                                    FORM 10-K

                                TABLE OF CONTENTS

                                                                                    Page
                                                                                  ------
                                            PART I
  ITEM 1.   BUSINESS                                                                  4
  ITEM 2.   PROPERTIES                                                               11
  ITEM 3.   LEGAL PROCEEDINGS                                                        11
  ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                      11

                                           PART II
  ITEM 5.   MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
                                                                                     12
  ITEM 6.   SELECTED FINANCIAL DATA                                                  13
  ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             RESULTS OF OPERATIONS                                                   15
  ITEM 7A.  QUANTITATIVE & QUALITATIVE DISCLOSURES ABOUT MARKET RISK                 22
  ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                              23
  ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
             FINANCIAL DISCLOSURE                                                    23
  ITEM 9A.  CONTROLS AND PROCEDURES                                                  23

                                           PART III
*ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY                          24
*ITEM 11.   EXECUTIVE COMPENSATION                                                   24
*ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT           24
*ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                           24
*ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES                                   24
                                           PART IV

  ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
                                                                                     25

SIGNATURES                                                                           27



___________

* Incorporated by reference to the Registrant's definitive Proxy Statement on Schedule 14A (the "Proxy Statement") for the 2004 Annual Meeting of Stockholders. The Proxy Statement will be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

     "I. C. Isaacs" and "I.G. Design" are trademarks of I.C. Isaacs & Company, Inc. All other trademarks or service marks, including "Girbaud" and "Marithe and Francois Girbaud", appearing in this Annual Report on Form 10-K are the property of their respective owners and are not the property of the Company.

     The various companies that hold and license the Girbaud trademarks, and that engage in the design and licensing of Girbaud branded apparel, as well as the affiliates and associates of those companies, are hereinafter collectively referred to as "Girbaud."


     IMPORTANT INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Those statements include statements regarding the intent, belief or current expectations of the Company and its management, including the Company's belief regarding the prominence of branded, licensed apparel, in general, and the Girbaud brand, in particular, in the Company's future, its expectations regarding the renewal of its licenses for men's and women's sportswear and jeanswear by Girbaud, and its expectations that substantially all of its net sales will come from sales of Girbaud apparel, the Company's beliefs regarding the relationship with its employees, the conditions of its facilities, number of manufacturers capable of supplying the Company with products that meet the Company's quality standards, the Company's beliefs regarding its ordering flexibility as a result of transferring production to Asia, and the basis on which it competes for business, the Company's environmental obligations and its expectations regarding the Company's product offerings. Words such as "believes," "anticipates," "expects," "intends," "plans," and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. Such statements are forward-looking statements which are subject to a variety of risks and uncertainties, many of which are beyond the Company's control, which could cause actual results to differ materially from those contemplated in such forward-looking statements, including in particular the following risks and uncertainties (i) changes in the marketplace for the Company's products, including customer tastes, (ii) the introduction of new products or pricing changes by the Company's competitors, (iii) changes in the economy, and (iv) termination of one or more of its agreements for use of the Girbaud brand name and images in the manufacture and sale of the Company's products. Existing and prospective investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to update or revise the information contained in this Annual Report on Form 10-K, whether as a result of new information, future events or circumstances or otherwise.

                                     PART I

ITEM 1. BUSINESS

Introduction

     I.C. Isaacs & Company, Inc., together with its predecessors and subsidiaries, including I.C. Isaacs & Company L.P., and Isaacs Design, Inc. (collectively the "Company") is a designer and marketer of branded jeanswear and sportswear. Founded in 1913, the Company offers collections of men's and women's jeanswear and sportswear under the Marithe and Francois Girbaud designer brand ("Girbaud brand" or "Girbaud branded") in the United States, Puerto Rico and Canada. The Girbaud brand is an internationally recognized designer label with a distinct European influence. The Company has positioned its Girbaud branded line with a broad assortment of products, styles and fabrications reflecting a contemporary European look. The Company markets a full collection of men's jeanswear and sportswear under the Girbaud brand, including a broad array of bottoms, tops and outerwear. In August 1998, the Company introduced a women's sportswear collection under the Girbaud brand, which also includes a wide assortment of bottoms, tops and outerwear. Sales of Girbaud branded products accounted for all of the Company's net sales in 2003 and 2002.

Products

     The Company's jeanswear and sportswear collections under the Girbaud brand include a broad range of product offerings for young men and women, including a variety of tops, bottoms and outerwear. These collections are targeted to consumers who are seeking quality, fashionable products at competitive prices. Girbaud is an internationally recognized designer brand. The Company markets innovative European-inspired men's and women's jeanswear and sportswear collections under the Girbaud label. The Girbaud collections include full lines of bottoms consisting of jeans and casual pants in a variety of fabrications, including denim, stretch denim, cotton twill and nylon, cotton t-shirts, polo shirts, knit and woven tops, sweaters, outerwear and leather sportswear. Reflecting contemporary European design, each of these collections is characterized by innovative styling and fabrication and is targeted to consumers ages 16 to 50. Estimated retail prices range from $24 to $30 for t-shirts, $50 to $90 for tops and bottoms, $60 to $90 for sweaters and $80 to $300 for outerwear.

Customers and Sales

     The Company's products are sold in over 2,300 specialty stores, specialty store chains and department stores. The Company uses both sales representatives and distributors for the sale of its products. Sales representatives include employees of the Company as well as independent contractors. Each of the Company's non-employee sales representatives has an agreement with the Company pursuant to which the sales representative serves as the sales representative of specified products of the Company within a specified territory. The Company does not have long-term contracts with any of its customers. Instead, its customers purchase the Company's products pursuant to purchase orders and are under no obligation to continue to purchase the Company's products.

     The Company began marketing men's sportswear under the Girbaud brand in February 1998 and introduced a women's sportswear collection under the Girbaud brand in the second quarter of 1998. The Company's Girbaud men's products are sold to approximately 1,600 stores in the United States and Puerto Rico, including major department stores such as Macy's East, Macy's West, Dillard's, Burdines, Dayton Hudson, Saks, Inc, and Carson Pirie Scott, and many prominent specialty stores such as The Lark. The Company's Girbaud women's line is sold to more than 1,100 stores. None of the Company's customers accounted for 10% or more of sales in 2003 or 2002. The Company's Girbaud brand products are sold and marketed domestically under the direction of a 12 person sales force headquartered in New York.

Design and Merchandising

     The Company's designers and merchandisers are provided with the Girbaud collections from Europe twice a year and they collaborate with Marithe and Francois Girbaud and their staff in the development of the Company's Girbaud product lines for sale in the United States. Merchandisers also regularly meet with sales management to gain additional market insight and further refine the products to be consistent with the needs of each of the Company's markets. The Company's in-house design and product development is carried out by merchandising departments in New York. Many of the Company's products are developed using computer-aided design equipment, which allows designers to view and easily modify images of a new design. The Company currently has 8 people on the design staff in New York City. Design expenditures were approximately $1.4 million in 2003 and $1.2 million in 2002.

Advertising and Marketing

     The Company communicates and reinforces the brand and image of its Girbaud products through creative and innovative advertising and marketing efforts. The Company's advertising and marketing strategies are directed by its New York sales office and developed in collaboration with advertising agencies and with Girbaud's European offices and Paris advertising agency. The Company's advertising strategy is geared toward its youthful and contemporary consumers, whose lifestyles are influenced by music, sports and fashion. Its advertising campaigns have evolved from trade magazines to a wide variety of media, including billboards, fashion magazines, radio and special events. In 2003, the Company continued to utilize advertising media to promote its products, but did so at a substantially reduced levels of spending. The Company's advertising expenditures were approximately $0.6 million, or 0.9% of net sales, in 2003 and $2.0 million, or 2.9% of net sales, in 2002.

Product Sourcing

         General

     All of the manufacturing and sourcing of the Company's products in 2003 were done by domestic and foreign independent contractors. Each of the Company's independent contractors and independent buying agents has an agreement with the Company pursuant to which it performs manufacturing or purchasing services for the Company on a non-exclusive basis. The Company evaluates its contractors frequently and believes that there are a number of manufacturers capable of producing products that meet the Company's quality standards. The Company's production requirements account for all or a significant portion of many of its contractors' production capacity. The Company has the ability to terminate its arrangements with each of its contractors at any time. A change in suppliers, however, could cause a delay in manufacturing and a possible loss of sales which could adversely affect operating results.

         Asia

     Virtually all of the Company's sportswear products other than t-shirts are produced by approximately 17 different manufacturers in six countries in Asia. During 2003, three of the Company's Asian contractors accounted for approximately 33%, 10% and 7% of the Company's total unit production in 2003. The Company has well established relationships with many of its contractors, although it does not have written agreements with them. The Company retains independent buying agents in various countries in Asia to assist in selecting and overseeing independent manufacturers, sourcing fabric, trim and other materials and monitoring quotas. Independent buying agents also perform quality control functions on behalf of the Company, including inspecting materials and manufactured products prior to accepting delivery. The sourcing and merchandising staffs in the Company's New York offices oversee Asian fabric and product development, apparel manufacturing, price negotiation and quality control, as well as the research and development of new Asian sources of supply. Asian production represented approximately 62% of the Company's total unit production in 2003. Purchasing from Asian contractors requires the Company to estimate sales and issue purchase orders for inventory well in advance of receiving firm orders from its customers. A risk to the Company is that its estimates may differ from actual orders. If this happens, the Company may miss sales because it did not order enough, or it may have to sell excess inventory at reduced prices.

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

         United States and Mexico

     To take advantage of the shorter production time associated with T-shirt products, the Company purchases substantially all of its T-shirt blanks from a supplier in Mexico. This supplier maintains T-shirt blanks at its location and provides both full service packaging services for finished T-shirts and also drop ships T-shirt blanks directly to various independent contractors within the United States to be screen printed, embroidered or both, before being sent to the Company as a finished product to fulfill orders. T-shirt production represented approximately 39% of the Company's total unit production in 2003. During 2003, two of the Company's domestic contractors accounted for approximately 30% and 7% of the Company's total unit production in 2003.

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

Quality Control

     The Company's quality control program is designed to ensure that all of the Company's products meet its high quality standards. Visits are made by the Company's agents and product development staff to outside contractors to ensure compliance with the Company's quality standards. Audits are also performed by quality control personnel at the Milford, Delaware distribution center on all categories of incoming merchandise.

     All garments produced for the Company in Asia must be produced in accordance with the Company's specifications. The Company's import quality control program is designed to ensure that the Company's products meet its high quality standards. The Company monitors the quality of fabrics prior to the production of garments and inspects prototypes of products before production runs are commenced. In some cases, the Company requires its agents or manufacturers to submit fabric to an independent outside laboratory for testing prior to production. The Company requires each agent to perform both in-line and final quality control checks during and after production before the garments leave the contractor. Personnel from the Company's New York office also visit Asia to conduct these inspections.

Backlog and Seasonality

     The Company's business is impacted by the general seasonal trends that are characteristic of the apparel and retail industries. In the Company's segment of the apparel industry, sales are generally higher in the first and third quarters. The Company generally receives orders for its products three to five months prior to the time the products are delivered to the stores. As of
December 31, 2003, the Company had an order backlog of approximately $18.3 million, compared to approximately $10.5 million of such orders as of December 31, 2002. The backlog of orders at any given time is affected by a number of factors, including seasonality, weather conditions, scheduling of manufacturing and shipment of products. All such orders are subject to cancellation for reasons such as late delivery.

Licenses and Other Rights Agreements

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

     Stock Ownership by a Former Licensor

     Prior to 2002, the Company issued to a former licensor of the Company an aggregate of 3.3 million shares of Series A Convertible Preferred Stock, par value $.0001 per share, of the Company (the "Preferred Stock") and 666,667 shares of the Company's common stock. Except as required by law, the Preferred Stock was not entitled to vote on any matters, and had a liquidation preference of $1.00 per share plus any declared but unpaid dividends. The Preferred Stock also provided for certain redemption rights to the Company and certain conversion rights to the holder of the Preferred Stock. Prior to 2002, the Company also issued to this former licensor a subordinated secured promissory note of the Company in the principal amount of $7.2 million, with principal and interest at an annual rate of 8% payable in varying installments through December 2006 (the "Original Note").

     Girbaud Transaction

     On May 6, 2002, Textile Investment International S.A. ("Textile"), an affiliate of the Licensor, acquired the Preferred Stock, the 666,667 shares of common stock and the Original Note from the former licensor. Pursuant to the terms of a Framework Agreement entered into on May 14, 2002 by the Company, Textile, the Licensor and Wurzburg (the "Framework Agreement"), the Company:

     -- amended the terms of the Preferred Stock so that the Preferred Stock became immediately convertible, but only into common stock of the Company. In November 2002, Textile converted all the Preferred Stock into 3.3 million shares of common stock of the Company,

     -- granted Textile warrants to purchase 500,000 shares of the Company's Common Stock for $0.75 per share,

     -- entered into a Stockholders' Agreement with Textile establishing certain terms and conditions regarding the acquisition and disposition of the Company's securities as well as certain corporate governance matters, and

     --   amended the Girbaud Agreements to

          -- add an additional option for the Company to extend the term by four additional years through 2011 and

          -- provide for the payment to the Licensor of consulting fees of $125,000 per agreement for calendar year 2002, and $150,000 per agreement for each remaining calendar year under the term of each agreement (the "Consultants' Fees").

     As a result of those transactions, Textile and Wurzburg (which owns 500,000 shares of the Company's common stock) own approximately 40% of the Company's common stock and, as the Company's largest stockholders, they may designate five of the nine nominees for election as directors of the Company.

     The Company's business is dependent upon its use of the Girbaud brand names and images, which are in turn dependent upon the existence and continuation of certain licenses as described below.

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

     Under the Girbaud Men's Agreement as amended the Company is required to make royalty payments to the Licensor in an amount equal to 6.25% of the Company's net sales of regular licensed merchandise and 3.0% in the case of certain irregular and closeout licensed merchandise. The Company is obligated to pay the greater of actual royalties earned or minimum guaranteed annual royalties of $3,000,000 through 2007. On a monthly basis during the term, the Company is obligated to pay 8.3% of the minimum guaranteed royalties for that year. On a quarterly basis during the term, the Company is required to pay the amount that the actual royalties exceed the total minimum guaranteed royalties for that quarter. The Company is required to spend the greater of an amount equal to 3% of Girbaud men's net sales or $500,000 in advertising and related expenses promoting the men's Girbaud brand products in each year through the term of the Girbaud men's agreement.

     Under the Girbaud Women's Agreement as amended, the Company is required to make royalty payments to the Licensor in an amount equal to 6.25% of net sales of regular licensed merchandise and 3.0% of certain irregular and closeout licensed merchandise. The Company is obligated to pay the greater of actual royalties earned or minimum guaranteed annual royalties of $1,500,000 through 2007. On a monthly basis during the term, the Company is obligated to pay 8.3% of the minimum guaranteed royalties for that year. On a yearly basis, the Company is required to pay the amount that the actual royalties exceed the total minimum guaranteed royalties for that year.

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

     The Girbaud Women's Agreement initially required the Company to open a Girbaud flagship store for the sale of the Company's Girbaud men's and women's lines and other Girbaud licensed merchandise in New York City by the end of 1998. In December 1998, the Girbaud Women's Agreement was amended to defer this requirement for one year and to provide that the Company would spend an additional $1.8 million on enhanced sales and marketing in 1999. In August, 1999, the Company issued 500,000 shares of restricted common stock to the Licensor (which was subsequently transferred to Wurzburg) in connection with an amendment of the Girbaud Women's Agreement to further defer the obligation to open a Girbaud retail store. Under the new agreement, if the Company had not signed a lease agreement for a Girbaud retail store by July 31, 2002, it would become obligated to pay the Licensor an additional $500,000 in royalties. During 2001, the Company decided not to sign a lease agreement for a Girbaud retail store and paid $175,000 of this royalty, the remainder of which was paid by July 31, 2002. The entire amount was expensed in the fourth quarter of 2001.

     The Company is obligated to pay a minimum of $6.1 million during 2004 in the form of minimum royalty payments, fashion show and advertising and promotional expenses pursuant to the Girbaud license agreements. In 2004, the Company expects that substantially all of its net sales will come from apparel associated with the Girbaud licenses.

Credit Control

     The Company manages its own credit and collection functions and has never used a factoring service or outside credit insurance. The Company sells to approximately 2,300 accounts throughout the United States and Puerto Rico. All of the functions necessary to service this large volume of accounts are handled by the Company's in-house credit department in Baltimore, Maryland. The Company extends credit to its customers. Accordingly, the Company may have significant risk in collecting accounts receivable from its customers. The Company has credit policies and procedures which it uses to minimize exposure to credit losses. The Company currently employs three people in its credit department and believes that managing its own credit gives it unique flexibility as to which customers the Company should sell and how much business it should do with each. The Company obtains and periodically updates information regarding the financial condition and credit histories of customers. The Company's collection personnel evaluate this information and, if appropriate, establish a line of credit. Credit personnel track payment activity for each customer using customized computer software and directly contact customers with receivable balances outstanding beyond 30 days. If these collection efforts are unsuccessful, the Company may discontinue merchandise shipments until the outstanding balance is paid. Ultimately, the Company may engage an outside collection organization to collect past due accounts. Timely contact with customers has been effective in minimizing the Company's credit losses. In 2003 and 2002, the Company's credit losses were $0.3 million and $0.5 million, respectively and the Company's actual credit losses as a percentage of net sales were 0.5% and 0.7%, respectively.

Competition

     The apparel industry is highly competitive and fragmented and is subject to rapidly changing consumer demands and preferences. The Company believes that its continued success depends in large part upon its ability to anticipate, gauge and respond to changing consumer demands and fashion trends in a timely manner and upon the continued appeal to consumers of the Girbaud brand. The Company competes with numerous apparel brands and distributors (including Diesel, Enyce, Ecko, Rocawear and Sean John). Many of the Company's competitors have greater financial resources than the Company. Although the level and nature of competition differ among its product categories, the Company believes that it competes on the basis of its brand image, quality of design and value pricing. The Company continued to experience intense competition in 2003 from many established and new competitors at both the specialty store and department store channels of distribution.

Management Information Systems

     The Company believes that advanced information processing is essential to maintaining its competitive position. The Company's systems provide, among other things, comprehensive order processing, production, accounting and management information for the marketing, selling, production, retailing and distribution functions of the Company's business. The Company's software programs allow it to track, among other things, orders, production schedules, inventory and sales of its products. The programs include centralized management information systems, which provide the various operating departments with financial, sales, inventory and distribution related information. Via electronic data interchange, the Company is able to ship orders, from inventory on hand, to certain customers within 24 to 72 hours from the time of order receipt.

Employees

     As of March 26, 2004, the Company had approximately 100 full-time employees. The Company is not a party to any labor agreements, and none of its employees are represented by a labor union. The Company considers its relationship with its employees to be good and has not experienced any material interruption of its operations due to labor disputes. The Company also engaged the services of Peter J Rizzo as its Chief Executive Officer in December 2003, and the services of Jesse de la Rama as its Vice President of Merchandise & Retail Development in March 2004.

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

ITEM 2. PROPERTIES

Certain information concerning the Company's principal facilities is set forth below:

                         Leased or                                     Approximate Area
       Location            Owned                    Use                    in Square Feet
----------------------------------------------------------------------------------------------
                                        Administrative Headquarters and
Baltimore, MD              Owned        Office Facilities                              40,000

                                        Management, Sales,
                                        Merchandising, Marketing and
New York, NY              Leased        Sourcing Headquarters                          11,800

Milford, DE                Owned        Distribution Center                            70,000


The Company believes that its existing facilities are well maintained and in good operating condition. See "ITEM 1. Business--Warehousing and Distribution".


ITEM 3. LEGAL PROCEEDINGS

         The Company is not presently a party to any litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the fourth quarter of 2003, there were no matters submitted to a vote of the Company's stockholders.

                                                                    PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

     The market for the Company's common stock is not an exchange but is the OTC Bulletin Board, an established quotation service regulated by the National Association of Securities Dealers. As of March 26, 2004, the Company had approximately 1,000 holders of record of its common stock.

     Shares of the Company's common stock are traded on the OTC Bulletin Board under the ticker symbol "ISAC.OB". The reported last sale price of the common stock on the OTC Bulletin Board on March 29, 2004 was $0.74. The table below sets forth, for the periods indicated, the high and low bid prices of the Company's common stock for the periods indicated, as quoted by the OTC Bulletin Board Research Service. Such quotations reflect inter-dealer prices, without retail markup, markdown or commission, and may not represent actual transactions.:


Quarter Ended               High              Low              High              Low
-------------               ----              ---              ----              ---
                                     2003                               2002
                      ----------------------------------------------------------------------

March 31                    $0.70            $0.51             $0.45            $0.32
June 30                     $0.40            $0.75             $1.57            $0.37
September 30                $1.12            $0.21             $2.01            $1.15
December 31                 $1.10            $0.70             $1.41            $0.56


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

     On May 15, 1997, the Board of Directors of the Company and the Company's stockholders adopted the 1997 Omnibus Stock Plan (the "Plan"). The purpose of the Plan is to promote the long-term growth and profitability of the Company by providing key people with incentives to improve stockholder value and contribute to the growth and financial success of the Company, and by enabling the Company to attract, retain and reward the best-available persons for positions of substantial responsibility. The maximum number of shares of Common Stock that could be issued with respect to awards granted under the Plan was 500,000. The Company's stockholders approved an increase in the shares of Common Stock that may be issued with respect to awards granted under the Plan to an aggregate of
1.1 million shares, at the 1999 annual meeting of stockholders, approved an additional increase to an aggregate of 1.6 million shares at the 2002 annual meeting of stockholders and approved an additional increase to an aggregate of
2.2 million shares at the 2003 annual meeting of stockholders. The Plan is administered by the Compensation Committee of the Board of Directors. Participation in the Plan is open to all employees, officers, directors and consultants of the Company or any of its affiliates, as may be selected by the Compensation Committee from time to time. The Plan allows for stock options, stock appreciation rights, stock awards, phantom stock awards and performance awards to be granted. The Compensation Committee will determine the prices, vesting schedules, expiration dates and other material conditions upon which such awards may be exercised. Through December 31, 2003, the Company had granted stock options under the Plan exercisable upon vesting for an aggregate of 2,070,250 stock options. The weighted average exercise price of such options is $1.08 per share. Through December 31, 2003, none of those stock options had been exercised. The issuance of such stock options was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereunder. The Company previously filed a Registration Statement on Form S-8 (the "Form S-8") to register shares of Common Stock issuable pursuant to awards granted under the Plan.

     On May 6, 2002, Textile acquired the Preferred Stock, 666,667 shares of common stock and the Original Note from a former licensor. In December 2002, Textile converted all the Preferred Stock into 3.3 million shares of Common Stock of the Company. See, "Business - Licenses and Other Rights Agreements - Girbaud Transaction. In September 2002, the Company, pursuant to the terms of the Framework Agreement, granted Textile warrants to purchase 500,000 shares of the Company's Common Stock for $0.75 per share. The warrants were valued using the Black-Scholes option-pricing model and recorded as a preferred stock dividend at the time of issuance.


ITEM 6. SELECTED FINANCIAL DATA

     The selected financial data set forth below and on the following page have been derived from the consolidated financial statements of the Company and the related notes thereto. The statement of operations data for the years ended December 31, 2003, 2002 and 2001 and the balance sheet data as of December 31, 2003 and 2002 are derived from the consolidated financial statements of the Company which have been audited by BDO Seidman, LLP, independent certified public accountants, included elsewhere herein. The statement of operations data for the years ended December 31, 2000 and 1999 and the balance sheet data as of December 31, 2001, 2000 and 1999 are derived from the consolidated financial statements of the Company, which have been audited but are not contained herein. The following selected financial data should be read in conjunction with the Company's consolidated financial statements and the related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations," which are included elsewhere herein.



                                                               As of December 31,
                                     -----------------------------------------------------------------------
                                        2003           2002          2001           2000           1999
                                     -----------    -----------   ------------   ------------   ------------
Balance Sheet Data:                                              (in thousands)
Working capital                          $4,578         $6,154        $11,154        $16,777        $22,610
Total assets                             20,090         22,448         22,333         36,430         40,435
Total debt                               10,782         11,588          6,841         14,813          3,651
Redeemable preferred stock                   --             --          3,300          3,300          2,000
Stockholders' equity                      5,547          7,242          8,816         13,503         27,751

                                                            Year Ended December 31,
                                     -----------------------------------------------------------------------
                                        2003           2002          2001           2000           1999
                                     -----------    -----------   ------------   ------------   ------------
Statement of Operations Data:                         (in thousands except per share data)
Net sales                               $66,224        $65,798        $82,312        $95,861        $83,463
Cost of sales                            43,706         41,776         55,108         67,031         60,956
                                     -----------    -----------   ------------   ------------   ------------

    Gross profit                         22,518         24,022         27,204         28,830         22,507
Selling expenses                         11,444         13,763         12,369         14,464         12,330
License fees                              4,163          5,018          5,211          8,343          6,977
Distribution and shipping expenses        2,062          2,393          2,976          3,192          2,790
General and administrative expenses       5,244          6,715          6,648          7,229          7,754
Termination of license agreement             --             --             --          8,068             --
Provision for severance                      --            400            726            385            750
Impairment of intangibles                    --             --             --            743             --
                                     -----------    -----------   ------------   ------------   ------------

    Operating loss                        (395)        (4,267)          (726)       (13,594)        (8,094)
Interest, net                             1,009            657          1,307          1,337          1,624
Loss from sale of property                  415             --             --             --             --
Other income (expense)                      124           (39)          (149)            139            353
                                     -----------    -----------   ------------   ------------   ------------

    Loss from continuing operations
    before income taxes                 (1,695)        (4,963)        (2,182)       (14,792)        (9,365)

Income tax (provision)/benefit               --             --             --             48          (110)
                                     -----------    -----------   ------------   ------------   ------------

Loss from continuing operations         (1,695)        (4,963)        (2,182)       (14,744)        (9,475)
                                     -----------    -----------   ------------   ------------   ------------

Loss from operations of
discontinued subsidiary                      --             --        (1,310)          (503)          (737)
Loss from sale of discontinued
subsidiary                                   --             --        (1,182)             --             --
                                     -----------    -----------   ------------   ------------   ------------

Loss from discontinued operations            --             --        (2,492)          (503)          (737)
                                     -----------    -----------   ------------   ------------   ------------

Net loss                                (1,695)        (4,963)        (4,674)       (15,247)       (10,212)
                                     -----------    -----------   ------------   ------------   ------------

Preferred stock deemed dividend              --          (596)             --             --             --
                                     -----------    -----------   ------------   ------------   ------------

Net loss attributable to common
stockholders                           $(1,695)       $(5,559)       $(4,674)      $(15,247)      $(10,212)
                                     ===========    ===========   ============   ============   ============

Basic and diluted loss per share
from continuing operations              $(0.15)        $(0.61)        $(0.28)        $(1.93)        $(1.37)

Basic and diluted loss per share
from discontinued operations                 --             --         (0.32)         (0.07)         (0.10)

Preferred stock deemed dividend              --         (0.07)             --             --             --

                                     -----------    -----------   ------------   ------------   ------------
Basic and diluted net loss per share   $( 0.15)       $( 0.68)       $( 0.60)        $(2.00)        $(1.47)
                                     ===========    ===========   ============   ============   ============

Weighted average common shares
outstanding                              11,135          8,160          7,854          7,639          6,935

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the "Selected Financial Data" and the Company's consolidated financial statements and the related notes thereto, which are included elsewhere herein.

Overview

     Over the past several years, the Company has shifted its focus from various brands to the Girbaud brand exclusively. In 2000, the Company terminated its license for use of the BOSS brand and it did not renew its Beverly Hills Polo Club licensing agreements in the United States and Puerto Rico when those licenses expired on December 31, 2001. During 2003 and 2002, the Company focused all of its resources on the Girbaud men's and women's lines. The Company's brand-driven market strategy has been evidenced by the increase of licensed, branded apparel as a percentage of the Company's net sales. In 2003 and 2002, all of the Company's net sales were from the Girbaud brand. This compares to 84.9%, 8.6% and 2.4% of net sales for the Girbaud, Beverly Hills Polo Club and BOSS brands in 2001 respectively.

Significant Accounting Policies and Estimates

     The Company's significant accounting policies are more fully described in its Summary of Accounting Policies set forth in the Company's consolidated financial statements and the notes thereto which accompany this report. The preparation of financial statements in conformity with accounting principles generally accepted within the United States requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying financial statements and related notes. In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. The Company does not believe there is a great likelihood that materially different amounts would be reported related to the accounting policies described below; however, application of these accounting policies involves the exercise of judgments and the use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.

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

     The Company estimates inventory markdowns based on customer orders sold below its inventory cost that will be shipped in the following period and estimates an amount for similar unsold inventory at period end. The Company analyzes recent sales and gross margins on unsold inventory in further estimating inventory markdowns. These specific markdowns are reflected in cost of sales and the related gross margins at the conclusion of the appropriate selling season. This estimate involves significant judgement by the management of the Company. Actual gross margins on sales of excess inventory may differ from the Company's estimate.


Results of Operations

                                                              Year Ended December 31,
                                                      ----------------------------------------
                                                         2003          2002           2001
                                                      -----------    ----------    -----------

Net sales                                                 100.0%        100.0%         100.0%
Cost of sales                                              66.0%         63.5%          67.0%
                                                      -----------    ----------    -----------

Gross profit                                               34.0%         36.5%          33.0%
                                                      -----------    ----------    -----------

Selling expenses                                           17.2%         21.0%          15.0%
License fees                                                6.3%          7.6%           6.3%
Distribution and shipping expenses                          3.2%          3.6%           3.6%
General and administrative expenses                         7.9%         10.2%           8.1%
Provision for severance                                       --          0.6%           0.9%
                                                      -----------    ----------    -----------

Operating loss                                            (0.6%)        (6.5%)         (0.9%)
                                                      ===========    ==========    ===========


Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Net Sales.

     Net sales increased 0.6% to $66.2 million in 2003 from $65.8 million in 2002. Whereas net sales did not significantly change in 2003 compared to 2002, net sales trended up towards the second half of 2003 compared to the second half of 2002. Net sales were $16.5 million, $16.2 million, $16.4 million and $17.1 million in the first, second, third and fourth quarters of 2003 respectively compared to $20.2 million, $17.0 million $16.3 million and $12.3 million for the same quarters of 2002 respectively. Net sales of Girbaud men's sportswear increased $1.0 million or 1.8% to $57.2 million. Net sales of Girbaud women's sportswear decreased $0.6 million or 6.3% to $9.0 million.

Gross Profit.

     Gross profit decreased 6.2% to $22.5 million in 2003 from $24.0 million in 2002. Gross profit as a percentage of net sales decreased to 34.0% from 36.5% over the same period. The decrease in gross profit resulted from sales to off-price retailers at reduced selling prices and an increase in air freight costs affecting gross profit margins in 2003. In an effort to decrease the inventory level and to generate cash for first quarter 2003 working capital needs, the Company generated significant sales early in 2003 to a mass retailer at gross profit margins significantly below the margins on goods that are sold to department and specialty stores. To properly reflect inventory at its net realizable value at the end of the prior year, the Company had an inventory writedown of $1.8 million at December 31, 2002. Accordingly, this generated minimal gross profit associated with these sales to the mass retailer in the first quarter of 2003. The Company's inventory writedown at the end of 2003 was $0.3 million. To help identify inventory shortages as well as excess inventory, the Company monitors inventory levels by product category on a weekly basis. Personnel look at recent sales data and order backlog to help identify slow moving inventory items. Further, sales managers continually discuss product turnover and sales forecasts with sales personnel to aid in identifying product shortages and overages. Based on the information available, the Company believes the inventory writedowns were appropriate at December 31, 2003 and 2002, respectively.

Selling, Distribution, General and Administrative Expenses.

     Selling, distribution, general and administrative ("SG&A") expenses decreased 19.3% to $18.8 million in 2003 from $23.3 million in 2002. As a percentage of net sales, SG&A expenses decreased to 28.3% from 35.4% over the same period due to overall reduced expenses. Selling expenses decreased 17.4% to $11.4 million from $13.8 million mainly due to decreases in advertising expense and in commission expense. Distribution and shipping expenses decreased 12.5% to $2.1 million in 2003 from $2.4 million in 2002 due to efficiencies and cost reductions achieved at the Company's distribution center. General and administrative expenses decreased 22.4% to $5.2 million in 2003 from $6.7 million in 2002 due to decreases in professional, consulting and other fees associated with the 2002 Framework Agreement as well as a decrease in salaries. There was no provision for severance in 2003 compared to $0.4 million in 2002.

License Fees.

     License fees decreased 16.0% to $4.2 million in 2003 from $5.0 million in 2002. As a percentage of net sales, license fees decreased to 6.3% from 7.6%. The decrease in license fees as a percentage of net sales was primarily due to the $0.5 million reduction of the 2003 minimum royalty payments (see below). The Company is obligated to pay the greater of actual royalties earned on net sales of the men's and women's Girbaud product offering or minimum guaranteed annual royalties through 2007 of $3,000,000 for men's and $1,500,000 for women's. In February 2003, Latitude and the Company agreed to reduce the 2003 minimum guaranteed annual royalty payments by $450,000. See Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Credit Facilities.

Operating Loss.

     Operating loss decreased to $0.4 million in 2003 from $4.3 million in 2002. This improvement is due to a decrease in operating expenses offset slightly by a decrease in gross profit in 2003.

Interest Expense.

     Interest expense increased 42.9% to $1.0 million in 2003 from $0.7 million in 2002 as a result of increased borrowings on the revolving line of credit as well as an increase in the interest rate charged by the lender during 2003. Interest income earned in 2003 and 2002 was insignificant.

Income Taxes.

     The Company has estimated its annual effective tax rate at 0% based on its estimate of pre-tax loss for 2003. As of December 31, 2003, the Company had net operating loss carryforwards of approximately $45.6 million, which begin to expire in 2013, for income tax reporting purposes for which no income tax benefit has been recorded due to the uncertainty over the level of future taxable income.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Net Sales.

     Net sales decreased 20.0% to $65.8 million in 2002 from $82.3 million in 2001. The Company believes that the decrease was primarily due to the discontinuance of the BOSS, Beverly Hills Polo Club and Company-owned and private label brands, net sales of which represented $12.4 million in 2001, the sluggish retail environment and a weaker than anticipated consumer response to the Girbaud fall product offering. Net sales of Girbaud men's sportswear decreased $1.7 million or 2.9% to $56.2 million. Net sales of Girbaud women's sportswear decreased $2.5 million or 20.7% to $9.6 million. The Company is positioning the women's Girbaud collection as two separate collections, one for streetwear and the other as a contemporary line. While this positioning has had a negative impact on 2002 sales, the Company believes this repositioning will improve future growth of the line.

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

Selling, Distribution, General and Administrative Expenses.

     Selling, distribution, general and administrative ("SG&A") expenses increased 2.6% to $23.3 million in 2002 from $22.7 million in 2001. As a percentage of net sales, SG&A expenses increased to 35.4% from 27.6% over the same period due to reduced net sales levels, higher selling expenses and general and administrative expenses offset by lower distribution and shipping expenses. Selling expenses increased 11.3% to $13.8 million from $12.4 million due to increases in consulting fees associated with the Framework Agreement, sample purchases and merchandise allowances for chargebacks offset by a decrease in commission expense associated with reduced net sales levels. Distribution and shipping expenses decreased 20.0% to $2.4 million in 2002 from $3.0 million in 2001 due to decreased personnel at the Company's distribution facility to correspond with the decrease in merchandise shipments as a result of decreased sales. General and administrative expenses increased 1.5% to $6.7 million in 2002 from $6.6 million in 2001 due to increases in professional, consulting and other fees associated with the Framework Agreement offset by a decrease in salaries and bad debt expense. The provision for severance decreased 42.9% in 2002 to $0.4 million from $0.7 million in 2001.

License Fees.

     License fees decreased 3.8% to $5.0 million in 2002 from $5.2 million in 2001. As a percentage of net sales, license fees increased to 7.6% from 6.3%. The increase in license fees as a percentage of net sales is primarily due to the decrease in net sales levels of the women's Girbaud line without a corresponding decrease in minimum guaranteed annual royalties of $1,500,000 in 2002. The Company is obligated to pay the greater of actual royalties earned on net sales of the women's Girbaud product offering or minimum guaranteed annual royalties of $1,500,000 through 2007.

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

Liquidity and Capital Resources

     The Company has relied primarily on asset based borrowings, trade credit and internally generated funds to finance its operations. During 2003, the Company increased its accounts receivable $1.6 million while inventory decreased $2.5 during this same period. Accounts payable and accrued liabilities increased $0.6 million during 2003. Cash and cash equivalents held by the Company increased to $0.8 million at December 31, 2003 compared to $0.6 million at December 31, 2002 while its working capital decreased to $4.6 million at December 31, 2003 from $6.2 million at December 31, 2002. A decrease in demand for the Company's products could have a material adverse effect on the Company's working capital.

Operating Cash Flow.

     Cash provided by operations totaled $1.3 million in 2003 compared to cash used in operations of $5.0 million in 2002. Positive operating cash flow in 2003 was due primarily to a decrease in inventory and an increase in liabilities partially offset by the net loss and an increase in accounts receivable. Cash provided by investing activities during 2003 was insignificant, totaling $0.1 million. Cash used in financing activities totaled $1.2 million in 2003 resulting primarily from the pay down of the revolving line of credit and decrease in checks issued against future deposits.

     Inventories decreased $2.5 million from December 31, 2002 to December 31, 2003, compared to an increase of $1.4 million from December 31, 2001 to December 31, 2002. The decrease in 2003 was partially the result of the Company's efforts to reduce unsold inventory to more manageable levels. In 2003, the Company also eliminated the need to carry T-shirt blank raw material inventory by switching to a vendor in Mexico whom drop ships T-shirt blanks directly to screen printers or embroidery contractors as requested by the Company . The increase in 2002 was the result of purchasing inventory for sales that did not materialize in the fall of 2002, which was a result of the sluggish retail environment and a weaker than anticipated consumer response to the Company's fall product offering. To properly reflect unsold inventory at its net realizable value, the Company had an inventory valuation allowance of $1.8 million at December 31, 2002, compared to $0.3 million at December 31, 2003.

Credit Facilities

     The Company has an asset-based revolving line of credit (the "Credit Agreement") with Congress Financial Corporation ("Congress"). In December 2002 and again in March and November 2003, the Credit Agreement was amended to extend the term through December 31, 2004, to modify the minimum levels of working capital and tangible net worth the Company is required to maintain and to modify the rate of interest on borrowings under the Credit Agreement. The amended Credit Agreement provides that the Company may borrow up to 80.0% of net eligible accounts receivable and a portion of inventory, as defined in the Credit Agreement. Borrowings under the Credit Agreement may not exceed $20.0 million including outstanding letters of credit which are limited to $6.0 million from May 1 to September 30 of each year and $4.0 million for the remainder of each year, and bear interest at Congress' prime rate of interest plus 2.25% (effectively 6.30% at December 31, 2003). Outstanding letters of credit approximated $1.4 million at December 31, 2003. In connection with amending the Credit Agreement in December 2002, the Company had agreed to pay Congress a financing fee of $250,000, one half of which was paid at the time of closing and the other half was paid by the Company in February 2003. This financing fee is being amortized over 24 months which began in January 2003. In connection with amending the Credit Agreement in March 2003, the Company paid Congress a financing fee of $75,000. This financing fee was amortized over the remaining months of 2003. In connection with amending the Credit Agreement in November 2003, the Company paid Congress a financing fee of $50,000 which was expensed at the time of payment. In connection with the Company's efforts to obtain these waivers, and to comply with its covenants, the Licensor and the Company agreed, in February and November 2003 to:

          -- defer the December 2002 and January 2003 royalty payments of $250,000 each under the Girbaud Men's Agreement to October and November 2003 respectively. Both these deferred October and November 2003 royalty payments of $250,000 each were further deferred to May and June 2004 respectively;

          -- defer the December 2002 royalty payment of $125,000 under the Girbaud Women's Agreement to October 2003. This royalty payment was further deferred to May 2004;

          -- reduce the 2003 minimum guaranteed annual royalty payments by $450,000 to $1,050,000 by paying $25,000 in each of the months of April and May, 2003; $125,000 in each of the months of June, July, August, September, October and December, 2003; and $250,000 in November 2003. One half of the November royalty payment of $250,000, or $125,000 was further deferred to June 2004.

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


     The Company extends credit to its customers. Accordingly, the Company may have significant risk in collecting accounts receivable from its customers. The Company has credit policies and procedures which it uses to minimize exposure to credit losses. The Company's collection personnel regularly contact customers with receivable balances outstanding beyond 30 days to expedite collection. If these collection efforts are unsuccessful, the Company may discontinue merchandise shipments until the outstanding balance is paid. Ultimately, the Company may engage an outside collection organization to collect past due accounts. Timely contact with customers has been effective in minimizing its credit losses. In 2003 and 2002, the Company's credit losses were $0.3 million and $0.5 million, respectively and the Company's actual credit losses as a percentage of net sales were 0.5% and 0.7%, respectively.

     The Company has the following contractual obligations and commercial commitments as of December 31, 2003:


 Schedule of contractual obligations:
                                                        Payments Due By Period
                            -------------------------------------------------------------------------------
                                 Total           Less than 1      1-3 years       4-5 years     After 5
                                                    year                                          years
                            -----------------   --------------  --------------  --------------  -----------
Revolving line of credit       $   4,224,285      $ 4,224,285         $    --         $    --        $  --
Long term debt                     6,557,908        2,013,977       2,817,465       1,726,466           --
Operating leases                     671,396          386,345         208,864          76,187           --
Employment agreements              3,385,000        1,655,000       1,730,000              --           --
Girbaud license
obligations *                     19,125,000        5,625,000       9,000,000       4,500,000           --
Girbaud fashion shows              1,200,000          300,000         600,000         300,000           --
Girbaud creative &                                                                                      --
advertising fees                     760,000          190,000         380,000         190,000
                            -----------------   --------------  --------------  --------------  -----------

Total contractual cash
obligations                    $  35,923,589     $ 14,394,607    $ 14,736,329     $ 6,792,653        $  --
                            =================   ==============  ==============  ==============  ===========

(*) Adjusted to account for the deferrals, reductions and waivers of the Consultants' Fees, royalty and other payment obligations mentioned above


 Schedule of commercial commitments:
                                           Amount of Commitment Expiration Per Period
                                               Less than 1                                  After 5
                                Total             year         1-3 years     4-5 years       years
                            ---------------  ----------------  -----------   -----------  ------------
Line of credit  **
(including letters of
credit)                     $   20,000,000   $    20,000,000   $       --    $        --  $         --
                            ---------------  ----------------  -----------   -----------  ------------

Total commercial
commitments                 $   20,000,000   $    20,000,000   $        --   $        --  $         --
                            ===============  ================  ===========   ===========  ============

(**)At December 31, 2003, the Company had $4.2 million of borrowings under its revolving line of credit and outstanding letters of credit of approximately $1.4 million under the Credit Agreement.

     The Company believes that current levels of cash and cash equivalents ($0.8 million at December 31, 2003) together with cash from operations and funds available under its Credit Agreement, will be sufficient to meet its capital requirements for the next 12 months.

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

Recent Accounting Pronouncements

     In December 2003, the FASB issued a revision to SFAS No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits". This statement does not change the measurement or recognition aspects for pensions and other postretirement benefit plans; however, it does revise employee disclosures to include more information about the plan assets, obligations to pay benefits and funding obligations. SFAS 132, as revised, is generally effective for financial statements with fiscal years ending after December 15, 2003. Certain additional disclosure applicable to foreign defined benefit plans are effective for fiscal years ending after June 15th, 2004. The Company has adopted the required provisions of SFAS No. 132, as revised.

     In May 2003, the FASB issued SFAS No.150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," SFAS No. 150 clarifies the definition of a liability as currently defined in FASB Concepts Statement No. 6, "Elements of Financial Statements, " as well as other planned revisions. This statement requires a financial instrument that embodies an obligation of an issuer to be classified as a liability, In addition, the statement establishes standards for the initial and subsequent measurement of these financial instruments and disclosure requirements. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and for all other matters, is effective at the first interim period beginning after June 15, 2003. The adoption of SFASD 150 did not have a material effect on the Company's financial position or results of operations.

     In April 2003, the FASB issued SFAS No.149," Amendment of Statement 133 on Derivative Instruments and Hedging Activities," SFAS No. 149 amends SFAS No. 133 for decisions made by the FASB's Derivatives Implementation Group, other FASB projects dealing with financial instruments, and in response to implementation issues raised in relation to the application of the definition of a derivative. This statement is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designed after June 30, 2003. The adoption of SFAS 149 did not have material effect on the Company's financial position or results of operations.

     In January 2003, the FASB issued Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities" and in December 2003, a revised interpretation was issued (FIN No.46, as revised). In general, a variable interest entity ("VIE") is a corporation, partnership, trust, or any other legal structure used for business purposes that either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46, as revised, requires a VIE to be consolidated by a company if that company is designated as the primary beneficiary. The interpretation applies to VIEs created after January 31, 2003, and for all financial statements issued after December 15, 2003 for VIEs in which an enterprise held a variable interest that it acquired before February 1, 2003. The adoption of FIN 46, as revised, did not have a material effect on the Company's financial position or results of operations,

     In December 2002, the FASB issued SFAS No.148, "Accounting for Stock-Based Compensation--Transition and Disclosure.' This statement amends SFAS No. 123,"Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensations. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted the disclosure provisions of this standard.

     In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others"' ("FIN 45"). FIN 45 addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees, The disclosure requirements in this Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 did not have a material effect on the Company's financial position or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements of the Company and the report of independent certified public accountants thereon are set forth on pages F-1 through F-20 hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 9A. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed

     -- to ensure that information required to be disclosed in the Company's Exchange Act reports

          -- is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms,

          -- is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

     --   with the objective of providing reasonable assurance that

          --   the Company's transactions are properly authorized;

          -- the Company's assets are safeguarded against unauthorized or improper use; and

          -- the Company's transactions are properly recorded and reported, all to permit the preparation of the Company's financial statements in conformity with generally accepted accounting principles.

     In designing and evaluating the Company's disclosure controls and procedures, the Company's management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and that management must apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

     As of the end of the period, the Company conducted an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Among other matters, the Company sought in the Company's evaluation to determine whether there were any significant deficiencies or material weaknesses in the Company's disclosure controls and procedures, or whether the Company had identified any acts of fraud involving personnel who have a significant role in the implementation of those controls and procedures.

     Based upon that evaluation, the Company's CEO and CFO have concluded that, subject to the limitations described above, the Company's disclosure controls and procedures are effective to ensure that material information relating to the Company and its consolidated subsidiary is made known to management, including the CEO and CFO, particularly during the period when the Company's periodic reports are being prepared, and that the Company's disclosure controls and procedures are effective to provide reasonable assurance that the Company's financial statements are fairly presented in conformity with generally accepted accounting principles.

     There have been no significant changes in the Company's disclosure controls and procedures or in other factors that could significantly affect them during the fourth quarter of 2003.

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     The information appearing in the Company's Definitive Proxy Statement prepared in connection with the 2004 Annual Meeting of Stockholders (the "Proxy Statement") under the captions "Proposal 1: Election of Directors", "Principal Executive Officers of the Company Who Are Not Also Directors", "Section 16(a) Beneficial Ownership Reporting Compliance", "Board Committees and Meetings" and "Code of Ethics" are incorporated herein by reference. The Proxy Statement will be filed not later than 120 days after the end of the fiscal year covered by this annual report on Form 10-K.

ITEM 11.          EXECUTIVE COMPENSATION

     The information appearing in the Proxy Statement under the caption "Executive Compensation" is incorporated herein by reference.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information appearing in the Proxy Statement under the caption "Security Ownership Of Certain Beneficial Owners And Management" and "Securities Authorized for Issuance Under Equity Compensation Plans" are incorporated herein by reference.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information appearing in the Proxy Statement under the caption "Certain Relationships And Related Transactions" is incorporated herein by reference.


ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

     The information appearing in the Proxy Statement under the caption "Principal Accounting Fees and Services" is incorporated herein by reference.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)1. Financial Statements. The following financial statements, related notes and the Report of Independent Certified Public Accountants, are included in response to Item 8 hereof:


                   Index to Consolidated Financial Statements                         Page
                                                                                      ----

Report of Independent Certified Public Accountants                                     F-1
Consolidated Balance Sheets at December 31, 2003 and 2002                              F-2
Consolidated Statements of Operations for the years ended December 31, 2003,
2002 and 2001                                                                          F-3
Consolidated Statements of Stockholders' Equity for the years ended December
31, 2003, 2002 and 2001                                                                F-4
Consolidated Statements of Cash Flows for the years ended December 31, 2003,
2002 and 2001                                                                          F-5
Summary of Accounting Policies                                                      F-6 to F10
Notes to Consolidated Financial Statements                                         F-11 to F20

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

(a)3. Exhibits (numbered in accordance with Item 601 of Regulation S-K). The following is a list of Exhibits filed herewith:

     3.06 Certificate of Amendment of the Company's Amended and Restated Certificate of Incorporation (a copy of which was filed with the Commission on August 14, 2003 as Exhibit 3.06 to the Company's Quarterly Report on Form 10-Q, and is hereby incorporated herein by this reference).

     4.04 Amended and Restated Omnibus Stock Plan as in effect on June 30, 2003 (a copy of which was filed with the Commission on August 14, 2003 as Exhibit 4.04 to the Company's Quarterly Report on Form 10-Q, and is hereby incorporated herein by this reference).

   10.112 Employment Agreement dated the 31st day of March, 2003 between I.C. Isaacs & Company, L.P. and Robert Conologue (a copy of which was filed with the Commission on May 15, 2003 as Exhibit 10.112 to the Company's Quarterly Report on Form 10-Q, and is hereby incorporated herein by this reference).

   10.113 Employment Agreement dated the 15th day of February, 2003 between
          I.C. Isaacs & Company, L.P. and Sandra Finkelstein (a copy of which was filed with the Commission on May 15, 2003 as Exhibit 10.113 to the Company's Quarterly Report on Form 10-Q, and is hereby incorporated herein by this reference).

   10.114 Amendment dated as of May 15th, 2003 to the Amended and Restated Employment Agreement between I.C. Isaacs & Company, L.P. and Daniel J. Gladstone Employment Agreement dated the 15th day of February, 2003 between I.C. Isaacs & Company, L.P. and Sandra Finkelstein (a copy of which was filed with the Commission on May 15, 2003 as Exhibit 10.114 to the Company's Quarterly Report on Form 10-Q, and is hereby incorporated herein by this reference).

   10.115 Amendment dated as of March 31st, 2003 to the Amended and Restated Employment Agreement between I.C. Isaacs & Company, L.P. and Eugene C. Wielespki (a copy of which was filed with the Commission on May 15, 2003 as Exhibit 10.115 to the Company's Quarterly Report on Form 10-Q, and is hereby incorporated herein by this reference).

   10.116 Consulting Agreement made as of the 31st day of March 31st, 2003 between I.C. Isaacs & Company, L.P. and Societe de Finance et d'Investissement, SA (a copy of which was filed with the Commission on May 15, 2003 as Exhibit 10.116 to the Company's Quarterly Report on Form 10-Q, and is hereby incorporated herein by this reference).

   10.117 Amendment No. 2 and Waiver to Amendment and Restated Loan and Security Agreement, dated November 12, 2003, by and between I. C. Isaacs & Company L.P. and Congress Financial Corporation (a copy of which was filed with the Commission on November 14, 2003 as Exhibit
          10.112 to the Company's Quarterly Report on Form 10-Q, and is hereby incorporated herein by this reference).

   10.118 Amendment No. 8, dated October 29, 2003 to the Trademark License and Technical Assistance Agreement for Women's Collections between Latitude Licensing Corp. and I.C. Isaacs & Company L.P. (a copy of which was filed with the Commission on November 14, 2003 as Exhibit
          10.113 to the Company's Quarterly Report on Form 10-Q, and is hereby incorporated herein by this reference).

   10.119 Amendment No. 6, dated October 29, 2003 to the Trademark License and Technical Assistance Agreement dated the 1st day of November 1997 by and between Latitude Licensing Corp. and I.C. Isaacs & Company L.P. (a copy of which was filed with the Commission on November 14, 2003 as
          Exhibit 10.114 to the Company's Quarterly Report on Form 10-Q, and is hereby incorporated herein by this reference).

     23.1 Consent of BDO Seidman, LLP

     31.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of
          2002

     31.2 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of
          2002

     32.1 Certification Pursuant to Section 1350 of chapter 63 of Title 18 of the United States Code


(b)  Reports on Form 8-K:

     On November 12, 2003, the Company furnished a Current Report on Form 8-K under Item 12 -- Disclosure of Results of Operations and Financial Condition, containing a press release in which it announced its financial results for the quarter ended September 30, 2003.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


              I.C. ISAACS & COMPANY , INC.
              (REGISTRANT)

              By:                            /s/ Peter J. Rizzo
                     -----------------------------------------------------------
                                           Peter J. Rizzo
                                       Chief Executive Officer
                                        Date: March 29, 2004


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                         Title                             Date

/s/ Peter J. Rizzo       Chief (Principal) Executive Officer,   March 29, 2004
    -------------------  Director
    Peter J. Rizzo

/s/ Robert J. Conologue  Chief Operating Officer, Chief         March 29, 2004
    -------------------  (Principal) Financial Officer, Director
    Robert J. Conologue

/s/ Staffan Ahrenberg    Chairman of the Board                  March 29, 2004
    -------------------
    Staffan Ahrenberg

/s/ Daniel J. Gladstone  President                              March 29, 2004
    -------------------
    Daniel J. Gladstone

/s/ Olivier Bachellerie  Director                               March 29, 2004
    -------------------
    Olivier Bachellerie

/s/ Rene Faltz           Director                               March 29, 2004
    -------------------
    Rene Faltz

/s/ Neal J. Fox          Director                               March 29, 2004
    -------------------
    Neal J. Fox

/s/ Jon Hechler          Director                               March 29, 2004
    -------------------
    Jon Hechler

/s/ Roland Loubet        Director                               March 29, 2004
    -------------------
    Roland Loubet

/s/ Robert S. Stec       Director                               March 29, 2004
    -------------------
    Robert S. Stec

               Report of Independent Certified Public Accountants



To the Board of Directors and Stockholders
I.C. Isaacs & Company, Inc.


     We have audited the accompanying consolidated balance sheets of I.C. Isaacs & Company, Inc. and subsidiaries as of December 31, 2003 and 2002 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of I.C. Isaacs & Company, Inc. and subsidiaries at December 31, 2003 and 2002 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

                                           BDO SEIDMAN, LLP

Bethesda, Maryland
March 15, 2004

                           I.C. Isaacs & Company, Inc.
                           Consolidated Balance Sheets

                                                                             December 31,
                                                                 --------------------------------------
                                                                       2003                  2002
                                                                 -----------------    -----------------
Assets
Current
  Cash, including temporary investments of $168,000 and $82,000     $     782,519        $     600,997
  Accounts receivable, less allowance for doubtful
    accounts of $275,000 and $245,000 (Note 3)                          9,871,110            8,318,693
  Inventories (Notes 1 and 3)                                           3,854,731            6,443,574
  Prepaid expenses and other                                               68,676              206,933
                                                                 -----------------    -----------------

Total current assets                                                   14,577,036           15,570,197
Property, plant and equipment, at cost, less accumulated
   depreciation and amortization (Note 2)                                 777,089            1,780,871
Trademark and licenses, less accumulated amortization of $0 and
   $1,295,122  (Note 9)                                                        --               54,878
Other assets (Note 10)                                                  4,735,635            5,042,204
                                                                 -----------------    -----------------
                                                                    $  20,089,760        $  22,448,150
                                                                 =================    =================

Liabilities and Stockholders' Equity
Current
  Checks issued against future deposits                                $  197,441           $  626,082
  Current maturities of revolving line of credit
  (Note 3)                                                              4,224,285            5,030,453
  Current maturities of long-term debt (Note 3)                         2,013,977              767,372
  Accounts payable                                                      1,039,901              907,520

  Accrued expenses and other current liabilities (Note 4)               2,523,253            2,084,449
                                                                 -----------------    -----------------

Total current liabilities                                               9,998,857            9,415,876

Long-term debt (Note 3)                                                 4,543,931            5,790,536

Commitments and contingencies (Notes 3, 9 and 10)

Stockholders' Equity (Notes 6, 7 and 9)
  Preferred stock; $.0001 par value; 5,000,000 shares
    authorized, none outstanding                                               --                   --
  Common stock; $.0001 par value; 50,000,000 shares authorized;
    12,311,366 shares issued; 11,134,657 shares outstanding                 1,231                1,231
  Additional paid-in capital                                           43,658,853           43,658,853
  Accumulated deficit                                                (35,790,241)         (34,095,475)
  Treasury stock, at cost (1,176,709 shares)                          (2,322,871)          (2,322,871)
                                                                 -----------------    -----------------

Total stockholders' equity                                              5,546,972            7,241,738
                                                                                      -----------------
                                                                 -----------------
                                                                     $ 20,089,760         $ 22,448,150
                                                                 =================    =================

     See accompanying summary of accounting policies and notes to consolidated financial statements.

                           I.C. Isaacs & Company, Inc.
                      Consolidated Statements of Operations


                                                               Years Ended December 31,
                                             --------------------------------------------------------------
                                                   2003                  2002                  2001
                                             ------------------    ------------------    ------------------

Net sales                                        $  66,224,500         $  65,798,081         $  82,311,654
Cost of sales                                       43,706,398            41,776,131            55,108,041
                                             ------------------    ------------------    ------------------

Gross profit                                        22,518,102            24,021,950            27,203,613
                                             ------------------    ------------------    ------------------

Operating Expenses
  Selling                                           11,444,611            13,763,187            12,369,155
  License fees (Note 9)                              4,163,035             5,017,637             5,210,978
  Distribution and shipping                          2,062,032             2,392,809             2,975,405
  General and administrative                         5,243,916             6,715,285             6,648,167
  Provision for severance (Note 9)                          --               400,000               726,400
                                             ------------------    ------------------    ------------------

Total operating expenses                            22,913,594            28,288,918            27,930,105
                                             ------------------    ------------------    ------------------

Operating loss                                       (395,492)           (4,266,968)             (726,492)
                                             ------------------    ------------------    ------------------

Other income (expense)
  Interest, net of interest income of
    $1,687, $955 and $2,805                        (1,008,744)             (657,189)           (1,307,151)
  Loss on sale of property                           (414,650)                    --                    --
  Other, net                                           124,120              (38,442)             (148,648)
                                             ------------------    ------------------    ------------------

Total other expense                                (1,299,274)             (695,631)           (1,455,799)
                                             ------------------    ------------------    ------------------


Loss from continuing operations                    (1,694,766)           (4,962,599)           (2,182,291)
                                             ------------------    ------------------    ------------------

Discontinued operations (Note 8)
  Loss from operations of discontinued
    subsidiary                                              --                    --           (1,309,610)
  Loss from sale of discontinued subsidiary                 --                    --           (1,182,281)
                                             ------------------    ------------------    ------------------

Loss from discontinued operations                           --                    --           (2,491,891)
                                             ------------------    ------------------    ------------------

Net loss                                           (1,694,766)          (4, 962,599)           (4,674,182)

Preferred stock deemed dividend                             --             (596,252)                    --
                                             ------------------    ------------------    ------------------

Net loss attributable to common stockholders     $ (1,694,766)         $ (5,558,851)         $ (4,674,182)
                                             ==================    ==================    ==================

Basic and diluted net loss per share from
continuing operations                              $    (0.15)           $    (0.61)           $    (0.28)

Basic and diluted net loss per share from
discontinued operations                                     --                    --                (0.32)

Basic and diluted net loss per share from
preferred stock deemed dividend                             --                (0.07)                    --
                                             ------------------    ------------------    ------------------

Basic and diluted net loss per share              $    ( 0.15)          $    ( 0.68)          $    ( 0.60)
                                             ==================    ==================    ==================
Weighted average common shares outstanding          11,134,657             8,160,136             7,853,780


     See accompanying summary of accounting policies and notes to consolidated financial statements.

                           I.C. Isaacs & Company, Inc.
                 Consolidated Statements of Stockholders' Equity



                            Common Stock      Additional
                         -------------------   Paid-in     Accumulated    Treasury
                           Shares    Amount    Capital        Deficit      Stock        Total
                         ----------- ------- ------------ ------------- ------------ -----------
Balance, at December 31,
 2000                     9,011,366    $901  $39,674,931  $(23,862,442) $(2,310,030) $3,503,360
 Net loss                        --      --           --    (4,674,182)          --  (4,674,182)
 Purchase of treasury
  stock                          --      --           --            --      (12,841)    (12,841)
                         ----------- ------- ------------ ------------- ------------ -----------

Balance, at December 31,
 2001                     9,011,366     901   39,674,931   (28,536,624)  (2,322,871)  8,816,337
 Net loss                        --      --           --    (4,962,599)          --  (4,962,599)
 Conversion of Series A
  Preferred Stock         3,300,000     330    3,299,670            --           --   3,300,000
 Officers' compensation
  contribution                   --      --       88,000            --           --      88,000
 Deemed dividend in
  connection with
  preferred stock                --      --      596,252      (596,252)          --          --
                         ----------- ------- ------------ ------------- ------------ -----------

Balance, at December 31,
 2002                    12,311,366  $1,231  $43,658,853  $(34,095,475) $(2,322,871) $7,241,738
 Net loss                        --      --           --    (1,694,766)          --  (1,694,766)
                         ----------- ------- ------------ ------------- ------------ -----------
Balance, at December 31,
 2003                    12,311,366  $1,231  $43,658,853  $(35,790,241) $(2,322,871) $5,546,972
                         =========== ======= ============ ============= ============ ===========

     See accompanying summary of accounting policies and notes to consolidated financial statements.

                           I.C. Isaacs & Company, Inc.
                      Consolidated Statements of Cash Flows


                                                     Years Ended December 31,
                                             -----------------------------------------
                                                 2003          2002           2001
                                             ------------  ------------  -------------

Operating Activities
  Net loss                                   $(1,694,766)  $(4,962,599)   $(4,674,182)
  Adjustments to reconcile net loss to net
   cash provided by (used in) operating
   activities
    Provision for doubtful accounts              202,111       315,314        880,019
    Write off of accounts receivable            (172,111)     (470,314)    (1,019,727)
    Provision for sales returns and discounts  2,477,904     3,672,100      4,803,384
    Sales returns and discounts               (2,540,904)   (3,744,100)    (4,835,384)
    Depreciation and amortization                756,831     1,219,018      1,176,378
    (Gain) loss on sale of assets                414,650        37,655        (56,340)
    Officers' compensation contribution               --        88,000             --
    Compensation expense on stock options             --            --          3,239
    Loss on sale of subsidiary                        --            --      1,182,281
    (Increase) decrease in assets
       Accounts receivable                    (1,519,417)    1,245,640      4,037,841
       Inventories                             2,588,843    (1,372,772)     8,731,917
       Prepaid expenses and other                138,257       341,129         23,582
       Refundable income taxes                        --        31,192        311,630
       Other assets                              106,569    (1,390,114)      (805,375)
    Increase (decrease) in liabilities
       Accounts payable                          132,381      (182,933)      (216,764)
       Accrued expenses and other current
        liabilities                              438,804       148,299       (900,013)
                                             ------------  ------------  -------------

Cash provided by (used in) operating
 activities                                    1,329,152    (5,024,485)     8,642,486
                                             ------------  ------------  -------------

Investing Activities
  Proceeds from sale of assets                   268,221         3,050        126,397
  Capital expenditures                          (181,042)     (103,880)      (308,364)
                                             ------------  ------------  -------------

Cash provided by (used in) investing
 activities                                       87,179      (100,830)      (181,967)
                                             ------------  ------------  -------------

Financing Activities
  Checks issued against future deposits         (428,641)      277,226       (496,488)
  Purchase of treasury stock                          --            --        (12,841)
  Principal proceeds from (payments on)
   revolving line of credit                     (806,168)    5,030,453     (7,613,109)
  Principal payments on long-term debt                --      (283,179)      (358,913)
  Deferred financing costs                            --      (125,000)            --
                                             ------------  ------------  -------------

Cash (used in) provided by financing
 activities                                   (1,234,809)    4,899,500     (8,481,351)
                                             ------------  ------------  -------------

Increase (decrease) in cash and cash
 equivalents                                     181,522      (225,815)       (20,832)

Cash and Cash Equivalents, at beginning of
 year                                            600,997       826,812        847,644
                                             ------------  ------------  -------------

Cash and Cash Equivalents, at end of year       $782,519      $600,997       $826,812
                                             ============  ============  =============

     See accompanying summary of accounting policies and notes to consolidated financial statements.

                           I.C. Isaacs & Company, Inc.
                         Summary of Accounting Policies

Basis of Presentation

     The consolidated financial statements include the accounts of I. C. Isaacs & Company, Inc. ("ICI"), I.C. Isaacs Europe, S.L. ("Isaacs Europe"), I.C. Isaacs & Company, L.P. (the "Partnership"), Isaacs Design, Inc. ("Design") and I.C. Isaacs Far East Ltd. (collectively the "Company"). The Company sold the common stock of Isaacs Europe, SL in December 2001. I.C. Isaacs Far East Ltd. did not have any significant revenue or expenses in 2003, 2002 and 2001. All intercompany balances and transactions have been eliminated.

Business Description

     The Company, which operates in one business segment, is a designer and marketer of branded jeanswear and sportswear. The Company offers collections of jeanswear and sportswear for men and women under the Marithe and Francois Girbaud brand ("Girbaud brand") in the United States, Puerto Rico and Canada. The Girbaud brand is an internationally recognized designer label with a distinct European influence. The Company has positioned its Girbaud brand line with a broad assortment of products, styles and fabrications reflecting a contemporary European look. The Company markets a full collection of men's and women's jeanswear and sportswear under the Girbaud brand, including a broad array of bottoms, tops and outerwear.

Risks and Uncertainties

     The apparel industry is highly competitive. The Company competes with many companies, including larger, well capitalized companies which have sought to increase market share through massive consumer advertising and price reductions. The Company continues to experience increased competition from many established and new competitors at both the department store and specialty store channels of distribution. The Company continues to redesign its jeanswear and sportswear lines in an effort to be competitive and compatible with changing consumer tastes. Also, the Company has developed and implemented marketing initiatives to promote its Girbaud brand. A risk to the Company is that such a strategy may lead to continued pressure on profit margins. In the past several years, many of the Company's competitors have switched much of their apparel manufacturing from the United States to foreign locations such as Mexico, the Dominican Republic and throughout Asia. As competitors lower production costs, it gives them greater flexibility to lower prices. Over the last several years, the Company also switched its production to contractors outside the United States to reduce costs. Since 2001, the Company has imported substantially all of its inventory, excluding t-shirts, as finished goods from contractors in Asia. This shift in purchasing requires the Company to estimate sales and issue purchase orders for inventory well in advance of receiving firm orders from its customers. A risk to the Company is that its sales estimates may differ from actual orders. If this happens, the Company may miss sales because it did not order enough inventory, or it may have to sell excess inventory at reduced prices. The Company faces other risks inherent in the apparel industry. These risks include changes in fashion trends and related consumer acceptance and the continuing consolidation in the retail segment of the apparel industry. The Company's ability, or inability, to manage these risk factors could influence future financial and operating results.

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

Concentration of Credit Risk

     Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of trade accounts receivable. The Company's customer base is not concentrated in any specific geographic region, but is concentrated in the retail industry. For the years ended December 31, 2003, 2002 and 2001, sales to one customer were $5,155,655, $5,302,278 and
$4,361,417. These amounts constitute 7.8%, 8.1% and 5.3% of total sales, respectively. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. The Company's actual credit losses as a percentage of net sales were 0.3%, 0.8% and 1.2% for the years ended December 31, 2003, 2002 and 2001, respectively.

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

Stock Options

     The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS 123"), but applies, and plans to continue applying, the intrinsic value method set forth in Accounting Principles Board Opinion No. 25 for stock options granted to employees. The Company expenses the fair value of stock options granted to nonemployees. If the Company had elected to recognize compensation expense based on the fair value at the grant dates, consistent with the method prescribed by SFAS No. 123, net loss per share would have been changed to the pro forma amount indicated below.

     For stock options granted to employees, the Company has estimated the fair value of each option granted using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 4.03, 3.96% and 5.93%, expected volatility of 75%, 75% and 75%, expected option life of 5, 9 and 4.5 years and no dividend payment expected for 2003, 2002 and 2001, respectively. Using these assumptions, the fair value of the stock options granted is $0..53, $0.47 and $0.39 for 2003, 2002 and 2001, respectively. There were no adjustments made in calculating the fair value to account for vesting provisions or for non-transferability or risk of forfeiture. The weighted average remaining life for options outstanding at December 31, 2003 is 6 years.

                                                      Year ended December 31,
                                          ------------------------------------------------
                                               2003            2002              2001
                                          --------------  --------------  ----------------


Net loss attributable to common
 stockholders, as reported                 $ (1,694,766)   $ (5,558,851)   $ (4,674,182)
       Less: Stock based employee
        compensation expense included in
        reported net loss                            --              --             3,239
       Add: Total stock-based employee
        compensation expense determined
        under the fair value based method
        for all awards                         (231,448)        (20,332)          (19,946)
                                          --------------  --------------  ----------------
Pro forma net loss attributable to common
 stockholders                               $(1,926,214)   $ (5,579,183)      $(4,690,889)
                                          ==============  ==============  ================

Basic and diluted loss per common share,
 as reported                                     $(0.15)        $ (0.68)           $(0.60)

Basic and diluted loss per common share,
 pro forma                                       $(0.17)        $ (0.68)           $(0.60)

Revenue Recognition

     Sales are recognized upon shipment of products. Allowances for estimated returns are provided when sales are recorded. In accordance with EITF 00-10, shipping and handling fees billed to customers are classified in net sales in the consolidated statements of operations. Shipping and handling costs incurred are classified in distribution and shipping in the consolidated statements of operations.

Advertising Costs

     Advertising costs, included in selling expenses, are expensed as incurred and were $559,966, $1,975,405 and $1,767,647 for the years ended December 31, 2003, 2002 and 2001 respectively.

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

Fair Value of Financial Instruments

     Financial instruments of the company include cash and cash equivalents, accounts receivable, short-term investments and long and short-term debt. Fair values of cash and cash equivalents, accounts receivable, short-term investments and short-term debt approximate cost due to the short period of time to maturity. Based upon the current borrowing rates available to the Company, estimated fair values of long-term debt approximate their recorded amounts.

Loss Per Share

     Loss per share is based on the weighted average number of shares of common stock and dilutive common stock equivalents outstanding. Basic loss per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution of securities that could share in the earnings of an entity. Basic and diluted earnings per share are the same during 2003, 2002 and 2001 because the impact of dilutive securities is anti-dilutive. There were outstanding employee stock options of 2,070,250, 1,306,250 and 1,086,250 and outstanding warrants of 500,000, 500,000 and 0 at December 31, 2003, 2002 and 2001, respectively. These stock options and warrants were excluded from the computation of loss per share as their inclusion would have been anti-dilutive.

Comprehensive Income

     The Company has adopted the provisions of Statement No. 130, "Reporting Comprehensive Income". The Company has no items of comprehensive income to report.

Recent Accounting Pronouncements

     In December 2003, the FASB issued a revision to SFAS No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits". This statement does not change the measurement or recognition aspects for pensions and other postretirement benefit plans; however, it does revise employee disclosures to include more information about the plan assets, obligations to pay benefits and funding obligations. SFAS 132, as revised, is generally effective for financial statements with fiscal years ending after December 15, 2003. Certain additional disclosure applicable to foreign defined benefit plans are effective for fiscal years ending after June 15th, 2004. The Company has adopted the required provisions of SFAS No. 132, as revised.

     In May 2003, the FASB issued SFAS No.150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," SFAS No. 150 clarifies the definition of a liability as currently defined in FASB Concepts Statement No. 6, "Elements of Financial Statements, " as well as other planned revisions. This statement requires a financial instrument that embodies an obligation of an issuer to be classified as a liability, In addition, the statement establishes standards for the initial and subsequent measurement of these financial instruments and disclosure requirements. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and for all other matters, is effective at the first interim period beginning after June 15, 2003. The adoption of SFASD 150 did not have a material effect on the Company's financial position or results of operations.


     In April 2003, the FASB issued SFAS No.149," Amendment of Statement 133 on Derivative Instruments and Hedging Activities," SFAS No. 149 amends SFAS No. 133 for decisions made by the FASB's Derivatives Implementation Group, other FASB projects dealing with financial instruments, and in response to implementation issues raised in relation to the application of the definition of a derivative. This statement is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designed after June 30, 2003. The adoption of SFAS 149 did not have material effect on the Company's financial position or results of operations.

     In January 2003, the FASB issued Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities" and in December 2003, a revised interpretation was issued (FIN No.46, as revised). In general, a variable interest entity ("VIE") is a corporation, partnership, trust, or any other legal structure used for business purposes that either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46, As revised, requires a VIE to be consolidated by a company if that company is designated as the primary beneficiary. The interpretation applies to VIEs created after January 31, 2003, and for all financial statements issued after December 15, 2003 for VIEs in which an enterprise held a variable interest that it acquired before February 1, 2003. The adoption of Fin 46, as revised, did not have a material effect on the Company's financial position or results of operations,

     In December 2002, the FASB issued SFAS No.148, "Accounting for Stock-Based Compensation--Transition and Disclosure.' This statement amends SFAS No. 123,"Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensations. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted the disclosure provisions of this standard.

     In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others"' ("FIN 45"). FIN 45 addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees, The disclosure requirements in this Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 did not have a material effect on the Company's financial position or results of operations.

                           I.C. Isaacs & Company, Inc.
                   Notes to Consolidated Financial Statements

1. Inventories

         Inventories consist of the following:
                                                          December 31,
                                             ---------------------------------------
                                                    2003                 2002
                                             ------------------   ------------------

Raw materials                                     $         --         $  1,418,225
Work-in-process                                        289,407              545,660
Finished goods                                       3,565,324            4,479,689
                                             ------------------   ------------------

                                                  $  3,854,731         $  6,443,574
                                             ==================   ==================

2. Property, Plant and Equipment

         Property, plant and equipment consists of the following:
                                                          December 31,                    Estimated
                                             ---------------------------------------        Useful
                                                   2003                  2002               Lives
                                             ------------------    -----------------        -----

Land                                               $   149,160          $   691,205
Buildings and improvements                           1,262,892            1,403,719          18 years
Machinery, equipment and fixtures                    6,970,708            6,789,665         5-7 years
Other                                                1,239,200            1,239,200           various
                                             ------------------    -----------------

                                                     9,621,960           10,123,789
Less accumulated depreciation and
amortization                                         8,844,871            8,342,918
                                             ------------------    -----------------

                                                   $   777,089         $  1,780,871
                                             ==================    =================

Depreciation expense for 2003, 2002 and 2001 totaled $501,953, $804,000 and $686,670 respectively.

3. Long-term Debt


         Long-term debt consists of the following:
                                                         December 31,
                                             --------------------------------------
                                                   2003                 2002
                                             ------------------   -----------------

Revolving line of credit (a)                      $  4,224,285         $ 5,030,453
Notes payable (b)                                    6,557,908           6,557,908
                                             ------------------   -----------------

Total                                               10,782,193          11,588,361

Less current maturities of revolving line
    of credit                                        4,224,285           5,030,453
Less current maturities of long-term debt            2,013,977             767,372
                                             ------------------   -----------------

                                                   $ 4,543,931         $ 5,790,536
                                             ==================   =================

(a) The Company has an asset-based revolving line of credit (the "Credit Agreement") with Congress Financial Corporation ("Congress"). In December 2002 and again in March and November 2003, the Credit Agreement was amended to extend the term through December 31, 2004, to modify the minimum levels of working capital and tangible net worth the Company is required to maintain and to modify the rate of interest on borrowings under the Credit Agreement. The amended Credit Agreement provides that the Company may borrow up to 80.0% of net eligible accounts receivable and a portion of inventory, as defined in the Credit Agreement. Borrowings under the Credit Agreement may not exceed $20.0 million including outstanding letters of credit which are limited to $6.0 million from May 1 to September 30 of each year and $4.0 million for the remainder of each year, and bear interest at the lender's prime rate of interest plus 2.25% (effectively 6.30% at December 31, 2003). Outstanding letters of credit approximated $1.4 million at December 31, 2003. In connection with amending the Credit Agreement in December 2002, the Company had agreed to pay Congress a financing fee of $250,000, one half of which was paid at the time of closing and the other half was paid by the Company in February 2003. This financing fee is being amortized over 24 months beginning January 2003. In connection with amending the Credit Agreement in March 2003, the Company paid Congress a financing fee of $75,000. This financing fee was amortized over the remaining months of 2003. In connection with amending the Credit Agreement in November 2003, the Company paid Congress a financing fee of $50,000, which was expensed at the time it was paid. The Company is currently in compliance with the working capital and tangible net worth covenants, however, there can be no assurances that the Company will not be in violation of these covenants during 2004 or thereafter. Average short-term borrowings and the related interest rates are as follows:

                                            ------------------------------------
                                                  Year Ended December 31,
                                            ------------------------------------
                                                 2003                2002
                                            ----------------    ----------------

Borrowings under revolving line of credit       $ 4,224,285         $ 5,030,453
Weighted average interest rate                        6.30%               5.60%
Maximum month-end balance during year           $ 7,836,492         $ 5,451,316
Average month-end balance during year           $ 5,956,376         $ 2,464,754

(b) On May 6, 2002, Textile Investment International S.A. ("Textile"), an affiliate of the licensor to the Company of the Girbaud brand, acquired a note payable issued by the Company from a former licensor. On May 21, 2002, Textile exchanged this note for an amended and restated note (the "Replacement Note"), which deferred the original note's principal payments and extended the maturity date until 2007. The Replacement Note is subordinated to the rights of Congress under the Agreement. Due to certain availability requirements of the Credit Agreement not being met, the December 2002 and the March, June, September and December 2003 Replacement Note payments were not required to be made. Under the Replacement Note, the fact that these payments were not paid does not put the Replacement Note in default. The Replacement Note has been classified as current or long-term based upon the scheduled quarterly payments as detailed per the Replacement Note agreement. In addition, the scheduled quarterly payments not made above have been classified as current.

          At December 31, 2003, long-term debt maturities are as follows:

              2004                        $ 2,013,977
              2005                          1,352,203
              2006                          1,465,263
              2007                          1,726,465
                                      ----------------
                                          $ 6,557,908
                                      ================

4. Accrued Expenses

         Accrued expenses consist of the following:
                                                              December 31,
                                                   ------------------------------------
                                                        2003                2002
                                                   ----------------    ----------------
Royalties, Note 9                                      $ 1,153,094          $  375,000
Accrued interest                                           702,628             194,687
Management & selling bonuses                               236,587             313,808
Payroll tax withholdings                                    69,619              52,605
Accrued compensation                                        68,397             115,624
Customer credit balances                                    61,633              85,265
Sales commissions payable                                   60,294              12,283
Accrued professional fees                                   50,000             197,000
Property taxes                                              19,895              46,155
Severance benefits                                              --             426,022
Financing fees                                                  --             125,000
Insurance premium payable                                       --             120,000
Other                                                      101,106              21,000
                                                   ----------------    ----------------
                                                       $ 2,523,253         $ 2,084,449
                                                   ================    ================

5. Income Taxes

     Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. The Company has net operating loss carry forwards for income tax reporting purposes of approximately $45,163,000 for which no income tax benefit has been recorded due to the uncertainty over the generation of taxable income in 2004 and thereafter. These net operating loss carryforwards begin to expire in 2013.

Significant items comprising the Company's deferred
tax assets are as follows:                                     December 31,
                                                   ---------------------------------
                                                        2003             2002
                                                   ---------------- ----------------

Net operating loss carry forwards                     $ 20,490,000     $ 19,512,000
Depreciation and amortization                              773,000          780,000
Capital loss carryforward                                  178,000               --
Allowance for doubtful accounts                            118,000          105,000
Inventory valuation                                         37,000           69,000
Accrued severance                                               --          172,000
Contribution carryovers                                     46,000           33,000
Other                                                       22,000           22,000
                                                   ---------------- ----------------
                                                        21,644,000       20,693,000

Valuation allowance                                   (21,644,000)     (20,693,000)
                                                   ---------------- ----------------
Net deferred tax asset                                     $    --          $    --
                                                   ================ ================


A reconciliation between the statutory and
effective tax rates is as follows:                          Year Ended December 31,
                                                   ------------------------------------------
                                                     2003           2002            2001
                                                   ----------    ------------    ------------

Federal statutory rate                               (35.0)%         (35.0)%         (35.0)%
State and local taxes, net of federal benefit         (4.0)           (4.0)           (4.0)
Nondeductible entertainment expense                    1.0             1.0             1.0
Losses for which a benefit is not currently
 available                                            38.0            38.0            38.0
                                                   ----------    ------------    ------------
                                                        -- %            -- %             -- %
                                                   ==========    ============    ============

6. Stockholders' Equity

     In June 1998, the Company's Board of Directors authorized a stock repurchase program. The Company currently holds 1,176,709 of common stock shares in its treasury at a cost of $2,322,871.

     On May 6, 2002, Textile acquired from a former licensor of the Company 3.3 million shares of the Company's Series A Convertible Preferred Stock (the "Preferred Stock"), 666,667 shares of the Company's Common Stock and a subordinated secured promissory note issued by the Company to this former licensor in March 2001 in the original principal amount of $7.2 million (the "Note"). The Preferred Stock held by the former licensor was to become convertible into either 3.3 million shares of Common Stock of the Company or a $3.3 million promissory note of the Company in 2003. Pursuant to the terms of the Framework Agreement entered into on May 14, 2002 (the "Framework Agreement"), between the Company, Textile and Textile affiliates Latitude Licensing Corp. ("Latitude") and Wurzburg Holding S.A. ("Wurzburg"), the Company amended the terms of the Preferred Stock so that the Preferred Stock was immediately convertible, but only into Common Stock of the Company. In November 2002, Textile converted all of the Preferred Stock into 3.3 million shares of Common Stock of the Company.

     The Company has also (i) granted Textile warrants to purchase 500,000 shares of the Company's Common Stock for $0.75 per share, (ii) entered into a Stockholders' Agreement with Textile establishing certain terms and conditions regarding the acquisition and disposition of the Company's securities as well as certain corporate governance matters, and (iii) amended the Girbaud licensing agreement for men's and women's apparel to add an additional option for the Company to extend the term by four additional years through 2011. The Company determined the aggregate value of these warrants on the date of grant to be approximately $596,000, based on the Black-Scholes valuation model, with the following weighted average assumptions: dividend yield of 0%, expected volatility of 75%, risk free interest rate of 3.59% and expected term of 9 years. This amount had been recorded as a preferred stock deemed dividend in the statements of operations and stockholders' equity.

7. Stock Options

     In May 1997, the Company adopted the 1997 Omnibus Stock Plan (the "Plan"). Under the 1997 Omnibus Stock Plan, as amended in 1999, 2002 and 2003, the Company may grant qualified and nonqualified stock options, stock appreciation rights, restricted stock or performance awards, payable in cash or shares of common stock, to selected employees. The Company has reserved 2,200,000 shares of common stock for issuance under the 1997 Omnibus Stock Plan. Options vest at the end of the second year and expire 10 years from the date of grant and upon termination of employment.

     The following table relates to options activity in 2001, 2002 and 2003 under the Plan:

                                                                            Weighted average
                                                        Number of             exercise price
                                                          shares                per share
                                                      ---------------    ------------------------

Options outstanding at December 31, 2000                   1,020,250                       1.519
Granted                                                       66,000                       0.810
                                                      ---------------

Options outstanding at December 31, 2001                   1,086,250                       1.470

Granted                                                      220,000                       0.580
                                                      ---------------

Options outstanding at December 31, 2002                   1,306,250                       1.226

Granted                                                      925,000                       0.770

Cancelled                                                  (161,000)                       1.380
                                                      ---------------

Options outstanding at December 31, 2003                   2,070,250                       1.076
                                                      ===============

Options exercisable at December 31, 2003                   1,425,250                       1.311
                                                      ===============

A summary of stock options outstanding and exercisable as of December 31, 2003 is as follows:

           -------------------------------------------------------------------------------------------
                                    Options outstanding              |          Options exercisable
           -------------------------------------------------------------------------------------------
                                             Weighted        Weighted                        Weighted
          Range of                            Average         Average                         Average
          Exercise             Number       Remaining        Exercise          Number        Exercise
            Prices        Outstanding    Life (years)           Price     Exercisable           Price
-------------------  -----------------  --------------  --------------  --------------  --------------
    $0.30 to $0.60            645,000            6.26          $0.193              --              --
   $0.90 to $2.125          1,425,250            5.86          $0.978       1,425,250          $1.311
-------------------  -----------------  --------------  --------------  --------------  --------------
   $0.30 to $2.125          2,070,250            5.98          $0.679       1,425,250          $1.311
===================  =================  ==============  ==============  ==============  ==============


8. Discontinued Operations

     On December 20, 2001, the Board of Directors voted to sell all of the outstanding common stock of Isaacs Europe. Subsequently, the Company sold 100% of the outstanding common stock of Isaacs Europe to a management group of Isaacs Europe in exchange for repayment of $100,000 of intercompany debt and the assumption of liabilities.

     The Company had concluded, from the inception of Isaacs Europe, that it did not meet the criteria for segment reporting under either Statement of Financial Accounting Standards No. 14 "Financial Reporting for Segments of a Business Enterprise" or Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information". However, in June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144") which changed the criteria for reporting disposals as discontinued operations in the financial statements. The Company has reviewed the provisions of SFAS 144 and has determined that the sale of Isaacs Europe meets the two conditions necessary for presentation as discontinued operations. Those conditions are (a) the operations and cash flow of the component have been or will be eliminated from the ongoing operations of the entity as a result of the disposal transaction and (b) the entity will not have any significant continuing involvement in the operations of the component after the disposal transaction.

     The sale of Isaacs Europe was effective on December 31, 2001. The Company recorded a loss from operations of Isaacs Europe of $1,309,610 for the year ended December 31, 2001. The Company recorded a loss on the sale of Isaacs Europe of $1,182,281. The loss on the sale of Isaacs Europe was not offset by the consideration of $100,000 as the ultimate collection of the amount was uncertain at the time of the transaction. Isaacs Europe subsequently ceased operations and the Company will not collect the consideration from the sale. Revenues from Isaacs Europe were insignificant since its inception.

9. Commitments and Contingencies

Operating Leases

     The Company rents real and personal property under leases expiring at various dates through 2008. Certain of the leases stipulate payment of real estate taxes and other occupancy expenses. Minimum annual rental commitments under noncancellable operating leases in effect at December 31, 2003 are summarized as follows:


                                       Showrooms &         Computer &
                                      Office Space      Office Equipment         Total
                                     ----------------   -----------------   -----------------

                                2004      $  271,128          $  115,217          $  386,345
                                2005              --             115,217             115,217
                                2006              --              93,647              93,647
                                2007              --              43,308              43,308
                                2008              --              32,879              32,879
                                     ----------------   -----------------   -----------------

                                          $  271,128          $  400,268          $  671,396
                                     ================   =================   =================


Total rent expense is as follows:                    Year Ended December 31,
                                     --------------------------------------------------------
                                          2003                2002                2001
                                     ----------------   -----------------   -----------------

Minimum rentals                           $  475,966          $  631,925          $  949,204
Other lease costs                            154,437             175,218              22,847
                                     ----------------   -----------------   -----------------

                                          $  630,403          $  807,143          $  972,051
                                     ================   =================   =================

Licenses

Girbaud Men's Licensing Agreement

     The Company has entered into an exclusive license agreement with Latitude to manufacture and market men's jeanswear, casual wear, outerwear and active influenced sportswear under the Girbaud brand and certain related trademarks in the United States, Puerto Rico, the U.S. Virgin Islands and Canada. In June 2002, the Company notified Latitude of its intention to extend the agreement through 2007. Under the agreement as amended, the Company is required to make royalty payments to the licensor in an amount equal to 6.25% of net sales or regular licensed merchandise and 3.0% of certain irregular and closeout licensed merchandise. The Company is obligated to pay the greater of actual royalties earned or minimum guaranteed annual royalties of $3,000,000 through 2007. In February 2003, Latitude and the Company agreed to defer the December 2002 and January 2003 royalty payments of $250,000 each to October and November 2003, respectively. In November of 2003, Latitude and the Company agreed that the $250,000 royalty payment that had been deferred from December 2002 to October 2003 would be further deferred to May 2004, and the $250,000 royalty payment that had been deferred from January 2003 to November 2003 would be further deferred to June 2004. The Company is required to spend the greater of an amount equal to 3% of Girbaud men's net sales or $500,000 in advertising and related expenses promoting the men's Girbaud brand products in each year through the term of the Girbaud men's agreement.

Girbaud Women's Licensing Agreement

     The Company has entered into an exclusive license agreement with Latitude to manufacture and market women's jeanswear, casual wear, and active influenced sportswear under the Girbaud brand and certain related trademarks in the United States, Puerto Rico, and the U.S. Virgin Islands. In June 2002, the Company notified Latitude of its intention to extend the agreement through 2007. Under the agreement as amended, the Company is required to make royalty payments to the licensor in an amount equal to 6.25% of net sales or regular licensed merchandise and 3.0% of certain irregular and closeout licensed merchandise. The Company is obligated to pay the greater of actual royalties earned or minimum guaranteed annual royalties of $1,500,000 through 2007. In February 2003, Latitude and the Company agreed to defer the December 2002 royalty payment of $125,000 to October 2003 and to reduce the 2003 minimum guaranteed royalty payments by $450,000 to $1,050,000. The Company will make no minimum royalty payments under this agreement from February to May 2003. In November of 2003, Latitude and the Company agreed that the $125,000 royalty payment that had been deferred from January 2003 to October 2003 would be further deferred to May 2004, and that one half of the $250,000 payment due in the month of November 2003 with respect to the minimum royalties to be paid in 2003 would be paid in that month and the $125,000 balance thereof shall be deferred to June 2004. The Company is required to spend the greater of an amount equal to 3% of Girbaud women's net sales or $400,000 in advertising and related expenses promoting the women's Girbaud brand products in each year through the term of the Girbaud women's agreement. In addition, while the agreement is in effect the Company is required to pay $190,000 per year to the licensor for advertising and promotional expenditures related to the Girbaud brand.

The Company has the following contractual obligations as of December 31, 2003:


 Schedule of contractual obligations:                           Payments Due By Period
                                             -------------------------------------------------------------
                                Total           Current         1-3 years        4-5 years     After 5
                                                                                                 years
                            ---------------  ---------------  ---------------  --------------  -----------
Employment agreements          $ 3,385,000      $ 1,655,000      $ 1,730,000              --           --
Girbaud license                 19,125,000        5,625,000        9,000,000       4,500,000           --
obligations *
Girbaud fashion shows            1,200,000          300,000          600,000         300,000           --
Girbaud creative &
advertising fees                   760,000          190,000          380,000         190,000           --
                            ---------------  ---------------  ---------------  --------------  -----------
Total contractual
obligations                 $   24,470,000      $ 7,770,000     $ 11,710,000     $ 4,990,000           --
                            ===============  ===============  ===============  ==============  ===========

(*) Adjusted to account for the deferrals, reductions and waivers of the Consultants'
     Fees and royalty obligations mentioned above.

Employment Agreements

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

     The Company is party to employment agreements with several officers which provide for specified levels of compensation and certain other benefits. The agreements also provide for severance payments from the termination date through the expiration date under certain circumstances.

     In December 2002, Robert J Arnot and the Board of Directors agreed that he would not continue to serve as Chief Executive Officer and President. On February 3, 2003, Mr. Arnot resigned as a director, Chief Executive Officer and

President of the Company effective as of February 6, 2003. In connection with his resignation, Mr. Arnot agreed to terminate his employment agreement and enter into a separation agreement. The separation agreement provided that Mr. Arnot serve as a paid consultant to the Company between February 6, 2003 and May 2, 2003 and thereafter had received severance payments until December 15, 2003. The Company recognized severance expense of $400,000 in December 2002.

     The Company engaged the services of Peter J Rizzo as its Chief Executive Officer in December 2003.

10. Retirement Plan

     The Company sponsors a defined benefit pension plan that covers substantially all employees with more than one year of service. The Company's policy is to fund pension costs accrued. Contributions to the plan reflect benefits attributed to employees' service to date, as well as service expected to be earned in the future. The benefits are based on the number of years of service and the employee's compensation during the three consecutive complete years of service prior to or including the year of termination of employment. Plan assets consist primarily of common stocks, fixed income securities and cash. The latest available actuarial valuation is as of December 31, 2003. Pension expense for 2003, 2002 and 2001 was approximately $349,000, $244,000 and $190,000 respectively, and includes the following components:


                                                                     Years Ended December 31,
                                                      --------------------------------------------------------
                                                            2003                2002                2001
                                                      -----------------    ----------------   -----------------
Service cost of current period                               $  54,000           $  88,000          $  106,000
Interest on the above service cost                               4,000               6,000               8,000
                                                      -----------------    ----------------   -----------------

                                                                58,000              94,000             114,000
Interest on the projected benefit obligation                   450,000             458,000             485,000
Expected return on plan assets                               (519,000)           (575,000)           (599,000)
Amortization of prior service cost                              43,000              43,000              43,000
Amortization of loss                                           317,000             224,000             147,000
                                                      -----------------    ----------------   -----------------

Pension cost                                                $  349,000          $  244,000          $  190,000
                                                      =================    ================   =================

The following table sets forth the Plan's funded                     Years ended December 31,

status and amounts recognized at December 31, 2003,
2002 and 2001:
                                                      --------------------------------------------------------
                                                           2003                2002                2001
                                                      ----------------    ----------------    ----------------

Vested benefits                                           $ 5,764,000         $ 5,756,000         $ 6,110,000
Nonvested benefits                                             30,000              35,000              63,000
                                                      ----------------    ----------------    ----------------

Accumulated benefit obligation                              5,794,000           5,791,000           6,173,000
Effect of anticipated future compensation levels and
other events                                                  245,000             297,000             457,000
                                                      ----------------    ----------------    ----------------

Projected benefit obligation                                6,039,000           6,088,000           6,630,000
                                                      ----------------    ----------------    ----------------

Fair value of assets held in the plan                       7,396,000           7,092,000           7,093,000
                                                      ----------------    ----------------    ----------------

(Excess)/deficit of projected benefit obligation
over plan assets                                            1,357,000           1,004,000             463,000
Unrecognized net loss from past experience different
from that assumed                                           3,150,000           3,509,000           2,900,000
Unrecognized prior service cost                                85,000             128,000             171,000
                                                      ----------------    ----------------    ----------------

Net prepaid periodic pension cost                         $ 4,592,000         $ 4,641,000         $ 3,534,000
                                                      ================    ================    ================

With respect to the above table, the weighted average discount rate used to measure the projected benefit obligation and net prepaid periodic pension cost was 7.5% for 2003, 2002 and 2001; the rate of increase in future compensation levels is 3%; and the expected long-term rate of return on assets is 8%. The net prepaid periodic pension cost is included in other assets in the accompanying consolidated balance sheets.


The following sets forth the Plan's change in
benefit obligation for 2003 and 2002:                       Years Ended December 31,
                                                      -------------------------------------
                                                            2003                2002
                                                      -----------------    ----------------
Benefit obligation at beginning of year                   $  6,088,000        $  6,677,000
Service cost                                                    58,000              94,000
Interest cost                                                  450,000             458,000
Benefits paid                                                (927,000)         (1,141,000)
Actuarial loss                                                 370,000                  --
                                                      -----------------    ----------------

Benefit obligation at end of period                       $  6,039,000        $  6,088,000
                                                      =================    ================

The following sets forth the Plan's change in plan
assets for 2003 and 2002:                                   Years Ended December 31,
                                                      -------------------------------------
                                                            2003                2002
                                                      -----------------    ----------------
Fair value of plan assets at beginning of year            $  7,092,000        $  7,093,000
Return on plan assets                                          519,000             575,000
Employer contributions                                         300,000           1,350,000
Benefits paid                                                (927,000)         (1,141,000)
Assets gain/loss deferred                                      412,000           (785,000)
                                                      -----------------    ----------------

Fair value of plan assets at end of year                  $  7,396,000        $  7,092,000
                                                      =================    ================

The Company's pension plan weighted-average asset
allocations at December 31, 2003 and 2002, by asset
category are as follows:                                           December 31,
                                                      -------------------------------------
                                                            2003                2002
                                                      -----------------    ----------------
    Equity Securities                                              65%                 58%
    Debt Securities                                                30%                 29%
    Cash Accounts                                                   5%                 13%
                                                      -----------------    ----------------

                                                                  100%                100%
                                                      =================    ================


The following benefit payments, which reflect expected future               Pension
services, as appropriate, are expected to be paid:                          Benefits
                                                                       -----------------
    2004                                                                    $   145,038
    2005                                                                        149,380
    2006                                                                        173,659
    2007                                                                        211,149
    2008                                                                        239,898
    Years 2009-2013                                                           1,574,021

                                                                       -----------------
                                                                              1,574,021

                                                                       =================


11. Supplemental Disclosures of Cash Flow Information

     Cash paid during the year for interest amounted to $499,166, $463,457 and $1,309,956 for 2003, 2002 and 2001, respectively.


         Non-cash effect of restructuring BOSS trademark and licensing arrangement:

                                                            2003              2002              2001
                                                      -----------------------------------------------------
        Conversion of redeemable preferred stock to            $     --       $ 3,300,000         $     --
        common stock
        Officers' compensation contribution                          --            88,000               --
        Deemed dividend in connection with preferred
        stock                                                        --           596,252               --

12. Quarterly Financial Data (Unaudited)


Summarized quarterly financial data for 2003 and 2002 is as follows:

                                                                       Quarter
------------------------------------------------------------------------------------------------------------------
2003                                      First              Second               Third              Fourth
------------------------------------------------------  ------------------  ------------------  ------------------
Net sales                               $  16,543,702       $  16,230,043       $  16,371,906       $  17,078,849
Gross profit                                4,670,896           5,695,656           5,961,612           6,189,939
Net (loss) income attributable to
common stockholders                         (641,625)             471,322           (545,429)           (979,034)
Basic and diluted (loss) earnings
per share                                      (0.06)                0.04             ( 0.05)              (0.09)
                                     =================  ==================  ==================  ==================


                                                                       Quarter
------------------------------------------------------------------------------------------------------------------
2002                                      First              Second               Third              Fourth
------------------------------------------------------  ------------------  ------------------  ------------------
Net sales                               $  20,156,508       $  16,987,156       $  16,348,297       $  12,306,120
Gross profit                                8,470,246           7,093,332           6,238,796           2,219,576
Net income (loss) attributable to           1,642,307             243,319           (510,399)         (6,934,078)
common stockholders
Basic and diluted earnings (loss)
per share                                        0.21                0.03             ( 0.07)              (0.76)
                                     =================  ==================  ==================  ==================

1. Earnings (loss) per share calculations for each of the quarters are based on the weighted average shares outstanding for each period. The sum of the quarters may not necessarily be equal to the full year earnings per share amounts.

2. During the fourth quarter of 2002, the Company wrote down its inventory by approximately $1.8 million, which had the effect of increasing the net loss per share by $0.20.

               Report of Independent Certified Public Accountants
                        on Financial Statement Schedules

I.C. Isaacs & Company, Inc.


     The audits referred to in our report to I.C. Isaacs & Company, Inc. dated March 15, 2004, which is contained in Item 8 of this Form 10-K, include the audit of the financial statement schedule listed in the accompanying index for each of the three years in the period ended December 31, 2003. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

     In our opinion, such schedule presents fairly, in all material respects, the information set forth therein.

                                                              BDO SEIDMAN, LLP

Bethesda, Maryland
March 15, 2004

                                   SCHEDULE II
                          I. C. Isaacs & Company, Inc.
                        Valuation and Qualifying Accounts


Description                                     Balance        Charged to       Deduction         Balance at
                                              Beginning of      Costs and
                                                the Year        Expenses                          End of Year
                                             ---------------  --------------  --------------     --------------
Year Ended December 31, 2001
      Allowance for doubtful accounts               630,000         880,000     (1,110,000) (1)        400,000
      Reserve for sales returns and
      discounts                                     230,000       4,803,000     (4,835,000)            198,000
Year Ended December 31, 2002
      Allowance for doubtful accounts               400,000         315,000       (470,000)            245,000
      Reserve for sales returns and
      discounts                                     198,000       3,672,000     (3,744,000)            126,000
Year Ended December 31, 2003
      Allowance for doubtful accounts               245,000         202,000       (172,000)            275,000
      Reserve for sales returns and
      discounts                                     126,000       2,477,000     (2,540,000)             63,000


(1) This amount includes a $90,000 reduction in the allowance for doubtful accounts due to the sale of the common stock of Isaacs Europe in the fourth quarter of 2001.