Form 10-Q
period 2004-03-31
IC ISAACS & CO INC
filed 2004-05-12
CIK 1041179

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             -----------------------

                                    FORM 10-Q

(Mark One)


            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934



                  For the Quarterly Period Ended March 31, 2004
                                       or

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

         As of May 12, 2004, 11,134,657 shares of common stock, par value $.0001 per share, ("Common Stock") of the Registrant were outstanding.

================================================================================

                          PART I--FINANCIAL INFORMATION
                           I.C. Isaacs & Company, Inc.
                           Consolidated Balance Sheets

Item 1. Financial Statements.




                                                                                                 March 31,  December 31,
                                                                                                    2004        2003
                                                                                                ------------------------
                                                                                                (Unaudited)
Assets
Current
  Cash, including temporary investments of $66,000 and $168,000...........................         $898,365    $782,519
  Accounts receivable, less allowance for doubtful accounts of $350,000 and $275,000......       13,415,934   9,871,110
  Inventories (Note 1)....................................................................        5,272,117   3,854,731
  Prepaid expenses and other..............................................................          209,185      68,676
                                                                                                ----------- ------------

    Total current assets..................................................................       19,795,601  14,577,036
Property, plant and equipment, at cost, less accumulated depreciation and amortization....          695,719     777,089
Other assets..............................................................................        4,605,385   4,735,635
                                                                                                ----------- ------------

                                                                                                $25,096,705 $20,089,760
                                                                                                =========== ============
Liabilities And Stockholders' Equity
Current
  Checks issued against future deposits...................................................         $516,723    $197,441
  Current maturities of  revolving line of credit (Note 2)................................        6,178,731   4,224,285
  Current maturities of long-term debt (Note 2)...........................................        2,350,196   2,013,977
  Accounts payable........................................................................        1,617,732   1,039,901
  Accrued expenses and other current liabilities (Note 3).................................        3,814,058   2,523,253
                                                                                                ----------- ------------

    Total current liabilities.............................................................       14,477,440   9,998,857
                                                                                                ----------- ------------

Long-term debt (Note 2)...................................................................        4,207,712   4,543,931

Commitments and Contingencies (Note 7)

Stockholders' Equity (Note 6)
  Preferred stock; $.0001 par value; 5,000,000 shares authorized, none outstanding........               --          --
  Common stock; $.0001 par value; 50,000,000 shares authorized, 12,311,366 shares issued;
   11,134,657 shares outstanding..........................................................            1,231       1,231
  Additional paid-in capital..............................................................       43,658,853  43,658,853
  Accumulated deficit.....................................................................      (34,925,660)(35,790,241)
  Treasury stock, at cost (1,176,709 shares)..............................................       (2,322,871) (2,322,871)
                                                                                                ------------ -----------

    Total stockholders' equity............................................................        6,411,553   5,546,972
                                                                                                ----------- ------------

                                                                                                $25,096,705 $20,089,760
                                                                                                =========== ============





          See accompanying notes to consolidated financial statements.
================================================================================

                           I.C. Isaacs & Company, Inc.
                Consolidated Statements of Operations (Unaudited)





                                                                                                   Three Months Ended
                                                                                                       March 31,
                                                                                                ------------------------
                                                                                                       2004        2003
                                                                                                ------------------------
Net sales...................................................................................... $21,717,110 $16,543,702
Cost of sales..................................................................................  13,518,379  11,872,806
                                                                                                ----------- ------------

Gross profit...................................................................................   8,198,731   4,670,896
                                                                                                ----------- ------------

Operating Expenses
  Selling......................................................................................   3,582,724   2,457,578
  License fees.................................................................................   1,353,038     927,563
  Distribution and shipping....................................................................     502,648     596,573
  General and administrative...................................................................   1,697,724   1,156,709
                                                                                                ----------- ------------

Total operating expenses.......................................................................   7,136,134   5,138,423
                                                                                                ----------- ------------

Operating income (loss)........................................................................   1,062,597    (467,527)
                                                                                                ----------- ------------

Other income (expense)
  Interest, net of interest income.............................................................    (198,767)   (229,783)
  Other, net...................................................................................         751      55,685
                                                                                                ----------- ------------

Total other income (expense)...................................................................    (198,016)   (174,098)
                                                                                                ----------- ------------


Net income (loss)..............................................................................    $864,581   $(641,625)
                                                                                                ----------- ------------


Basic earnings (loss) per share................................................................       $0.08      $(0.06)
Basic weighted average shares outstanding......................................................  11,134,657  11,134,657
Diluted earnings (loss) per share..............................................................       $0.07      $(0.06)
Diluted weighted average shares outstanding....................................................  12,279,657  11,134,657


          See accompanying notes to consolidated financial statements.

                           I.C. Isaacs & Company, Inc.
                Consolidated Statements of Cash Flows (Unaudited)


                                                                                                    Three Months Ended
                                                                                                        March 31,
                                                                                                  ----------------------
                                                                                                        2004       2003
                                                                                                  ----------------------
Operating Activities
    Net income (loss).............................................................................. $864,581  $(641,625)
Adjustments to reconcile net income (loss) to net cash used in operating activities
  Provision for doubtful accounts..................................................................  152,132     30,731
  Write off of accounts receivable.................................................................  (77,132)   (74,795)
  Provision for sales returns and discounts........................................................  821,670    945,257
  Sales returns and discounts...................................................................... (638,680)  (980,257)
  Depreciation and amortization....................................................................  142,250    211,724
(Increase) decrease in assets
  Accounts receivable.............................................................................(3,802,814)(2,992,484)
  Inventories.....................................................................................(1,417,386) 2,153,955
  Prepaid expenses and other......................................................................  (140,509)  (232,095)
  Other assets....................................................................................    99,000     36,569
Increase (decrease) in liabilities
  Accounts payable................................................................................   577,831    (44,924)
  Accrued expenses and other current liabilities.................................................. 1,290,805        514
                                                                                                  ---------- -----------

Cash used in operating activities................................................................ (2,128,252)(1,587,430)
                                                                                                  ---------- -----------

Investing Activities
  Capital expenditures...........................................................................    (29,630)   (16,560)
                                                                                                  ---------- -----------

Cash used in investing activities................................................................    (29,630)   (16,560)
                                                                                                  ----------- ----------

Financing Activities
  Checks issued against future deposits..........................................................    319,282   (401,209)
  Net borrowings on revolving line of credit.....................................................  1,954,446  2,583,017
                                                                                                  ----------- ----------

Cash provided by financing activities............................................................  2,273,728  2,181,808
                                                                                                  ----------- ----------


Increase in cash and cash equivalents............................................................    115,846    577,818
Cash and Cash Equivalents, at beginning of period................................................    782,519    600,997
                                                                                                  ----------- ----------

Cash and Cash Equivalents, at end of period......................................................   $898,365 $1,178,815
                                                                                                  ---------- -----------


          See accompanying notes to consolidated financial statements.

                           I.C. Isaacs & Company, Inc.
                         Summary of Accounting Policies

Basis of Presentation

         The consolidated financial statements include the accounts of I. C. Isaacs & Company, Inc. ("ICI"), I.C. Isaacs & Company L.P. (the
"Partnership"), Isaacs Design, Inc. ("Design") and I. C. Isaacs Far East Ltd. (collectively, the "Company"). I.C. Isaacs Far East Ltd. did not have any significant revenue or expenses in 2003 or thus far in 2004. All intercompany balances and transactions have been eliminated.

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

Interim Financial Information

         In the opinion of management, the interim financial information as of March 31, 2004 and for the three months ended March 31, 2004 and 2003 contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods. Results for interim periods are not necessarily indicative of results to be expected for an entire year.

         The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the consolidated financial statements, and the notes thereto, included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

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

Concentration of Credit Risk

         Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of trade accounts receivable. The Company's customer base is not concentrated in any specific geographic region, but is concentrated in the retail industry. As of March 31, 2004, the Company had one customer who accounted for 10.3% of trade accounts receivable. As of March 31, 2003, no one customer accounted for more than 10.0% of trade accounts receivable. For the three months ended March 31, 2004, sales to no one customer accounted for more than 10.0% of total sales. For the three months ended March 31, 2003, sales to one customer accounted for 12.5% of net sales. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

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

Earnings (Loss) Per Share

         Earnings (loss) per share is based on the weighted average number of shares of common stock and dilutive common stock equivalents outstanding. Basic earnings (loss) per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity. See Note 5 for the reconciliation of the basic and diluted earnings (loss) per share for the three months ended March 31, 2004 and 2003. Basic and diluted loss per share were the same for the three months ended March 31, 2003 because the impact of dilutive securities would be antidilutive. There were outstanding options to purchase 2,070,250 and 1,556,250 shares of common stock and outstanding warrants to purchase 500,000 shares of common stock and 500,000 shares of common stock at March 31, 2004 and 2003, respectively.

Recent Accounting Pronouncements

         In December 2003, the FASB issued a revision to SFAS No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits". This statement does not change the measurement or recognition aspects for pensions and other postretirement benefit plans; however, it does revise employee disclosures to include more information about the plan assets, obligations to pay benefits and funding obligations. SFAS No. 132, as revised, is generally effective for financial statements with fiscal years ending after December 15, 2003. Certain additional disclosures applicable to foreign defined benefit plans are effective for fiscal years ending after June 15th, 2004. The Company has adopted the required provisions of SFAS No. 132, as revised.

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," SFAS No. 150 clarifies the definition of a liability as currently defined in FASB Concepts Statement No. 6, "Elements of Financial Statements, " as well as other planned revisions. This statement requires a financial instrument that embodies an obligation of an issuer to be classified as a liability. In addition, the statement establishes standards for the initial and subsequent measurement of these financial instruments and disclosure requirements. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and for all other matters, is effective at the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material effect on the Company's financial position or results of operations.

         In April 2003, the FASB issued SFAS No. 149," Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities," SFAS No. 149 amends SFAS No. 133 for decisions made by the FASB's Derivatives Implementation Group, other FASB projects dealing with financial instruments, and in response to implementation issues raised in relation to the application of the definition of a derivative. This statement is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designed after June 30, 2003. The adoption of SFAS No. 149 did not have material effect on the Company's financial position or results of operations.

         In January 2003, the FASB issued Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities" and in December 2003, a revised interpretation was issued (FIN No. 46, as revised). In general, a variable interest entity ("VIE") is a corporation, partnership, trust, or any other legal structure used for business purposes that either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN No. 46, as revised, requires a VIE to be consolidated by a company if that company is designated as the primary beneficiary. The interpretation applies to VIEs created after January 31, 2003, and for all financial statements issued after December 15, 2003 for VIEs in which an enterprise held a variable interest that it acquired before February 1, 2003. The adoption of FIN No. 46, as revised, did not have a material effect on the Company's financial position or results of operations.

                           I.C. Isaacs & Company, Inc.
             Notes to Consolidated Financial Statements (Unaudited)

1. Inventories

                                                                   March 31,       December 31,
                                                               ----------------- ----------------
Inventories consist of the following:                                2004              2003

Work-in-process...............................................       $   243,462       $  289,407
Finished Goods................................................         5,028,655        3,565,324
                                                                       ---------        ---------
                                                                    $  5,272,117      $ 3,854,731
                                                                    ============      ===========


2. Long-term Debt

         The Company has an asset-based revolving line of credit (the "Credit Agreement") with Congress Financial Corporation ("Congress") which expires on December 31, 2004. The Credit Agreement, as previously amended, provides that the Company may borrow up to 80.0% of net eligible accounts receivable and a portion of inventory, as defined in the Credit Agreement. Borrowings under the Credit Agreement may not exceed $20.0 million including outstanding letters of credit which are limited to $6.0 million from May 1 to September 30 of each year and $4.0 million for the remainder of each year, and bear interest at the lender's prime rate of interest plus 2.0% (effectively 6.00% at March 31, 2004). Outstanding letters of credit approximated $1.2 million at March 31, 2004. In connection with amending the Credit Agreement in December 2002, the Company paid Congress a financing fee of $250,000. This financing fee is being amortized over the 24 month period which began in January 2003. The Company is currently in compliance with the working capital and tangible net worth covenants, however, there can be no assurance that the Company will continue to comply with these covenants during the remainder of 2004 or thereafter.

On May 6, 2002, Textile Investment International S.A. ("Textile"), an affiliate of the licensor to the Company of the Girbaud brand, acquired a note payable issued by the Company from a former licensor. On May 21, 2002, Textile exchanged this note for an amended and restated note (the "Replacement Note"), which deferred the original note's principal payments and extended the maturity date until 2007. The Replacement Note is subordinated to the rights of Congress under the Agreement. Due to certain availability requirements of the Credit Agreement not being met, the December 2002, the March, June, September and December 2003 and the March 2004 Replacement Note payments have not been made. Under the Replacement Note, the fact that these payments were not paid does not put the Replacement Note in default. The Replacement Note has been classified as current or long-term based upon the deferred scheduled quarterly payments as detailed per the Replacement Note agreement.

3. Accrued Expenses

                                                                   March 31,        December 31,
Accrued expenses consist of the following:                           2004                2003
                                                               ----------------    ----------------
         License fees (Note 7)                                     $ 2,178,038         $ 1,153,094
         Accrued interest                                              812,628             702,628
         Management & selling bonuses                                  195,442             236,587
         Sales commissions payable                                     148,783              60,294
         Payroll tax withholdings                                      101,040              69,619
         Customer credit balances                                       97,713              61,633
         Accrued compensation                                           87,843              68,397
         Accrued professional fees                                      50,000              50,000
         Property taxes                                                 19,895              19,895
         Other                                                         122,676             101,106
                                                               ----------------    ----------------

                                                                   $ 3,814,058         $ 2,523,253
                                                               ================    ================

4. Income Taxes

The Company has estimated its annual effective tax rate at 0% based on its estimate of pre-tax income for 2004, any of which to be offset by its net operating loss carryforwards of approximately $44.3 million. These net operating loss carryforwards begin to expire in 2013 for income tax reporting purposes and no income tax benefit has been recorded due to the uncertainty over the level of future taxable income.

5. Earnings (Loss) Per Share

         The following table presents a reconciliation of the basic and diluted earnings (loss) per share with regard to the weighted average shares outstanding for the three months ended March 31, 2004 and 2003. Basic and diluted loss per share are the same for the three months ended March 31, 2003 because the impact of dilutive securities was antidilutive.

                                                                                                 Per Share
Three Months Ended March 31, 2004:                            Net Income          Shares           Amount
                                                              ----------         -------         ---------
Basic earnings per share:
Net income attributable to common shareholders.......         $ 864,581       11,134,657             $0.08
Effect of dilutive options and warrants..............                --        1,145,000                --
Diluted earnings per share...........................         $ 864,581       12,279,657             $0.07


                                                                                                 Per Share
Three Months Ended March 31, 2003:                            Net Loss           Shares           Amount
                                                              --------           ------          ---------
Basic loss per share:
Net loss attributable to common shareholders.........       $ (641,625)       11,134,657           $(0.06)
Effect of dilutive options and warrants..............                --               --                --
Diluted loss per share...............................       $ (641,625)       11,134,657           $(0.06)

6. Stock Options

         Under the Company's Amended and Restated Omnibus Stock Plan (the "Plan"), the Company may grant qualified and nonqualified stock options, stock appreciation rights, restricted stock or performance awards, payable in cash or shares of common stock, to selected employees. The Company reserved 2,200,000 shares of common stock for issuance under the Plan. In the first three months of 2003, options to purchase 275,000 shares of common stock were granted. There was no stock option activity in the first three months of 2004. There were outstanding options to purchase 2,070,250 and 1,556,250 shares of common stock at March 31, 2004 and 2003, respectively.

         The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS 123"), but applies the intrinsic value method set forth in Accounting Principles Board Opinion No. 25. For stock options granted to employees in the first quarter of 2003, the Company estimated the fair value of each option granted using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rate of 2.91% and 2.78% for 25,000 and 250,000 options granted at February 15, 2003 and March 31, 2003, respectively, expected volatility of 75%, expected option life of 5 years and no dividend payment for 2003. Using these assumptions, the fair value of the stock options granted in the three months ended 2003 is $0.42 per stock option.

         If the Company had elected to recognize compensation expense based on the fair value at the grant dates, consistent with the method prescribed by SFAS No. 123, net income per share would have been changed to the pro forma amounts indicated below:

                                                                                     Three Months Ended March
                                                                                                31,
                                                                                 -------------------------------
                                                                                      2004           2003
                                                                                 -------------------------------


Net income (loss) attributable to common stockholders, as reported              $       864,581     $ (641,625)

          Less: Total stock based employee compensation expense determined
          under the fair value based method for all awards                             (79,359)        (15,274)
                                                                                 -------------------------------


 Pro forma net income (loss) attributable to common stockholders                $       785,222   $   (656,899)
                                                                                 ===============================

 Basic net income (loss) per common share, as reported                                   $ 0.08        $ (0.06)

 Basic net income (loss) per common share, pro forma                                     $ 0.07        $ (0.06)

 Diluted net income (loss) per common share, as reported                                 $ 0.07        $ (0.06)

 Diluted net income (loss) per common share, pro forma                                   $ 0.06        $ (0.06)


7. Commitments and Contingencies

Girbaud Men's Licensing Agreement

         The Company has entered into an exclusive license agreement with Latitude Licensing Corp. ("Latitude"), to manufacture and market men's jeanswear, casual wear, outerwear and active influenced sportswear under the Girbaud brand and certain related trademarks in the United States, Puerto Rico, and the U.S. Virgin Islands. The agreement will expire in 2007. Under the agreement as amended, the Company is required to make royalty payments to Latitude in an amount equal to 6.25% of net sales of regular licensed merchandise and 3.0% of certain irregular and closeout licensed merchandise. The Company is obligated to pay the greater of actual royalties earned or minimum guaranteed annual royalties of $3,000,000 through 2007. In February 2003, Latitude and the Company agreed to defer the December 2002 and January 2003 royalty payments of $250,000 each to October and November 2003, respectively. In November of 2003, Latitude and the Company agreed that the $250,000 royalty payment that had been deferred from December 2002 to October 2003 would be further deferred to May 2004, and the $250,000 royalty payment that had been deferred from January 2003 to November 2003 would be further deferred to June 2004. The Company is required to spend the greater of an amount equal to 3% of Girbaud men's net sales or $500,000 in advertising and related expenses promoting the men's Girbaud brand products in each year through the term of the Girbaud men's agreement.

Girbaud Women's Licensing Agreement

         The Company has entered into an exclusive license agreement with Latitude to manufacture and market women's jeanswear, casual wear, and active influenced sportswear under the Girbaud brand and certain related trademarks in the United States, Puerto Rico, and the U.S. Virgin Islands. The agreement will expire in 2007.

Under the agreement as amended, the Company is required to make royalty payments to the licensor in an amount equal to 6.25% of net sales of regular licensed merchandise and 3.0% of certain irregular and closeout licensed merchandise. The Company is obligated to pay the greater of actual royalties earned or minimum guaranteed annual royalties of $1,500,000 through 2007. In February 2003, Latitude and the Company agreed to defer the December 2002 and January 2003 royalty payments of $125,000 each to October and November 2003 respectively and to reduce the 2003 minimum guaranteed royalty payments by $450,000 to $1,050,000. The Company made no minimum royalty payments under this agreement from February to May 2003. The Company paid license fees of $1,353,038 associated with the first three months of 2004. The Company is required to spend the greater of an amount equal to 3% of Girbaud women's net sales or $400,000 in advertising and related expenses promoting the women's Girbaud brand products in each year through the term of the Girbaud women's agreement. In addition, while the agreement is in effect the Company is required to pay $190,000 per year to Latitude for advertising and promotional expenditures related to the Girbaud brand.

         Total license fees on Girbaud sportswear sales amounted to $1,353,038 and $927,563 for the three months ended March 31, 2004 and 2003, respectively.

         The Company has the following contractual obligations to Latitude as of March 31, 2004:


Schedule of certain contractual
obligations to Latitude:                                        Payments Due By Period
                                             -------------------------------------------------------------
                                Total           Current         1-3 years        4-5 years     After 5
                                                                                                 years
                            ---------------  ---------------  ---------------  --------------  -----------
Girbaud license
obligations *                 $ 18,825,000   $    6,450,000      $ 9,000,000     $ 3,375,000           --

Girbaud fashion shows            1,050,000          300,000          600,000         150,000           --
Girbaud creative &
advertising fees                   666,000          143,500          380,000         142,500           --
                            ---------------  ---------------  ---------------  --------------  -----------
Total contractual
obligations                 $   20,541,000   $    6,893,500      $ 9,980,000     $ 3,667,500           --
                            ===============  ===============  ===============  ==============  ===========

(*) Adjusted to account for the deferrals, reductions and waivers of the royalty obligations mentioned above.

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

         "I.C. Isaacs " is a trademark of the Company. All other trademarks or service marks, including "Girbaud " and "Marithe and Francois Girbaud" (collectively, "Girbaud"), appearing in this Form 10-Q are the property of their respective owners and are not the property of the Company.

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

                                                                                                Three Months
                                                                                                   Ended
                                                                                                 March 31,
                                                                                               ----------------
                                                                                               2004         2003
                                                                                               -----        ----
Net sales...............................................................................       100.0%        100.0%
Cost of sales...........................................................................         62.2          72.1
Gross profit............................................................................         37.8          27.9
Selling expenses........................................................................         16.6          15.2
License fees............................................................................          6.5           5.5
Distribution and shipping expenses......................................................          2.3           3.6
General and administrative expenses.....................................................          7.8           7.3
Operating income (loss).................................................................         4.6%        (3.7)%

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

Net Sales.

         Net sales increased 31.5% to $21.7 million in the three months ended March 31, 2004 from $16.5 million in the three months ended March 31, 2003. The Company believes the improvement was the direct result of the strength of its products in the marketplace and improved shipping performance. Net sales of the Girbaud men's product line increased $3.9 million, or 26.9% to $18.4 million while the Girbaud women's product line increased $1.3 million, or 65.0% to $3.3 million.

Gross Profit.

         Gross profit increased 74.5% to $8.2 million in the three months ended March 31, 2004 from $4.7 million in the three months ended March 31, 2003 due to higher sales, higher gross profit margins and reduced air freight. Gross profit as a percentage of net sales, or gross profit margin, increased to 37.8% from 27.9% over the same period. The increase in gross profit margin is primarily a result of a higher percentage of sales to customers at full price in the first quarter of 2004 compared to higher sales of goods to off-price retailers at substantially reduced gross profit margins in the first quarter of 2003.

Operating Expenses

         Operating expenses increased 39.2% to $7.1 million in the three months ended March 31, 2004 from $5.1 million in the three months ended March 31, 2003. As a percentage of net sales, operating expenses increased to 32.7% from 30.9% over the same period due to increased license fees, selling and administrative expenses. Selling expenses increased primarily as a result of higher merchandise allowances given to customers, higher commissions earned on higher net sales and increased selling and design salaries. Advertising expenditures increased $0.1 million to $0.2 million in the first quarter of 2004 compared to $0.1 million in the first quarter of 2003. The Company is required to spend the greater of an amount equal to 3% of Girbaud net sales or $0.9 million in advertising and related expenses promoting the Girbaud brand products in each year of the terms of the Girbaud agreements. License fees increased $0.5 million to $1.4 million in the three months ended March 31, 2004 from $0.9 million in the three months ended March 31, 2003. As a percentage of net sales, license fees increased to 6.5% from 5.5% during the same periods. The increase in license fees as a percentage of net sales is primarily due to the increase in net sales levels causing royalty payments in excess of the 2004 minimum guaranteed royalty payments and a reduction of the 2003 minimum guaranteed annual royalty payments associated with the women's Girbaud product offering. See Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Credit Facilities. Distribution and shipping decreased 16.7% to $0.5 million in the three months ended March 31, 2004 from $0.6 million in the three months ended March 31, 2003. The decrease is a result of reduced personnel costs associated with the reduction in personnel after the first quarter of 2003. General and administrative expenses increased 41.7% to $1.7 million in the three months ended March 31, 2004 from $1.2 million in the three months ended March 31, 2003. The increase is attributable to an increase in personnel costs and bad debt expense for the three months ended March 31, 2004. The increase in personnel costs are the result of higher salaries associated with the restructuring of the Company's management in 2003. The increase in bad debt expense is associated with increased sales levels.

Operating Income (Loss).

         Operating income increased $1.6 million to $1.1 million in the three months ended March 31, 2004 compared to an operating loss of $0.5 million in the three months ended March 31, 2003. The improvement is due to higher gross profit margins on higher net sales partially offset by higher S,G&A expenses.

Interest Expense.

         Interest expense remained unchanged at $0.2 million in the three months ended March 31, 2004 and 2003.

Income Taxes.

         The Company has estimated its annual effective tax rate at 0% based on its estimate of pre-tax income for 2004, any of which will be offset by its net operating loss carryforwards of approximately $44.3 million. These net operating loss carryforwards begin to expire in 2013 for income tax reporting purposes and no income tax benefit has been recorded due to the uncertainty over the level of future taxable income.

Liquidity and Capital Resources

         The Company has relied primarily on asset-based borrowings, internally generated funds and trade credit to finance its operations. The Company's capital requirements primarily result from working capital needed to support increases in inventory and accounts receivable. As of March 31, 2004, the Company had cash and cash equivalents, including temporary investments, of $0.9 million and working capital of $5.3 million compared to $1.2 million and $5.4 million, respectively, as of March 31, 2003.

Operating Cash Flow

         Cash used in operations totaled $2.1 million for the first three months of 2004, compared to $1.6 million for the same period of 2003. This is primarily due to net income of $0.9 million reduced by increases in accounts receivable, inventory, prepaid and other expenses partially offset by increases in accounts payable and accrued liabilities. Cash used for investing activities was insignificant for the first three months of 2004 and 2003. Cash provided by financing activities totaled $2.3 million for the first three months of 2004, resulting primarily from borrowings on the Company's revolving line of credit and an increase in checks issued against future deposits.

         Accounts receivable increased $3.8 million from December 31, 2003 to March 31, 2004 compared to an increase of $3.0 million from December 31, 2002 to March 31, 2003. Inventory increased $1.4 million from December 31, 2003 to March 31, 2004 compared to a decrease of $2.1 million from December 31, 2002 to March 31, 2003. Capital expenditures were insignificant for the first three months of 2004 and 2003.

Credit Facilities

The Company has an asset-based revolving line of credit (the "Credit Agreement") with Congress Financial Corporation ("Congress") which expires on December 31, 2004. The Credit Agreement, as previously amended, provides that the Company may borrow up to 80.0% of net eligible accounts receivable and a portion of inventory, as defined in the Credit Agreement. Borrowings under the Credit Agreement may not exceed $20.0 million including outstanding letters of credit which are limited to $6.0 million from May 1 to September 30 of each year and $4.0 million for the remainder of each year, and bear interest at the lender's prime rate of interest plus 2.0% (effectively 6.00% at March 31, 2004). Outstanding letters of credit approximated $1.2 million at March 31, 2004. In connection with amending the Credit Agreement in December 2002, the Company paid Congress a financing fee of $250,000. This financing fee is being amortized over the 24 month period which began in January 2003. The Company is currently in compliance with the working capital and tangible net worth covenants, however, there can be no assurance that the Company will continue to comply with these covenants during the remainder of 2004 or thereafter.


         The Company extends credit to its customers. Accordingly, the Company may have significant risk in collecting accounts receivable from its customers. The Company has credit policies and procedures which it uses to minimize exposure to credit losses. The Company's collection personnel regularly contact customers with receivable balances outstanding beyond 30 days to expedite collection. If these collection efforts are unsuccessful, the Company may discontinue merchandise shipments until the outstanding balance is paid. Ultimately, the Company may engage an outside collection organization to collect past due accounts. Timely contact with customers has been effective in reducing credit losses. The Company's credit losses were $0.2 million and $0.1 for the first three months of 2004 and 2003 respectively and the Company's actual credit losses as a percentage of net sales were 0.9% and 0.6%, respectively.

The Company has the following contractual obligations and commercial commitments as of March 31, 2004:

          Schedule of contractual obligations:

                                                        Payments Due By Period
                            -------------------------------------------------------------------------------
                                 Total           Less than 1      1-3 years       4-5 years     After 5
                                                    year                                          years
                            -----------------   --------------  --------------  --------------  -----------
Revolving line of credit       $   6,178,731      $ 6,178,731         $    --         $    --        $  --
Long term debt                     6,557,908        2,350,196       2,873,815       1,333,897           --
Operating leases                     574,806          315,865         220,844          38,097           --
Employment agreements              2,971,000        1,655,000       1,316,000              --           --
Girbaud license
obligations *                     18,825,000        6,450,000       9,000,000       3,375,000           --
Girbaud fashion shows              1,050,000          300,000         600,000         150,000           --
Girbaud creative &                                                                                      --
advertising fees                     666,000          143,500         380,000         142,500
                            -----------------   --------------  --------------  --------------  -----------
Total contractual cash
obligations                    $  36,823,445     $ 17,393,292    $ 14,390,659     $ 5,039,494        $  --
                            =================   ==============  ==============  ==============  ===========

(*) Adjusted to account for the deferrals, reductions and waivers of the royalty and other payment obligations mentioned above.

         Commercial Commitments

         The Company has commercial commitments totaling $20,000,000, all from its Credit Agreement and less then one year in duration. At March 31, 2004, the

Company had $6.2 million of borrowings and outstanding letters of credit of approximately $1.2 million under the Credit Agreement.

         The Company believes that current levels of cash and cash equivalents ($0.9 million at March 31, 2004) together with funds available under its Credit Agreement, before cash provided by or used in operations, will be sufficient to meet its capital requirements for the next 12 months.

Backlog and Seasonality

         The Company's business is impacted by the general seasonal trends that are characteristic of the apparel and retail industries. In the Company's segment of the apparel industry, sales are generally higher in the first and third quarters. Historically, the Company has taken greater markdowns in the second and fourth quarters. The Company generally receives orders for its products three to five months prior to the time the products are delivered to stores. As of March 31, 2004, the Company had unfilled orders of approximately $26.8 million, compared to $10.5 million of such orders as of March 31, 2003. The backlog of orders at any given time is affected by a number of factors, including seasonality, weather conditions, scheduling of manufacturing and shipment of products. The Company believes the strength of its products in the marketplace has directly resulted in the improved backlog of orders at March 31, 2004. As the time of the shipment of products may vary from year to year, the results for any particular quarter may not be indicative of the results for the full year.

Impact of Recent Accounting Pronouncements

         In December 2003, the FASB issued a revision to SFAS No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits". This statement does not change the measurement or recognition aspects for pensions and other postretirement benefit plans; however, it does revise employee disclosures to include more information about the plan assets, obligations to pay benefits and funding obligations. SFAS No. 132, as revised, is generally effective for financial statements with fiscal years ending after December 15, 2003. Certain additional disclosure applicable to foreign defined benefit plans are effective for fiscal years ending after June 15, 2004. The Company has adopted the required provisions of SFAS No. 132, as revised.

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," SFAS No. 150 clarifies the definition of a liability as currently defined in FASB Concepts Statement No. 6, "Elements of Financial Statements," as well as other planned revisions. This statement requires a financial instrument that embodies an obligation of an issuer to be classified as a liability, In addition, the statement establishes standards for the initial and subsequent measurement of these financial instruments and disclosure requirements. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and for all other matters, is effective at the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material effect on the Company's financial position or results of operations.

         In April 2003, the FASB issued SFAS No.149," Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities," SFAS No. 149 amends SFAS No. 133 for decisions made by the FASB's Derivatives Implementation Group, other FASB projects dealing with financial instruments, and in response to implementation issues raised in relation to the application of the definition of a derivative. This statement is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designed after June 30, 2003. The adoption of SFAS No. 149 did not have material effect on the Company's financial position or results of operations.

         In January 2003, the FASB issued Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities" and in December 2003, a revised interpretation was issued (FIN No. 46, as revised). In general, a variable interest entity ("VIE") is a corporation, partnership, trust, or any other legal structure used for business purposes that either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN No. 46, as revised, requires a VIE to be consolidated by a company if that company is designated as the primary beneficiary. The interpretation applies to VIEs created after January 31, 2003, and for all financial statements issued after December 15, 2003 for VIEs in which an enterprise held a variable interest that it acquired before February 1, 2003. The adoption of FIN No. 46, as revised, did not have a material effect on the Company's financial position or results of operations.

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

Item 4. Controls and Procedures

The Company maintains disclosure controls and procedures that are designed

     o to ensure that information required to be disclosed in the Company's Exchange Act reports

          |X| is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms,

          |X| is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

     o    with the objective of providing reasonable assurance that

          |X|  the Company's transactions are properly authorized;

          |X| the Company's assets are safeguarded against unauthorized or improper use; and

          |X| the Company's transactions are properly recorded and reported, all to permit the preparation of the Company's financial statements in conformity with generally accepted accounting principles.

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

         There have been no significant changes in the Company's disclosure controls and procedures or in other factors that could significantly affect them during the 1st quarter of 2004.

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

                                          I.C. ISAACS & COMPANY, INC

Dated: May 12, 2004              BY:          /S/ PETER J. RIZZO
                                          ----------------------------
                                               Peter J. Rizzo,
                                           Chief Executive Officer


Dated: May 12, 2004              BY:           /S/ ROBERT J. CONOLOGUE
                                          ------------------------------
                                          Robert J. Conologue, Chief Operating
                                          Officer and Chief Financial Officer
                                          (Principal Financial Officer)