Form 10-Q
period 2004-06-30
IC ISAACS & CO INC
filed 2004-08-10
CIK 1041179

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             _______________________

                                    FORM 10-Q

(Mark One)


 |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the Quarterly Period Ended June 30, 2004
                                       or

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                            For the transition period from ____ to ____


                         Commission file number: 0-23379
                              ____________________

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

                                      NONE
                     (Former name, former address and former
                    fiscal year-if changed since last report)
                              _____________________

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

     As of August 9, 2004, 11,134,657 shares of common stock, par value $.0001 per share, ("Common Stock") of the Registrant were outstanding.

================================================================================

                          I. C. ISAACS & COMPANY, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS



                                 PART I - FINANCIAL INFORMATION                                Page(s)
                                                                                               -------
  ITEM 1.      FINANCIAL STATEMENTS                                                             3 - 13
                     Consolidated Balance Sheets                                                  3
                     Consolidated Statements of Operations                                        4
                     Consolidated Statements of Cash Flows                                        5
                     Summary of Accounting Policies                                               6
                     Notes to Consolidated Financial Statements                                   9

  ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
               OPERATIONS                                                                      14 - 19
                     Important information Regarding Forward-Looking Statements                  14
                     Significant Accounting Policies and Estimates                               14
                     Results of Operations                                                       15
                     Liquidity and Capital Resources                                             17
                     Backlog and Seasonality                                                     19
                     Limited Dependence on One Customer                                          19
                     Impact of Recent Accounting Pronouncements                                  19

  ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                        20

  ITEM 4.      CONTROLS AND PROCEDURES                                                           20

                                  PART II - OTHER INFORMATION

  ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                               21

  ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K                                                  21

               SIGNATURES                                                                        22


                          PART I--FINANCIAL INFORMATION
                           I.C. Isaacs & Company, Inc.
                           Consolidated Balance Sheets


Item 1. Financial Statements.
                                                   June 30,        December 31,
                                                     2004              2003
                                                --------------    --------------
                                                 (Unaudited)
Assets
Current
  Cash, including temporary investments of
   $138,000 and $168,000                        $     877,856     $     782,519
  Accounts receivable, less allowance for
   doubtful accounts of $416,000 and $275,000      12,236,363         9,871,110
  Inventories (Note 1)                              4,640,682         3,854,731
  Prepaid expenses and other                          320,071            68,676
                                                --------------    --------------

    Total current assets                           18,074,972        14,577,036
Property, plant and equipment, at cost, less
 accumulated depreciation and amortization            676,710           777,089
Other assets                                        4,871,498         4,735,635
                                                --------------    --------------

                                                $  23,623,180     $  20,089,760
                                                ==============    ==============
Liabilities And Stockholders' Equity
Current
  Checks issued against future deposits         $     608,568     $     197,441
  Revolving line of credit (Note 2)                 3,406,414         4,224,285
  Current maturities of long-term debt (Note 2)     2,687,935         2,013,977
  Accounts payable                                  1,365,900         1,039,901
  Accrued expenses and other current liabilities
   (Note 3)                                         3,959,371         2,523,253
                                                --------------    --------------

    Total current liabilities                      12,028,188         9,998,857
                                                --------------    --------------

Long-term debt (Note 2)                             3,869,973         4,543,931

Commitments and Contingencies (Note 7)

Stockholders' Equity (Note 6)
  Preferred stock; $.0001 par value; 5,000,000
   shares authorized, none outstanding                     --                --
  Common stock; $.0001 par value; 50,000,000
   shares authorized, 12,311,366 shares issued;
   11,134,657 shares outstanding                        1,231             1,231
  Additional paid-in capital                       43,658,853        43,658,853
  Accumulated deficit                             (33,612,194)      (35,790,241)
  Treasury stock, at cost (1,176,709 shares)       (2,322,871)       (2,322,871)
                                                --------------    --------------

    Total stockholders' equity                      7,725,019         5,546,972
                                                --------------    --------------

                                                $  23,623,180     $  20,089,760
                                                ==============    ==============

          See accompanying notes to consolidated financial statements.

                           I.C. Isaacs & Company, Inc.
                Consolidated Statements of Operations (Unaudited)

                                              Three Months Ended           Six Months Ended
                                                   June 30,                    June 30,
                                          --------------------------  --------------------------
                                              2004          2003          2004          2003
                                          ------------  ------------  ------------  ------------
Net sales                                 $ 20,217,443  $ 16,230,043  $ 41,934,553  $ 32,773,745
Cost of sales                               12,210,597    10,534,387    25,728,976    22,407,193
                                          ------------  ------------  ------------  ------------

Gross profit                                 8,006,846     5,695,656    16,205,577    10,366,552
                                          ------------  ------------  ------------  ------------

Operating Expenses
  Selling                                    2,714,965     2,281,827     6,297,689     4,739,405
  License fees                               1,298,050       925,000     2,651,088     1,852,563
  Distribution and shipping                    484,014       474,696       986,662     1,071,269
  General and administrative                 1,980,932     1,355,480     3,678,656     2,512,189
                                          ------------  ------------  ------------  ------------

Total operating expenses                     6,477,961     5,037,003    13,614,095    10,175,426
                                          ------------  ------------  ------------  ------------

Operating income                             1,528,885       658,653     2,591,482       191,126
                                          ------------  ------------  ------------  ------------

Other income (expense)
  Interest, net of interest income            (192,250)     (237,657)     (391,017)     (467,440)
  Other, net                                    22,831        50,326        23,582       106,011
                                          ------------  ------------  ------------  ------------

Total other expense                           (169,419)     (187,331)     (367,435)     (361,429)
                                          ------------  ------------  ------------  ------------


Income (loss) before income taxes            1,359,466       471,322     2,224,047      (170,303)
Income tax expense (Note 4)                     46,000            --        46,000            --
                                          ------------  ------------  ------------  ------------
Net income (loss)                         $  1,313,466  $    471,322  $  2,178,047  $   (170,303)
                                          ------------  ------------  ------------  ------------


Basic earnings (loss) per share           $       0.12  $       0.04  $       0.20  $      (0.02)
Basic weighted average shares outstanding   11,134,657    11,134,657    11,134,657    11,134,657
Diluted earnings (loss) per share         $       0.11  $       0.04  $       0.18  $      (0.02)
Diluted weighted average shares
 outstanding                                12,279,657    11,144,657    12,279,657    11,134,657


          See accompanying notes to consolidated financial statements.

                           I.C. Isaacs & Company, Inc.
                Consolidated Statements of Cash Flows (Unaudited)

                                                        Six Months Ended
                                                --------------------------------
                                                            June 30,
                                                --------------------------------
                                                     2004              2003
                                                --------------    --------------
Operating Activities
  Net income (loss)                             $   2,178,047     $    (170,303)
Adjustments to reconcile net income (loss) to
 cash provided by (used in) operating activities
  Provision for doubtful accounts                     234,936            87,055
  Write off of accounts receivable                    (93,936)         (107,055)
  Provision for sales returns and discounts         1,771,423         1,141,042
  Sales returns and discounts                      (1,588,433)       (1,171,042)
  Depreciation and amortization                       232,917           395,312
(Increase) decrease in assets
  Accounts receivable                              (2,689,243)       (3,614,201)
  Inventories                                        (785,951)        2,558,975
  Prepaid expenses and other                         (251,395)         (265,110)
  Other assets                                       (198,363)           76,568
Increase (decrease) in liabilities
  Accounts payable                                    325,999           929,931
  Accrued expenses and other current liabilities    1,436,118          (220,291)
                                                --------------    --------------

Cash provided by (used in) operating activities       572,119          (359,119)
                                                --------------    --------------

Investing Activities
  Capital expenditures                                (70,038)          (34,650)
                                                --------------    --------------

Cash used in investing activities                     (70,038)          (34,650)
                                                --------------    --------------

Financing Activities
  Checks issued against future deposits               411,127          (188,937)
  Net (payments) borrowings on revolving line of
   credit                                            (817,871)          642,687
                                                --------------    --------------

Cash (used in) provided by financing activities      (406,744)          453,750
                                                --------------    --------------


Increase in cash and cash equivalents                  95,337            59,981
Cash and Cash Equivalents, at beginning of
 period                                               782,519           600,997
                                                --------------    --------------

Cash and Cash Equivalents, at end of period     $     877,856     $     660,978
                                                --------------    --------------

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

Interim Financial Information

     In the opinion of management, the interim financial information as of June 30, 2004 and for the three and the six months ended June 30, 2004 and 2003 contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods. Results for interim periods are not necessarily indicative of results to be expected for an entire year.

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

Risks and Uncertainties

     The apparel industry is highly competitive. The Company competes with many companies, including larger, well capitalized companies which have sought to increase market share through massive consumer advertising and price reductions. The Company continues to experience increased competition from many established and new competitors at both the department store and specialty store channels of distribution. The Company continues to redesign its jeanswear and sportswear lines in an effort to be competitive and compatible with changing consumer tastes. A risk to the Company is that such a strategy may lead to pressure on profit margins. In the past several years, many of the Company's competitors have switched much of their apparel manufacturing from the United States to foreign locations such as Mexico, the Dominican Republic and throughout Asia. As competitors lower production costs, it gives them greater flexibility to lower prices. Over the last several years, the Company also switched its production to contractors outside the United States to reduce costs. Since 2001, the Company has imported substantially all of its inventory, excluding t-shirts, as finished goods from contractors in Asia. This shift in purchasing requires the Company to estimate sales and issue purchase orders for inventory well in advance of receiving firm orders from its customers. A risk to the Company is that its estimates may differ from actual orders. If this happens, the Company may miss sales because it did not order enough inventory, or it may have to sell excess inventory at reduced prices. The Company faces other risks inherent in the apparel industry. These risks include changes in fashion trends and related consumer acceptance and the continuing consolidation in the retail segment of the apparel industry. The Company's ability, or inability, to manage these risk factors could influence future financial and operating results.

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

Concentration of Credit Risk

     Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of trade accounts receivable. The Company's customer base is not concentrated in any specific geographic region, but is concentrated in the retail industry. As of June 30, 2004, the Company had one customer who accounted for 14.6% of trade accounts receivable. As of June 30, 2003, no one customer accounted for more than 10.0% of trade accounts receivable. For the three months ended June 30, 2004, sales to one customer accounted for 10.8% of net sales. For the three months ended June 30, 2003 and the six months ended June 30, 2004 and 2003, sales to no one customer accounted for more than 10.0% of net sales. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

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

Income Taxes

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS 109"). Under SFAS 109, deferred taxes are determined using the liability method, which requires the recognition of deferred tax assets and liabilities based on differences between financial statement and income tax bases using presently enacted tax rates. The Company has estimated its annual effective tax rate at 0% based on its estimate of the utilization of existing net operating loss carryforwards to offset any pre-tax income it may generate. However, the Company has estimated it will be required to pay alternative minimum tax for the year ending December 31, 2004.

Earnings (Loss) Per Share

     Earnings (loss) per share is based on the weighted average number of shares of common stock and dilutive common stock equivalents outstanding. Basic earnings (loss) per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution of securities that could share in the earnings of an entity. See Note 5 for the reconciliation of the basic and diluted earnings
(loss) per share for the three and six months ended June 30, 2004 and the three months ended June 30, 2003. Basic and diluted loss per share were the same for the six months ended June 30, 2003 because the impact of dilutive securities would have been antidilutive. There were outstanding options to purchase 2,070,250 and 1,556,250 shares of common stock at June 30, 2004 and 2003, respectively. There were outstanding warrants to purchase 500,000 shares of common stock at June 30, 2004 and 2003.

Recent Accounting Pronouncements

     In December 2003, the FASB issued a revision to SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits". This statement does not change the measurement or recognition aspects for pensions and other postretirement benefit plans; however, it does revise employee disclosures to include more information about the plan assets, obligations to pay benefits and funding obligations. SFAS No. 132, as revised, is generally effective for financial statements with fiscal years ending after December 15, 2003. Certain additional disclosures applicable to foreign defined benefit plans are effective for fiscal years ending after June 15th, 2004. The Company has adopted the required provisions of SFAS No. 132, as revised.

                           I.C. Isaacs & Company, Inc.
             Notes to Consolidated Financial Statements (Unaudited)

1. Inventories

                                                                      June 30,        December 31,
   Inventories consist of the following:                                2004             2003
                                                                   --------------    --------------
   Work-in-process...............................................  $     489,612     $     289,407
   Finished Goods................................................      4,151,070         3,565,324
                                                                   --------------    --------------
                                                                   $   4,640,682     $   3,854,731
                                                                   ==============    ==============

2. Long-Term Debt

     The  Company  has an  asset-based  revolving  line of credit  (the  "Credit
Agreement") with Congress Financial Corporation ("Congress") which expires on December 31, 2004. The Credit Agreement, as previously amended, provides that the Company may borrow up to 80.0% of net eligible accounts receivable and a portion of inventory, as defined in the Credit Agreement. Borrowings under the Credit Agreement may not exceed $20.0 million including outstanding letters of credit which are limited to $6.0 million from May 1 to September 30 of each year and $4.0 million for the remainder of each year, and bear interest at the lender's prime rate of interest plus 2.0% (effectively 6.12% at June 30, 2004). Outstanding letters of credit approximated $2.3 million at June 30, 2004. In connection with amending the Credit Agreement in December 2002, the Company paid Congress a financing fee of $250,000. This financing fee is being amortized over the 24 month period which began in January 2003. The Company is currently in compliance with the working capital and tangible net worth covenants, however, there can be no assurance that the Company will continue to comply with these covenants during the remainder of 2004.

     On May 6, 2002, Textile Investment International S.A. ("Textile"), an affiliate of the licensor to the Company of the Girbaud brand, acquired a note payable issued by the Company from a former licensor. On May 21, 2002, Textile exchanged this note for an amended and restated note (the "Replacement Note"), which deferred the original note's principal payments and extended the maturity date until 2007 and bears interest at 8% per annum. The Replacement Note is subordinated to the rights of Congress under the Credit Agreement. Due to certain availability requirements of the Credit Agreement not being met, the December 2002, the March, June, September and December 2003 and the March and June 2004 Replacement Note payments have not been made. Under the Replacement Note, the fact that these payments were not paid does not put the Replacement
Note in default. The Replacement Note has been classified as current or long-term based upon the deferred scheduled quarterly payments as detailed per the Replacement Note.

3. Accrued Expenses

                                                                   June 30,          December 31,
   Accrued expenses consist of the following:                        2004                2003
                                                               ----------------    ----------------
         License fees (Note 7)                                 $     1,451,088     $     1,153,094
         Accrued interest                                              920,628             702,628
         Management & selling bonuses                                  590,442             236,587
         Accrued professional fees                                     273,000              50,000
         Accrued compensation                                          180,716              68,397
         Sales commissions payable                                     113,816              60,294
         Customer credit balances                                       83,077              61,633
         Payroll tax withholdings                                       47,033              69,619
         Income taxes                                                   46,000                  --
         Property taxes                                                 19,895              19,895
         Other                                                         233,676             101,106
                                                               ----------------    ----------------

                                                               $     3,959,371     $     2,523,253
                                                               ================    ================

4. Income Taxes

     The Company has recorded a liability for alternative minimum tax related to the usage of net operating loss carryforwards in the current year. Any other income tax liability will be offset with the $43.0 million in net operating loss carryforwards. These net operating loss carryforwards begin to expire in 2013 for income tax reporting purposes and no income tax benefit has been recorded due to the uncertainty over the level of future taxable income.

5. Earnings (Loss) Per Share

     The following table presents a reconciliation of the basic and diluted earnings (loss) per share with regard to the weighted average shares outstanding for the three and six months ended June 30, 2004 and 2003. Basic and diluted loss per share are the same for the six months ended June 30, 2003 because the impact of dilutive securities was antidilutive.


                                                                                         Per Share
Three Months Ended June 30, 2004:                         Net Income        Shares         Amount
                                                         ------------    ------------   ------------
Basic earnings per share:
Net income...........................................    $  1,313,466     11,134,657       $ 0.12
Effect of dilutive options and warrants..............              --      1,145,000           --
Diluted earnings per share...........................    $  1,313,466     12,279,657       $ 0.11


                                                                                         Per Share
Three Months Ended June 30, 2003:                         Net Income        Shares         Amount
                                                         ------------    ------------   ------------
Basic earnings per share:
Net income...........................................    $    471,322     11,134,657       $ 0.04
Effect of dilutive options and warrants..............              --         10,000           --
Diluted earnings per share...........................    $    471,322     11,144,657       $ 0.04



                                                                                         Per Share
Six Months Ended June 30, 2004:                           Net Income        Shares         Amount
                                                         ------------    ------------   ------------
Basic earnings per share:
Net income...........................................    $  2,178,047     11,134,657       $ 0.20
Effect of dilutive options and warrants..............              --      1,145,000           --
Diluted earnings per share...........................    $  2,178,047     12,279,657       $ 0.18



                                                                                         Per Share
Six Months Ended June 30, 2003:                           Net Income        Shares         Amount
                                                         ------------    ------------   ------------
Basic loss per share:
Net loss.............................................    $   (170,303)    11,134,657       $(0.02)
Effect of dilutive options and warrants..............              --             --           --
Diluted loss per share...............................    $   (170,303)    11,134,657       $(0.02)


6. Stock Options

     Under the Company's Amended and Restated Omnibus Stock Plan (the "Plan"), the Company may grant qualified and nonqualified stock options, stock appreciation rights, restricted stock or performance awards, payable in cash or shares of common stock, to selected employees. The Company reserved 2,200,000 shares of common stock for issuance under the Plan. In the first six months of 2003, options to purchase 250,000 shares of common stock were granted. There was no stock option activity in the first six months of 2004. There were outstanding options to purchase 2,070,250 and 1,556,250 shares of common stock at June 30, 2004 and 2003, respectively.

     The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS 123"), but applies the intrinsic value method set forth in Accounting Principles Board Opinion No. 25. For stock options granted to employees in the first half of 2003, the Company estimated the fair value of each option granted using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rate of 2.91% and 2.78% for 25,000 and 225,000 options granted at February 15, 2003 and March 31, 2003, respectively, expected volatility of 75%, expected option life of 5 years and no dividend payment for 2003. Using these assumptions, the fair value of the stock options granted in the six months ended 2003 is $0.42 per stock option.

     If the Company had elected to recognize compensation expense based on the fair value at the grant dates, consistent with the method prescribed by SFAS No. 123, net income per share would have been changed to the pro forma amounts indicated below:

                                                                            Six Months Ended June 30,
                                                                        --------------------------------
                                                                              2004             2003
                                                                        ---------------  ---------------
Net income (loss), as reported                                          $    2,178,047   $     (170,303)

       Less: Total stock based employee compensation expense
       determined under the fair value method for all awards                  (146,883)         (29,637)
                                                                        ---------------  ---------------

Pro forma net income (loss) attributable to common stockholders         $    2,031,164   $     (199,940)
                                                                        ===============  ===============

Basic net income (loss) per common share, as reported                           $ 0.20          $ (0.02)

Basic net income (loss) per common share, pro forma                             $ 0.18          $ (0.02)

Diluted net income (loss) per common share, as reported                         $ 0.18          $ (0.02)

Diluted net income (loss) per common share, pro forma                           $ 0.17          $ (0.02)

7. Commitments and Contingencies

Girbaud Men's Licensing Agreement

     The Company has entered into an exclusive license agreement with Latitude Licensing Corp. ("Latitude"), to manufacture and market men's jeanswear, casual wear, outerwear and active influenced sportswear under the Girbaud brand and certain related trademarks in the United States, Puerto Rico, and the U.S. Virgin Islands. The agreement will expire in 2007. In addition, the Company has the option to renew the agreement for an additional 4 year term through 2011. Under the agreement as amended, the Company is required to make royalty payments to Latitude in an amount equal to 6.25% of net sales of regular licensed merchandise and 3.0% of certain irregular and closeout licensed merchandise. The Company is obligated to pay the greater of actual royalties earned or minimum guaranteed annual royalties of $3,000,000 through 2007. In February 2003, Latitude and the Company agreed to defer the December 2002 and January 2003 royalty payments of $250,000 each to October and November 2003, respectively. In November of 2003, Latitude and the Company agreed that the $250,000 royalty payment that had been deferred from December 2002 to October 2003 would be further deferred to May 2004, and the $250,000 royalty payment that had been deferred from January 2003 to November 2003 would be further deferred to June 2004. These amounts had been paid as of June 30, 2004. The Company is required to spend the greater of an amount equal to 3% of Girbaud men's net sales or $500,000 in advertising and related expenses promoting the men's Girbaud brand products in each year through the term of the Girbaud men's agreement.

Girbaud Women's Licensing Agreement

     The Company has entered into an exclusive license agreement with Latitude to manufacture and market women's jeanswear, casual wear, and active influenced sportswear under the Girbaud brand and certain related trademarks in the United States, Puerto Rico, and the U.S. Virgin Islands. The agreement will expire in 2007. Under the agreement as amended, the Company is required to make royalty payments to the licensor in an amount equal to 6.25% of net sales of regular licensed merchandise and 3.0% of certain irregular and closeout licensed merchandise. The Company is obligated to pay the greater of actual royalties earned or minimum guaranteed annual royalties of $1,500,000 through 2007. In addition, the Company has the option to renew the agreement for an additional 4 year term through 2011. In February 2003, Latitude and the Company agreed to defer the December 2002 and January 2003 royalty payments of $125,000 each to October and November 2003 respectively and to reduce the 2003 minimum guaranteed royalty payments by $450,000 to $1,050,000. The Company made no minimum royalty payments under this agreement from February to May 2003. In November of 2003, Latitude and the Company agreed that the $125,000 royalty payment that had been deferred from December 2002 to October 2003 would be further deferred to May 2004, and that one half of the $250,000 payment due in the month of November 2003 with respect to the minimum royalties to be paid in 2003 would be paid in that month and that that the balance thereof shall be deferred to June 2004. These amounts had been paid as of June 30, 2004. The Company is required to spend the greater of an amount equal to 3% of Girbaud women's net sales or $400,000 in advertising and related expenses promoting the women's Girbaud brand products in each year through the term of the Girbaud women's agreement. In addition, while the agreement is in effect the Company is required to pay $190,000 per year to Latitude for advertising and promotional expenditures related to the Girbaud women's agreement.

     Total license fees on Girbaud sportswear sales amounted to $2,651,088 and $1,852,563 for the six months ended June 30, 2004 and 2003, respectively. As of June 30, 2004, the Company has accrued but not paid $1,451,088 of the 2004 royalty payments (Note 3).

     The Company has the following contractual obligations to Latitude as of June 30, 2004:

Schedule of certain contractual obligations
to Latitude:                                                    Payments Due By Period
                                             ------------------------------------------------------------------
                                Total            Current         1-3 years        4-5 years         After 5
                                                                                                     years
                            ---------------  ---------------  ---------------  ---------------  ---------------
Girbaud license
obligations                 $   16,800,000   $    5,550,000   $    9,000,000   $    2,250,000               --

Girbaud fashion shows            1,125,000          375,000          600,000          150,000               --
Girbaud creative &
advertising fees                   695,000          220,000          380,000           95,000               --
                            ---------------  ---------------  ---------------  ---------------  ---------------
Total contractual
obligations                 $   18,620,000   $    6,145,000   $    9,980,000   $    2,495,000               --
                            ===============  ===============  ===============  ===============  ===============


     The Company is party to employment agreements with executive officers and other key employees which provide for specific levels of compensation and certain other benefits including severance provisions.

     In July 2004, the Company signed a 10 year lease to relocate the New York Corporate Headquarters and Showroom. Expecting the relocation to occur in early 2005, the annual rental payments will be approximately $388,000, $398,000, $408,000, $418,000 and $429,000 in years 2005 through 2009 and $2,505,000 for the 5 years thereafter combined.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Important Information Regarding Forward-Looking Statements

     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Those statements include indications regarding the intent, belief or current expectations of the Company and its management, including the Company's plans with respect to the sourcing, manufacturing, marketing and distribution of its products, the strength of the Company's backlog, the belief that current levels of cash and cash equivalents together with cash from operations and existing credit facilities will be sufficient to meet its working capital requirements for the next twelve months, its expectations with respect to the performance of the counterparties to its letter of credit agreements, its plans to invest in derivative instruments and the collection of accounts receivable, its beliefs and intent with respect to and the effect of changes in financial accounting rules on its financial statements. Such statements are subject to a variety of risks and uncertainties, many of which are beyond the Company's control, which could cause actual results to differ materially from those contemplated in such forward-looking statements, including, but not limited to, (i) changes in the marketplace for the Company's products, including customer tastes, (ii) the introduction of new products or pricing changes by the Company's competitors,
(iii) changes in the economy, (iv) the risk that the backlog of orders may not be indicative of eventual actual shipments, and (v) termination of one or more of its agreements for use of the Girbaud brand names and images in the manufacture and sale of the Company's products. Existing and prospective investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to update or revise the information contained in this Quarterly Report on Form 10-Q, whether as a result of new information, future events or circumstances or otherwise.

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

     The Company estimates inventory markdowns based on customer orders sold below cost, to be shipped in the following period and on the amount of similar unsold inventory at period end. The Company analyzes recent sales orders and subsequent sales and the related gross margins on unsold inventory at month end in further estimating inventory markdowns. These specific markdowns are reflected in cost of sales and the related gross margins at the conclusion of the appropriate selling season. This estimate involves significant judgment by the management of the Company. Actual gross margins on sales of excess inventory may differ from the Company's estimate.

Results of Operations

     The following table sets forth the percentage relationship to net sales of certain items in the Company's consolidated financial statements for the periods indicated.

                                                                Three Months               Six Months
                                                                   Ended                     Ended
                                                                  June 30,                  June 30,
                                                         ------------------------   ------------------------
                                                            2004          2003         2004          2003
                                                         ----------    ----------   ----------    ----------
Net sales..............................................     100.0%        100.0%       100.0%        100.0%

Cost of sales..........................................      60.4          64.8         61.3          68.3
                                                         ----------    ----------   ----------    ----------
Gross profit...........................................      39.6          35.2         38.7          31.7

Selling expenses.......................................      13.4          14.2         15.0          14.3

License fees...........................................       6.4           5.6          6.4           5.8

Distribution and shipping expenses.....................       2.5           3.1          2.4           3.4

General and administrative expenses....................       9.9           8.0          8.7           7.6
                                                         ----------    ----------   ----------    ----------
Operating income.......................................       7.4%          4.3%         6.2%          0.6%
                                                         ----------    ----------   ----------    ----------

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

Net Sales

     Net sales increased 24.7% to $20.2 million in the three months ended June 30, 2004 from $16.2 million in the three months ended June 30, 2003. The Company believes the improvement was the direct result of the strength of its products in the marketplace and improved shipping performance. Net sales of the Girbaud men's product line increased $3.6 million, or 26.3% to $17.3 million while the Girbaud women's product line increased $0.4 million, or 16.0% to $2.9 million.

Gross Profit

     Gross profit increased 40.4% to $8.0 million in the three months ended June 30, 2004 from $5.7 million in the three months ended June 30, 2003 due to higher sales and higher gross profit margins. Gross profit as a percentage of net sales, or gross profit margin, increased to 39.6% from 35.2% over the same period. Higher gross profit and gross profit margins were due to better product performance, improved delivery to retailers and a higher percentage of sales to customers at full price in the second quarter of 2004 compared to higher sales of goods to off-price retailers at substantially reduced gross profit margins in the same period of 2003.

Operating Expenses

     Operating expenses increased 30.0% to $6.5 million in the three months ended June 30, 2004 from $5.0 million in the three months ended June 30, 2003. As a percentage of net sales, operating expenses increased to 32.2% from 30.9% over the same period. The increase in operating expenses resulted primarily from higher selling expenses and licensing fees associated with higher sales as well as an increase in administrative expenses. Selling expenses increased primarily as a result of higher merchandise allowances given to customers and higher commissions earned on higher net sales. Advertising expenditures decreased $0.1 million to $0.1 million in the second quarter of 2004 compared to $0.2 million in the second quarter of 2003. The Company is required to spend the greater of an amount equal to 3% of Girbaud net sales or $0.9 million in advertising and related expenses promoting the Girbaud brand products in each year of the terms of the Girbaud agreements. License fees increased $0.4 million to $1.3 million in the three months ended June 30, 2004 from $0.9 million in the three months ended June 30, 2003. As a percentage of net sales, license fees increased to 6.4% from 5.6% during the same periods. The increase in license fees is primarily due to the increase in net sales levels causing royalty payments in excess of the 2004 minimum guaranteed royalty payments and a reduction of the 2003 minimum guaranteed annual royalty payments associated with the women's Girbaud product offering. Distribution and shipping remained unchanged at $0.5 million in the three months ended June 30, 2004 and 2003. General and administrative expenses increased 53.8% to $2.0 million in the three months ended June 30, 2004 from $1.3 million in the three months ended June 30, 2003. The increase is attributable to an increase in personnel costs partially offset by a reduction in professional fees for the three months ended June 30, 2004. The increase in personnel costs is the result of higher salaries associated with the restructuring of the Company's management in 2003 and bonuses accrued based on the Company's 2004 performance.

Operating Income

     Operating income increased $0.8 million to $1.5 million in the three months ended June 30, 2004 compared to $0.7 million in the three months ended June 30, 2003. The improvement is due to higher gross profit margins on higher net sales partially offset by higher S,G&A expenses.

Interest Expense

     Interest expense decreased slightly in the three months ended June 30, 2004 from the same period of 2003 due to lower average borrowings on its revolving line of credit.

Income Taxes

     The Company has recorded a liability for alternative minimum tax related to the usage of net operating loss carryforwards in the current year. Any other income tax liability will be offset with the $43.0 million in net operating loss carryforwards. These net operating loss carryforwards begin to expire in 2013 for income tax reporting purposes and no income tax benefit has been recorded due to the uncertainty over the level of future taxable income.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

Net Sales

     Net sales increased 27.7% to $41.9 million in the six months ended June 30, 2004 from $32.8 million in the six months ended June 30, 2003. The Company believes the improvement was the direct result of the strength of its products in the marketplace and improved shipping performance. Net sales of the Girbaud men's product line increased $7.4 million, or 26.1%, to $35.7 million while the Girbaud women's product line increased $1.7 million, or 37.8%, to $6.2 million.

Gross Profit

     Gross profit increased 55.8% to $16.2 million in the six months ended June 30, 2004 from $10.4 million in the six months ended June 30, 2003 due to higher sales and higher gross profit margins. Gross profit as a percentage of net sales, or gross profit margin, increased to 38.7% from 31.7% over the same period. Higher gross profit and gross profit margins were due to better product performance, improved delivery to retailers and a higher percentage of sales to customers at full price in the first half of 2004 compared to higher sales of goods to off-price retailers at substantially reduced gross profit margins in the same period of 2003.

Operating Expenses

     Operating expenses increased 33.3% to $13.6 million in the six months ended June 30, 2004 from $10.2 million in the six months ended June 30, 2003. As a percentage of net sales, operating expenses increased to 32.5% from 31.1% over the same period due to increased license fees, selling and administrative expenses. The increase in operating expenses resulted primarily from higher selling expenses and licensing fees associated with higher sales as well as an increase in administrative expenses. Selling expenses increased primarily as a result of higher merchandise allowances given to customers and higher commissions earned on higher net sales. Advertising expenditures remained relatively unchanged at $0.3 million in the six months June 30, 2004 and 2003. The Company is required to spend the greater of an amount equal to 3% of Girbaud net sales or $0.9 million in advertising and related expenses promoting the Girbaud brand products in each year of the terms of the Girbaud agreements. License fees increased $0.8 million to $2.7 million in the six months ended June 30, 2004 from $1.9 million in the six months ended June 30, 2003. As a percentage of net sales, license fees increased to 6.4% from 5.8% during the same periods. The increase in license fees is primarily due to the increase in net sales levels causing royalty payments in excess of the 2004 minimum guaranteed royalty payments and a reduction of the 2003 minimum guaranteed annual royalty payments associated with the women's Girbaud product offering. Distribution and shipping decreased $0.1 million to $1.0 million in the six months ended June 30, 2004 from $1.1 million in the six months ended June 30, 2003. General and administrative expenses increased 44.0% to $3.6 million in the six months ended June 30, 2004 from $2.5 million in the six months ended June 30, 2003. The increase is attributable to an increase in personnel costs and the provision for doubtful accounts for the six months ended June 30, 2004. The increase in personnel costs is the result of higher salaries associated with the restructuring of the Company's management in 2003 and bonuses accrued based on the Company's 2004 performance. The increase in the provision for doubtful accounts is associated with increased sales levels.

Operating Income

     Operating income increased $2.4 million to $2.6 million in the six months ended June 30, 2004 compared to $0.2 million in the six months ended June 30, 2003. The improvement is due to higher gross profit margins on higher net sales partially offset by higher S,G&A expenses.

Interest Expense

     Interest expense decreased $0.1 million to $0.4 million in the six months ended June 30, 2004 from $0.5 million in the six months ended June 30, 2003 due to lower average borrowings on its revolving line of credit.

Income Taxes

     The Company has recorded a liability for alternative minimum tax related to the usage of net operating loss carryforwards in the current year. Any other income tax liability will be offset with the $43.0 million in net operating loss carryforwards. These net operating loss carryforwards begin to expire in 2013 for income tax reporting purposes and no income tax benefit has been recorded due to the uncertainty over the level of future taxable income.

Liquidity and Capital Resources

     The Company has relied primarily on asset-based borrowings, internally generated funds and trade credit to finance its operations. The Company's capital requirements primarily result from working capital needed to support increases in inventory and accounts receivable. As of June 30, 2004, the Company had cash and cash equivalents, including temporary investments, of $0.9 million and working capital of $6.0 million compared to $0.7 million and $5.8 million, respectively, as of June 30, 2003.

Cash Flow

     Cash provided by operations totaled $0.6 million for the first six months of 2004, compared to cash used in operations of $0.4 million for the same period of 2003. The $1.0 million improvement is primarily due to net income of $2.2 million reduced by increases in accounts receivable, inventory, prepaid and other expenses partially offset by increases in accounts payable and accrued liabilities. Cash used for investing activities was $0.1 for the first six months of 2004 and was insignificant for the first six months of 2003. Cash used in financing activities totaled $0.4 million for the first six months of 2004, resulting primarily from payments on the Company's revolving line of credit partially offset by an increase in checks issued against future deposits.

     Accounts receivable increased $2.7 million from December 31, 2003 to June 30, 2004 compared to an increase of $3.6 million from December 31, 2002 to June 30, 2003. Inventory increased $0.8 million from December 31, 2003 to June 30, 2004 compared to a decrease of $2.6 million from December 31, 2002 to June 30, 2003. Capital expenditures were $0.1 million for the first six months of 2004 and were insignificant for the first six months of 2003.

Credit Facilities

     The  Company  has an  asset-based  revolving  line of credit  (the  "Credit
Agreement") with Congress Financial Corporation ("Congress") which expires on December 31, 2004. The Credit Agreement, as previously amended, provides that the Company may borrow up to 80.0% of net eligible accounts receivable and a portion of inventory, as defined in the Credit Agreement. Borrowings under the Credit Agreement may not exceed $20.0 million including outstanding letters of credit which are limited to $6.0 million from May 1 to September 30 of each year and $4.0 million for the remainder of each year, and bear interest at the lender's prime rate of interest plus 2.0% (effectively 6.12% at June 30, 2004). At June 30, 2004, the Company had $3.4 million of borrowings and approximately $2.3 million of outstanding letters of credit under the Credit Agreement. In connection with amending the Credit Agreement in December 2002, the Company paid Congress a financing fee of $250,000. This financing fee is being amortized over the 24 month period which began in January 2003. The Company is currently in compliance with the working capital and tangible net worth covenants, however, there can be no assurance that the Company will continue to comply with these covenants during the remainder of 2004.

     The Company extends credit to its customers. Accordingly, the Company may have significant risk in collecting accounts receivable from its customers. The Company has credit policies and procedures which it uses to minimize exposure to credit losses. The Company's collection personnel regularly contact customers with receivable balances outstanding beyond 30 days to expedite collection. If these collection efforts are unsuccessful, the Company may discontinue merchandise shipments until the outstanding balance is paid. Ultimately, the Company may engage an outside collection organization to collect past due accounts. Timely contact with customers has been effective in reducing credit losses. The Company's credit losses were $0.2 million and $0.1 million for the first six months of 2004 and 2003, respectively, and the Company's actual credit losses as a percentage of net sales were 0.4% and 0.2%, respectively.

The Company has the following contractual obligations and commercial commitments as of June 30, 2004.

             Schedule of contractual obligations:
                                                         Payments Due By Period
                            -----------------------------------------------------------------------------------
                                  Total         Less than 1      1-3 years        4-5 years      After 5 years
                                                   year
                            ---------------  ---------------  ---------------  ---------------  ---------------

Revolving line of credit    $    3,406,414   $    3,406,414   $           --   $           --   $           --
Long term debt                   6,557,908        2,687,935        2,931,930          938,043               --
Operating leases (*)             5,057,599          474,450        1,010,457          853,363        2,719,329
Employment agreements            2,092,000        1,345,000          747,000               --               --
Girbaud license
obligations                     16,800,000        5,550,000        9,000,000        2,250,000               --
Girbaud fashion shows            1,125,000          375,000          600,000          150,000               --
Girbaud creative &
advertising fees                   695,000          220,000          380,000           95,000               --
                            ---------------  ---------------  ---------------  ---------------  ---------------
Total contractual cash
obligations                 $   35,733,921   $   14,058,799   $   14,669,387   $    4,286,406   $    2,719,329
                            ===============  ===============  ===============  ===============  ===============

     (*) Includes the annual rental payments associated with a 10 year lease the Company signed in July 2004 to relocate the New York Corporate
         Headquarters and Showroom.

     The Company believes that current levels of cash and cash equivalents ($0.9 million at June 30, 2004) together with funds available under its Credit Agreement, before cash provided by or used in operations, will be sufficient to meet its capital requirements for the next 12 months.

Backlog and Seasonality

     The Company's business is impacted by the general seasonal trends that are characteristic of the apparel and retail industries. In the Company's segment of the apparel industry, sales are generally higher in the first and third quarters. Historically, the Company has taken greater markdowns in the second and fourth quarters. The Company generally receives orders for its products three to five months prior to the time the products are delivered to stores. As of June 30, 2004, the Company had unfilled orders of approximately $37.4 million, compared to $12.5 million of such orders as of June 30, 2003. The backlog of orders at any given time is affected by a number of factors, including seasonality, weather conditions, scheduling of manufacturing and shipment of products. The Company believes the strength of its products in the marketplace as well as the sales force receiving and processing these orders earlier has directly resulted in the improved backlog of orders at June 30, 2004. As the time of the shipment of products may vary from year to year, the results for any particular quarter may not be indicative of the results for the full year.

Limited Dependence on One Customer

     The Company's customer base is not concentrated in any specific geographic region, but is concentrated in the retail industry. During the three months ended June 30, 2004, the Company had one customer who accounted for 10.8% of net sales. The Company does not believe that the loss of that customer would have a material adverse effect on its business or financial condition. During the three months ended June 30, 2003 and the six months ended June 30, 2004 and 2003, sales to no one customer accounted for more than 10.0% of net sales.

Impact of Recent Accounting Pronouncements

     In December 2003, the FASB issued a revision to SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits". This statement does not change the measurement or recognition aspects for pensions and other postretirement benefit plans; however, it does revise employee disclosures to include more information about the plan assets, obligations to pay benefits and funding obligations. SFAS No. 132, as revised, is generally effective for financial statements with fiscal years ending after December 15, 2003. Certain additional disclosure applicable to foreign defined benefit plans are effective for fiscal years ending after June 15, 2004. The Company has adopted the required provisions of SFAS No. 132, as revised.

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

     The Company conducted an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Among other matters, the Company sought to determine whether there were any significant deficiencies or material weaknesses in the Company's disclosure controls and procedures, or whether the Company had identified any acts of fraud involving personnel who have a significant role in the implementation of those controls and procedures.

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

     There have been no significant changes in the Company's disclosure controls and procedures or in other factors that could significantly affect them during the 2nd quarter of 2004.

PART II--OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

     The Company held its annual meeting of stockholders on June 3, 2004. As of the April 16, 2004 record date of the meeting, there were a total of 11,134,657 shares of the Company's common stock outstanding and entitled to be voted at the annual meeting. There were 10,387,532 shares (93.3%) present in person or by proxy at the meeting.

     At the meeting, the following directors were elected at the meeting to serve until the 2005 Annual Meeting and until their respective successors shall be duly elected and qualified:

                                                      Number of Shares
                                             ----------------------------------
        Director                                                   Against or
                                                  For              Abstained
        ---------------------------------    --------------      --------------
        Staffan Th. Ahrenberg                   10,291,682              95,850
        Olivier Bachellerie                     10,291,682              95,850
        Robert J. Conologue                     10,291,682              95,850
        Rene Faltz                              10,381,882               5,650
        Neal J. Fox                             10,381,882               5,650
        Peter J. Rizzo                          10,291,682              95,850
        Robert S. Stec                          10,291,682              95,850

     Also at the meeting, the stockholders ratified the selection of BDO Seidman, LLP as the Company's independent accountants for the fiscal year ending December 31, 2004 by a vote of 10,384,782 shares in favor (93.3%) and 2,750 shares opposed to the proposal.

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

                                    I.C. ISAACS & COMPANY, INC


Dated: August 10, 2004        BY:   /S/ PETER J. RIZZO
                                    --------------------------------------------
                                    Peter J. Rizzo,
                                    Chief Executive Officer


Dated: August 10, 2004        BY:   /S/ ROBERT J. CONOLOGUE
                                    --------------------------------------------
                                    Robert J. Conologue, Chief Operating Officer
                                    and Chief Financial Officer (Principal
                                    Financial Officer)