Form 10-Q
period 2004-09-30
IC ISAACS & CO INC
filed 2004-11-08
CIK 1041179

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


                For the Quarterly Period Ended September 30, 2004
                                       or

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                             For the transition period from ______  to  ______

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

     As of November 8, 2004, 11,564,400 shares of common stock, par value $.0001 per share, ("Common Stock") of the Registrant were outstanding.

================================================================================

                          I. C. ISAACS & COMPANY, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS



                      PART I - FINANCIAL INFORMATION                     Page(s)

   ITEM 1.   FINANCIAL STATEMENTS                                        3 - 12
                 Consolidated Balance Sheets                                  3
                 Consolidated Statements of Operations                        4
                 Consolidated Statements of Cash Flows                        5
                 Summary of Accounting Policies                               6
                 Notes to Consolidated Financial Statements                   8

   ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS                        13 - 19
                 Important Information Regarding Forward-Looking
                  Statements                                                 13
                 Significant Accounting Policies and Estimates               13
                 Results of Operations                                       14
                 Liquidity and Capital Resources                             16
                 Backlog and Seasonality                                     18
                 Limited Dependence on One Customer                          19

   ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
             MARKET RISK                                                     20

   ITEM 4.   CONTROLS AND PROCEDURES                                         20

                           PART II - OTHER INFORMATION

   ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                21

             SIGNATURES                                                      22

                          PART I--FINANCIAL INFORMATION
                           I.C. Isaacs & Company, Inc.
                           Consolidated Balance Sheets

Item 1. Financial Statements.
                                              September 30,      December 31,
                                                  2004               2003
                                            -----------------  -----------------
                                               (Unaudited)
Assets
Current
  Cash, including temporary investments of
   $178,000 and $168,000................... $      1,221,048   $        782,519
  Accounts receivable, less allowance for
   doubtful accounts of $464,000 and
   $275,000................................       13,190,506          9,871,110
  Inventories (Note 1).....................        6,723,600          3,854,731
  Prepaid expenses and other......... .....          207,705             68,676
                                            -----------------  -----------------
     Total current assets..................       21,342,859         14,577,036
Property, plant and equipment, at cost,
 less accumulated depreciation and
 amortization..............................          859,825            777,089
Other assets...............................        4,726,248          4,735,635
                                            -----------------  -----------------
                                            $     26,928,932   $     20,089,760
                                            =================  =================
Liabilities And Stockholders' Equity
Current
  Overdrafts............................... $        706,614   $        197,441
  Revolving line of credit (Note 2)........        2,621,991          4,224,285
  Current maturities of long-term debt
   (Note 2)................................        3,017,484          2,013,977
  Accounts payable.........................        1,683,226          1,039,901
  Accrued expenses and other current
   liabilities (Note 3)....................        5,098,630          2,523,253
                                            -----------------  -----------------
     Total current liabilities.............       13,127,945          9,998,857
                                            -----------------  -----------------
Long-term debt (Note 2)....................        3,540,424          4,543,931
                                            -----------------  -----------------

Commitments and Contingencies (Note 7)

Stockholders' Equity (Note 6)
  Preferred stock; $.0001 par value;
   5,000,000 shares authorized, none
   outstanding.............................               --                 --
  Common stock; $.0001 par value;
   50,000,000 shares authorized, 12,376,699
   and 12,311,366 shares issued; 11,199,990
   and 11,134,657 shares outstanding.......            1,238              1,231
  Additional paid-in capital...............       43,705,859         43,658,853
  Accumulated deficit......................      (31,123,663)       (35,790,241)
  Treasury stock, at cost (1,176,709
   shares).................................       (2,322,871)        (2,322,871)
                                            -----------------  -----------------
     Total stockholders' equity............       10,260,563          5,546,972
                                            -----------------  -----------------
                                            $     26,928,932   $     20,089,760
                                            =================  =================

          See accompanying notes to consolidated financial statements.

                           I.C. Isaacs & Company, Inc.
                Consolidated Statements of Operations (Unaudited)

                                               Three Months Ended              Nine Months Ended
                                                  September 30,                   September 30,
                                         ------------------------------  ------------------------------
                                              2004            2003            2004            2003
                                         --------------  --------------  --------------  --------------
Net sales............................... $  22,797,357   $  16,371,906   $  64,731,910   $  49,145,651
Cost of sales...........................    12,258,801      10,410,294      37,987,777      32,817,487
                                         --------------  --------------  --------------  --------------
Gross profit............................    10,538,556       5,961,612      26,744,133      16,328,164
                                         --------------  --------------  --------------  --------------
Operating Expenses
   Selling..............................     3,943,256       2,961,801      10,240,945       7,701,206
   License fees.........................     1,356,435       1,157,378       4,007,523       3,009,941
   Distribution and shipping............       493,439         482,375       1,480,101       1,553,644
   General and administrative...........     2,018,163       1,207,979       5,696,819       3,720,168
                                         --------------  --------------  --------------  --------------
Total operating expenses................     7,811,293       5,809,533      21,425,388      15,984,959
                                         --------------  --------------  --------------  --------------
Operating income........................     2,727,263         152,079       5,318,745         343,205
                                         --------------  --------------  --------------  --------------

Other income (expense)
   Interest, net of interest income.....      (191,917)       (242,988)       (582,934)       (710,428)
   Loss on sale of property.............            --        (414,650)             --        (414,650)
   Other, net...........................         1,185         (39,870)         24,767          66,141
                                         --------------  --------------  --------------  --------------
Total other expense.....................      (190,732)       (697,508)       (558,167)     (1,058,937)
                                         --------------  --------------  --------------  --------------

Income (loss) before income taxes.......     2,536,531        (545,429)      4,760,578        (715,732)
Income tax expense (Note 4).............        48,000              --          94,000              --
                                         --------------  --------------  --------------  --------------
Net income (loss)....................... $   2,488,531   $    (545,429)  $   4,666,578   $    (715,732)
                                         --------------  --------------  --------------  --------------

Basic earnings (loss) per share......... $        0.22   $       (0.05)  $        0.42   $       (0.06)
Basic weighted average shares
 outstanding............................    11,164,621      11,134,657      11,142,947      11,134,657
Diluted earnings (loss) per share....... $        0.18   $       (0.05)  $        0.36   $       (0.06)
Diluted weighted average shares
 outstanding............................    13,669,538      11,134,657      13,116,864      11,134,657

          See accompanying notes to consolidated financial statements.

                           I.C. Isaacs & Company, Inc.
                Consolidated Statements of Cash Flows (Unaudited)

                                                        Nine Months Ended
                                                 -------------------------------
                                                          September 30,
                                                 -------------------------------
                                                      2004             2003
                                                 --------------   --------------
Operating Activities
   Net income (loss)............................ $   4,666,578    $    (715,732)
Adjustments to reconcile net income (loss) to
 cash provided by (used in) operating activities
   Provision for doubtful accounts..............       333,348          169,644
   Write off of accounts receivable.............      (144,348)        (114,644)
   Provision for sales returns and discounts....     2,686,823        1,790,594
   Sales returns and discounts..................    (2,503,833)      (1,739,595)
   Depreciation and amortization................       439,367          574,460
   Loss on sale of assets.......................            --          414,650
(Increase) decrease in assets
   Accounts receivable..........................    (3,691,386)      (3,824,928)
   Inventories..................................    (2,868,869)       2,826,254
   Prepaid expenses and other...................      (139,029)        (318,779)
   Other assets.................................       165,637           91,570
Increase (decrease) in liabilities
   Accounts payable.............................       643,325          189,551
   Accrued expenses and other current
    liabilities.................................     2,575,377         (132,664)
                                                 --------------   --------------
Cash provided by (used in) operating activities.     2,162,990         (789,619)
                                                 --------------   --------------
Investing Activities
   Capital expenditures.........................      (428,353)         (52,562)
   Proceeds from sale of assets.................            --          268,221
                                                 --------------   --------------
Cash (used in) provided by investing activities.      (428,353)         215,659
                                                 --------------   --------------
Financing Activities
   Overdrafts...................................       509,173          220,970
   Net (payments) borrowings on revolving line
    of credit...................................    (1,602,294)         390,299
   Cash on deposit to secure letter of credit...      (250,000)              --
   Issuance of common stock.....................        47,013               --
                                                 --------------   --------------
Cash (used in) provided by financing activities.    (1,296,108)         611,269
                                                 --------------   --------------

Increase in cash and cash equivalents...........       438,529           37,309
Cash and Cash Equivalents, at beginning of
 period.........................................       782,519          600,997
                                                 --------------   --------------
Cash and Cash Equivalents, at end of period..... $   1,221,048    $     638,306
                                                 --------------   --------------

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

Interim Financial Information

     In the opinion of management, the interim financial information as of September 30, 2004 and for the three and the nine months ended September 30, 2004 and 2003 contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods. Results for interim periods are not necessarily indicative of results to be expected for an entire year.

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

Concentration of Credit Risk

     Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of trade accounts receivable. The Company's customer base is not concentrated in any specific geographic region, but is concentrated in the retail industry. As of September 30, 2004, the Company had one customer who accounted for 14.3% of trade accounts receivable. As of September 30, 2003, no one customer accounted for more than 10.0% of trade accounts receivable. For the three months ended September 30, 2004 and 2003 and the nine months ended September 30, 2004 and 2003, sales to no one customer accounted for more than 10.0% of net sales. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

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

Earnings (Loss) Per Share

     Earnings (loss) per share is based on the weighted average number of shares of common stock and dilutive common stock equivalents outstanding. Basic earnings (loss) per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution of securities that could share in the earnings of an entity. See Note 5 for the reconciliation of the basic and diluted earnings
(loss) per share for the three and nine months ended September 30, 2004. Basic and diluted loss per share were the same for the three and nine months ended September 30, 2003 because the impact of dilutive securities would have been antidilutive. There were outstanding options to purchase 2,004,917 and 1,556,250 shares of common stock at September 30, 2004 and 2003, respectively. During the first nine months of 2004, options to purchase 65,333 shares of common stock were exercised, and the Company was paid $47,013 in connection therewith. There were outstanding warrants to purchase 500,000 shares of common stock at September 30, 2004 and 2003.

                           I.C. Isaacs & Company, Inc.
             Notes to Consolidated Financial Statements (Unaudited)

1. Inventories

                                                September 30,     December 31,
     Inventories consist of the following:          2004              2003
                                              ----------------  ----------------

     Work-in-process......................... $       455,918   $       289,407
     Finished Goods..........................       6,267,682         3,565,324
                                              ----------------  ----------------
                                              $     6,723,600   $     3,854,731
                                              ================  ================

2. Long-Term Debt

     The  Company  has an  asset-based  revolving  line of credit  (the  "Credit
Agreement") with Congress Financial Corporation ("Congress") which expires on December 31, 2004. The Credit Agreement, as previously amended, provides that the Company may borrow up to 80.0% of net eligible accounts receivable and a portion of inventory, as defined in the Credit Agreement. Borrowings under the Credit Agreement may not exceed $20.0 million including outstanding letters of credit which are limited to $6.0 million from May 1 to September 30 of each year and $4.0 million for the remainder of each year, and bear interest at the lender's prime rate of interest plus 1.25% (effectively 6.50% at September 30, 2004). Outstanding letters of credit approximated $2.5 million at September 30, 2004. In connection with amending the Credit Agreement in December 2002, the Company paid Congress a financing fee of $250,000. This financing fee is being amortized over the 24 month period which began in January 2003. The Company is currently in compliance with the working capital and tangible net worth covenants. The Company's management believes that the Company will continue to comply with these covenants during the remainder of 2004.

     On May 6, 2002, Textile Investment International S.A. ("Textile"), an affiliate of the licensor to the Company of the Girbaud brand, acquired a note payable issued by the Company from a former licensor. On May 21, 2002, Textile exchanged this note for an amended and restated note (the "Replacement Note"), which deferred the original note's principal payments and extended the maturity date until 2007 and bears interest at 8% per annum. The Replacement Note is subordinated to the rights of Congress under the Credit Agreement. Due to certain availability requirements of the Credit Agreement not being met, the December 2002, the March, June, September and December 2003 and the March, June and September 2004 Replacement Note payments have not been made. The fact that these payments were not paid did not constitute an event of default under the Replacement Note. The Replacement Note has been classified as current or long-term based upon the deferred scheduled quarterly payments as detailed per the Replacement Note.

3. Accrued Expenses
                                                September 30,     December 31,
   Accrued expenses consist of the following:       2004              2003
                                              ----------------  ----------------
           License fees (Note 7)              $     1,907,523   $     1,153,094
           Accrued interest                         1,037,628           702,628
           Management & selling bonuses               987,442           236,587
           Accrued professional fees                  199,150            50,000
           Accrued compensation                       194,635            68,397
           Sales commissions payable                  181,852            60,294
           Income taxes                                94,000                --
           Customer credit balances                    68,807            61,633
           Payroll tax withholdings                    39,022            69,619
           Property taxes                              19,895            19,895
           Other                                      368,676           101,106
                                              ----------------  ----------------

                                              $     5,098,630   $     2,523,253
                                              ================  ================

4. Income Taxes

     The Company has recorded a liability for alternative minimum tax related to the usage of net operating loss carryforwards in the current year. Any other income tax liability will be offset with the $40.5 million in net operating loss carryforwards. These net operating loss carryforwards begin to expire in 2013 for income tax reporting purposes and no income tax benefit has been recorded due to the uncertainty over the level of future taxable income.

5. Earnings (Loss) Per Share

     The following table presents a reconciliation of the basic and diluted earnings per share with regard to the weighted average shares outstanding for the three and nine months ended September 30, 2004. No reconciliation was prepared for the three and nine months ended September 30, 2003 for the basic and diluted loss per share as these are the same because the impact of dilutive securities was antidilutive.


                                                                     Per Share
Three Months Ended September 30, 2004:   Net Income      Shares        Amount
                                        ------------  ------------  ------------
Basic earnings per share:
Net income............................. $ 2,488,531    11,164,621        $ 0.22
Effect of dilutive options and warrants                 2,504,917
Diluted earnings per share............. $ 2,488,531    13,669,538        $ 0.18


                                                                     Per Share
Nine Months Ended September 30, 2004:    Net Income      Shares        Amount
                                        ------------  ------------  ------------
Basic earnings per share:
Net income............................. $ 4,666,578    11,142,947        $ 0.42
Effect of dilutive options and warrants                 1,973,917
Diluted earnings per share............. $ 4,666,578    13,116,864        $ 0.36


6. Stock Options

     Under the Company's Amended and Restated Omnibus Stock Plan (the "Plan"), the Company may grant qualified and nonqualified stock options, stock appreciation rights, restricted stock or performance awards, payable in cash or shares of common stock, to selected employees. The Company reserved 2,200,000 shares of common stock for issuance under the Plan. Options to purchase 25,000 and 425,000 shares of common stock were granted in the first nine months of 2004 and 2003 respectively. There were outstanding options to purchase 2,004,917 and 1,556,250 shares of common stock at September 30, 2004 and 2003, respectively. During the first nine months of 2004, options to purchase 65,333 shares of common stock were exercised, and the Company was paid $47,013 in connection therewith. There were outstanding warrants to purchase 500,000 shares of common stock at September 30, 2004 and 2003.

     The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS 123"), but applies the intrinsic value method set forth in Accounting Principles Board Opinion No. 25. For stock options granted to employees in 2004 and 2003, the Company estimated the fair value of each option granted using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rate of 3.04%, 2.46% 2.78% and 2.91% for options to purchase 25,000, 175,000, 225,000 and 25,000 shares granted at March 1, 2004,
July 1, 2003, March 31, 2003 and February 15, 2003, respectively, expected volatility of 75%, expected option life of 5 years and no dividend payments for 2004 or 2003. Using these assumptions, the fair value was $0.55 per stock option granted on March 1, 2004 and was $0.86, $0.42 and $0.42, respectively, per stock option granted on July 1, March 31 and February 15, 2003.

     If the Company had elected to recognize compensation expense based on the fair value at the grant dates, consistent with the method prescribed by SFAS No. 123, net income per share would have been changed to the pro forma amounts indicated below:

                                                        Three Months Ended
                                                           September 30,
                                                  ------------------------------
                                                       2004            2003
                                                  --------------  --------------

Net income (loss), as reported                    $   2,488,531   $    (545,429)

       Less: Total stock based employee
        compensation expense determined under
        the fair value method for all awards            (68,607)        (20,085)
                                                  --------------  --------------

Pro forma net income (loss) attributable to
 common stockholders                              $   2,419,924   $    (565,514)
                                                  ==============  ==============

       Basic net income (loss) per common share
             As reported                                $  0.22         $ (0.05)
             Pro forma                                  $  0.22         $ (0.05)

       Diluted net income (loss) per common share
             As reported                                $  0.18         $ (0.05)
             Pro forma                                  $  0.18         $ (0.05)


                                                         Nine Months Ended
                                                           September 30,
                                                  ------------------------------
                                                       2004            2003
                                                  --------------  --------------

Net income (loss), as reported                    $   4,666,578   $    (715,732)

       Less: Total stock based employee
        compensation expense determined under
        the fair value method for all awards           (217,580)        (29,245)
                                                  --------------  --------------

Pro forma net income (loss) attributable to
 common stockholders                              $   4,448,998   $    (744,977)
                                                  ==============  ==============

       Basic net income (loss) per common share
             As reported                                $  0.42         $ (0.06)
             Pro forma                                  $  0.40         $ (0.07)

       Diluted net income (loss) per common share
             As reported                                $  0.36         $ (0.06)
             Pro forma                                  $  0.34         $ (0.07)


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

     Total license fees on Girbaud sportswear sales amounted to $1,356,435 and $1,157,378 for the three months ended September 30, 2004 and 2003, respectively and $4,007,523 and $3,009,941 for the nine months ended September 30, 2004 and 2003, respectively. As of September 30, 2004, the Company has accrued but not paid $1,907,523 of the 2004 royalty payments (Note 3).

     The Company has the following contractual obligations to Latitude as of September 30, 2004:

Schedule of certain contractual obligations
to Latitude:
                                                             Payments Due By Period
                            -----------------------------------------------------------------------------------------
                                  Total          Less than 1       1-3 years         4-5 years        After 5 years
                                                    year
                            ----------------  ----------------  ----------------  ----------------   ----------------
Girbaud license
 obligations                $    15,900,000   $     5,775,000   $     9,000,000   $     1,125,000                 --

Girbaud fashion shows             1,125,000           375,000           600,000           150,000                 --
Girbaud creative &
 advertising fees                   617,500           190,500           380,000            47,000                 --
                            ----------------  ----------------  ----------------  ----------------   ----------------
Total contractual
 obligations                $    17,642,500   $     6,340,500   $     9,980,000   $     1,322,000                 --
                            ================  ================  ================  ================   ================

     The Company is party to employment agreements with executive officers and other key employees which provide for specific levels of compensation and certain other benefits including severance provisions.

     In July 2004, the Company signed a 10 year lease to relocate the New York Corporate Headquarters and Showroom. Expecting the relocation to occur in early 2005, the annual rental payments will be approximately $388,000, $398,000, $408,000, $418,000 and $429,000 in years 2005 through 2009 and $2,505,000 for the 5 years thereafter combined. The Company will expense these rent payments on a straight line basis in accordance with the provisions of SFAS No. 13 "Accounting for Leases" starting January 2005, the anticipated date the facility will be ready for occupancy. Also, in connection with this lease, the Company has provided to the lessor a $250,000 letter of credit and has provided a deposit for this amount to the bank as security for this letter of credit. As the use of these funds is restricted, this deposit is classified as a non current asset.

7. Retirement Plan

     The Company contributed $175,000 and $200,000 into the defined benefit pension plan during the nine months ended September 30, 2004 and 2003, respectively. The Company has recognized pension expense of $114,000 and $90,000 for the three months ended September 30, 2004 and 2003, respectively and $328,000 and $270,000 for the nine months ended September 30, 2004 and 2003, respectively.

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

                                           Three Months          Nine Months
                                              Ended                 Ended
                                          September 30,         September 30,
                                       -------------------   -------------------
                                         2004       2003       2004       2003
                                       --------   --------   --------   --------
Net sales.............................   100.0%     100.0%     100.0%     100.0%
Cost of sales.........................    53.9       63.4       58.7       66.8
                                       --------   --------   --------   --------
Gross profit..........................    46.1       36.6       41.3       33.2
Selling expenses......................    17.1       18.1       15.8       15.7
License fees..........................     6.1        7.3        6.2        6.1
Distribution and shipping expenses....     2.2        2.9        2.3        3.3
General and administrative expenses...     8.8        7.4        8.8        7.5
                                       --------   --------   --------   --------
Operating income......................    11.9%       0.9%       8.2%       0.6%
                                       --------   --------   --------   --------


Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

Net Sales

     Net sales increased 39.0% to $22.8 million in the three months ended September 30, 2004 from $16.4 million in the three months ended September 30, 2003. Net sales of the Girbaud men's product line increased $4.2 million, or 30.7% to $17.9 million while the Girbaud women's product line increased $2.2 million, or 81.5% to $4.9 million. The growth in net sales for the men's and women's divisions resulted from increased sales in department store and specialty store business.

Gross Profit

     Gross profit increased 75.0% to $10.5 million in the three months ended September 30, 2004 from $6.0 million in the three months ended September 30, 2003 due to higher sales and higher gross profit margins. Gross profit as a percentage of net sales, or gross margin, increased to 46.1% from 36.6% over the same period. Higher gross profit and gross margins were due to improved negotiations with the Company's vendors, increased product mark-up and a higher percentage of sales to customers at full price in the third quarter of 2004.

Operating Expenses

     Operating expenses increased 34.5% to $7.8 million in the three months ended September 30, 2004 from $5.8 million in the three months ended September 30, 2003. As a percentage of net sales, operating expenses decreased slightly to 34.2% from 35.4% over the same period. The increase in operating expenses resulted primarily from higher selling expenses and licensing fees associated with higher sales as well as an increase in administrative expenses. Selling expenses increased primarily as a result of higher merchandise allowances given to customers and higher commissions earned on higher net sales. Advertising and promotional related expenses increased $0.1 million to $0.5 million in the third quarter of 2004 compared to $0.4 million in the third quarter of 2003. The Company is required to spend the greater of an amount equal to 3% of Girbaud net sales or $0.9 million in advertising and related expenses promoting the Girbaud brand products in each year of the terms of the Girbaud agreements. License fees increased $0.2 million to $1.4 million in the three months ended September 30, 2004 from $1.2 million in the three months ended September 30, 2003. As a percentage of net sales, license fees decreased to 6.1% from 7.3% during the same periods. The increase in license fees is primarily due to the increase in net sales levels causing royalty payments in excess of the 2004 minimum guaranteed royalty payments. Distribution and shipping remained unchanged at $0.5 million in the three months ended September 30, 2004 and 2003. General and administrative expenses increased 66.7% to $2.0 million in the three months ended September 30, 2004 from $1.2 million in the three months ended September 30, 2003. The increase is attributable to increases in personnel and related costs for the three months ended September 30, 2004. The increase in personnel costs is the result of higher salaries associated with the restructuring of the Company's management in 2003 and bonuses accrued based on the Company's 2004 performance.

Operating Income

     Operating income increased $2.5 million to $2.7 million in the three months ended September 30, 2004 compared to $0.2 million in the three months ended September 30, 2003. The improvement is due to higher gross margins on higher net sales partially offset by higher operating expenses.

Interest Expense, net

     Interest expense, net remained relatively unchanged for the three months ended September 30, 2004 and 2003.

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

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

Net Sales

     Net sales increased 31.8% to $64.7 million in the nine months ended September 30, 2004 from $49.1 million in the nine months ended September 30, 2003. Net sales of the Girbaud men's product line increased $11.7 million, or 27.9%, to $53.6 million while the Girbaud women's product line increased $3.9 million, or 54.2%, to $11.1 million. The improvement was due to strong growth in the men's and women's division which was the direct result of the strength of the Company's products in the marketplace and improved shipping performance.

Gross Profit

     Gross profit increased 63.8% to $26.7 million in the nine months ended September 30, 2004 from $16.3 million in the nine months ended September 30, 2003 due to higher sales and higher gross margins. Gross profit as a percentage of net sales, or gross margin, increased to 41.3% from 33.2% over the same period. Higher gross profit and gross margins were due to better product performance, improved delivery to retailers and a higher percentage of sales to customers at full price in the first nine months of 2004.

Operating Expenses

     Operating expenses increased 33.8% to $21.4 million in the nine months ended September 30, 2004 from $16.0 million in the nine months ended September 30, 2003. As a percentage of net sales, operating expenses increased slightly to 33.1% from 32.6% over the same period due to increased license fees, selling and administrative expenses. The increase in operating expenses resulted primarily from higher selling expenses and licensing fees associated with higher sales as well as an increase in administrative expenses. Selling expenses increased primarily as a result of higher merchandise allowances given to customers and higher commissions earned on higher net sales. Advertising and promotional related expenses remained relatively unchanged at $1.2 million in the nine months September 30, 2004 and 2003. The Company is required to spend the greater of an amount equal to 3% of Girbaud net sales or $0.9 million in advertising and related expenses promoting the Girbaud brand products in each year of the terms of the Girbaud agreements. License fees increased $1.0 million to $4.0 million in the nine months ended September 30, 2004 from $3.0 million in the nine months ended September 30, 2003. As a percentage of net sales, license fees increased to 6.2% from 6.1% during the same periods. The increase in license fees is primarily due to the increase in net sales levels causing royalty payments in excess of the 2004 minimum guaranteed royalty payments and a reduction of the 2003 minimum guaranteed annual royalty payments associated with the women's Girbaud product offering. Distribution and shipping decreased $0.1 million to $1.5 million in the nine months ended September 30, 2004 from $1.6 million in the nine months ended September 30, 2003. General and administrative expenses increased 54.1% to $5.7 million in the nine months ended September 30, 2004 from $3.7 million in the nine months ended September 30, 2003. The increase is attributable to an increase in personnel and related costs and the provision for doubtful accounts for the nine months ended September 30, 2004. The increase in personnel costs is the result of higher salaries associated with the restructuring of the Company's management in 2003 and bonuses accrued based on the Company's 2004 performance. The increase in the provision for doubtful accounts is associated with increased sales levels.

Operating Income

     Operating income increased $5.0 million to $5.3 million in the nine months ended September 30, 2004 compared to $0.3 million in the nine months ended September 30, 2003. The improvement is due to higher gross margins on higher net sales partially offset by higher operating expenses.

Interest Expense, net

     Interest expense, net decreased $0.1 million to $0.6 million in the nine months ended September 30, 2004 from $0.7 million in the nine months ended September 30, 2003 due to lower average borrowings on the Company's revolving line of credit.

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

Liquidity and Capital Resources

     The Company has relied primarily on asset-based borrowings, internally generated funds and trade credit to finance its operations. The Company's capital requirements primarily result from working capital needed to support increases in inventory and accounts receivable. As of September 30, 2004, the Company had cash and cash equivalents, including temporary investments, of $1.2 million and working capital of $8.2 million compared to $0.6 million and $5.8 million, respectively, as of September 30, 2003.

Cash Flows

     Cash provided by operations totaled $2.2 million for the first nine months of 2004, compared to cash used in operations of $0.8 million for the same period of 2003. The $3.0 million improvement is primarily due to net income of $4.7 million reduced by increases in accounts receivable, inventory, prepaid and other expenses partially offset by increases in accounts payable and accrued liabilities. Cash used for investing activities was $0.4 million for the first nine months of 2004 compared to cash provided by investing activities of $0.2 million for the first nine months of 2003. Cash used in financing activities totaled $1.3 million for the first nine months of 2004, resulting primarily from payments on the Company's revolving line of credit partially offset by an increase in overdrafts.

     Accounts receivable increased $3.7 million from December 31, 2003 to September 30, 2004 due to increased seasonal sales and higher third quarter sales compared to an increase of $3.8 million from December 31, 2002 to September 30, 2003. Inventory increased $2.9 million from December 31, 2003 to September 30, 2004 to meet higher sales demand and improved deliveries to retailers compared to a decrease of $2.8 million from December 31, 2002 to September 30, 2003. Capital expenditures were $0.4 million for the first nine months of 2004 compared to $0.1 million for the first nine months of 2003. Overdrafts increased $0.5 million in the first nine months of 2004 compared to an increase of $0.2 million in the same period of 2003. The cash provided by operations in the first nine months of 2004 was partially used to pay down the revolving line of credit during this same time period. Cash used in operations during the first nine months of 2003 required the Company to borrow $0.4 from its revolving ling of credit during the same period. The Company issued a letter of credit from one of its banks in the third quarter of 2004. This letter of credit is secured by a restricted deposit of $250,000.

Credit Facilities

     The  Company  has an  asset-based  revolving  line of credit  (the  "Credit
Agreement") with Congress Financial Corporation ("Congress") which expires on December 31, 2004. The Credit Agreement, as previously amended, provides that the Company may borrow up to 80.0% of net eligible accounts receivable and a portion of inventory, as defined in the Credit Agreement. Borrowings under the Credit Agreement may not exceed $20.0 million including outstanding letters of credit which are limited to $6.0 million from May 1 to September 30 of each year and $4.0 million for the remainder of each year, and bear interest at the lender's prime rate of interest plus 1.25% (effectively 6.50% at September 30, 2004). At September 30, 2004, the Company had $2.6 million of borrowings and approximately $2.5 million of outstanding letters of credit under the Credit Agreement. In connection with amending the Credit Agreement in December 2002, the Company paid Congress a financing fee of $250,000. This financing fee is being amortized over the 24 month period which began in January 2003. The Company is currently in compliance with the working capital and tangible net worth covenants, however, there can be no assurance that the Company will continue to comply with these covenants during the remainder of 2004.

     The Company is currently negotiating with lenders to establish a new credit facility for 2005 and thereafter.

     The Company extends credit to its customers. Accordingly, the Company may have significant risk in collecting accounts receivable from its customers. The Company has credit policies and procedures which it uses to minimize exposure to credit losses. The Company's collection personnel regularly contact customers with receivable balances outstanding beyond 30 days to expedite collection. If these collection efforts are unsuccessful, the Company may discontinue merchandise shipments until the outstanding balance is paid. Ultimately, the Company may engage an outside collection organization to collect past due accounts. Timely contact with customers has been effective in reducing credit losses. The Company's credit losses were $0.3 million and $0.2 million for the first nine months of 2004 and 2003, respectively, and the Company's actual credit losses as a percentage of net sales were 0.5% and 0.4%, respectively.

     On May 6, 2002, Textile Investment International S.A. ("Textile"), an affiliate of the licensor to the Company of the Girbaud brand, acquired a note payable issued by the Company from a former licensor. On May 21, 2002, Textile exchanged this note for an amended and restated note (the "Replacement Note"), which deferred the original note's principal payments and extended the maturity date until 2007 and bears interest at 8% per annum. The Replacement Note is subordinated to the rights of Congress under the Credit Agreement. Due to certain availability requirements of the Credit Agreement not being met, the December 2002, the March, June, September and December 2003 and the March, June and September 2004 Replacement Note payments have not been made. The fact that these payments were not paid did not constitute an event of default under the Replacement Note. The Replacement Note has been classified as current or long-term based upon the deferred scheduled quarterly payments as detailed per the Replacement Note.

The Company has the following contractual obligations and commercial commitments as of September 30, 2004.

Schedule of contractual obligations and commercial commitments:

                                                             Payments Due By Period
                            -----------------------------------------------------------------------------------------
                                  Total          Less than 1       1-3 years         4-5 years        After 5 years
                                                    year
                            ----------------  ----------------  ----------------  ----------------   ----------------
Revolving line of credit    $     2,621,991   $     2,621,991   $            --   $            --           $     --
Long-term debt                    6,557,908         3,017,484         2,991,871           548,553                 --
Operating leases                  4,928,634           498,655         1,009,837           843,756          2,576,386
Employment agreements             2,756,000         1,345,000         1,286,000           125,000                 --
Girbaud license
 obligations                     15,900,000         5,775,000         9,000,000         1,125,000                 --
Girbaud fashion shows             1,125,000           375,000           600,000           150,000                 --
Girbaud creative &
 advertising fees                   617,500           190,500           380,000            47,000                 --
                            ----------------  ----------------  ----------------  ----------------   ----------------
Total contractual cash
obligations                 $    34,507,033   $    13,823,630   $    15,267,708   $     2,839,309    $     2,576,386
                            ================  ================  ================  ================   ================

     In July 2004, the Company signed a 10 year lease to relocate the New York Corporate Headquarters and Showroom. Expecting the relocation to occur in early 2005, the annual rental payments will be approximately $388,000, $398,000, $408,000, $418,000 and $429,000 in years 2005 through 2009 and $2,505,000 for the 5 years thereafter combined. The Company will expense these rent payments on a straight line basis in accordance with the provisions of SFAS No. 13 "Accounting for Leases" starting January 2005, the anticipated date the facility will be ready for occupancy. Also, in connection with this lease, the Company has provided to lessor a $250,000 letter of credit and has provided a deposit for this amount to the bank as security for this letter of credit. As the use of these funds is restricted, this deposit is classified as a non current asset.

     The Company believes that current levels of cash and cash equivalents ($1.2 million at September 30, 2004), together with funds available under its existing or future credit facilities, will be sufficient to meet its capital requirements for the next 12 months.

Backlog and Seasonality

     The Company's business is impacted by the general seasonal trends that are characteristic of the apparel and retail industries. In the Company's segment of the apparel industry, sales are generally higher in the first and third quarters. Historically, the Company has taken greater markdowns in the second and fourth quarters. The Company generally receives orders for its products three to five months prior to the time the products are delivered to stores. As of September 30, 2004, the Company had unfilled orders of approximately $29.0 million, compared to $16.2 million of such orders as of September 30, 2003. The backlog of orders at any given time is affected by a number of factors, including seasonality, weather conditions, scheduling of manufacturing and shipment of products. The Company believes the strength of its products in the marketplace as well as the sales force receiving and processing these orders earlier has directly resulted in the improved backlog of orders at September 30, 2004. As the time of the shipment of products may vary from year to year, the results for any particular quarter may not be indicative of the results for the full year.

Limited Dependence on One Customer

     The Company's customer base is not concentrated in any specific geographic region, but is concentrated in the retail industry. As of September 30, 2004, the Company had one customer who accounted for 14.3% of trade accounts receivable. The Company does not believe that the loss of that customer would have a material adverse effect on its business or financial condition. As of September 30, 2003, no one customer accounted for more then 10% of trade accounts receivable. For the three months ended September 30, 2004 and 2003 and the nine months ended September 30, 2004 and 2003, sales to no one customer accounted for more than 10.0% of net sales.

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

     There have been no significant changes in the Company's disclosure controls and procedures or in other factors that could significantly affect them during the third quarter of 2004.

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

                                           I.C. ISAACS & COMPANY, INC


Dated: November 8, 2004            BY:          /S/ PETER J. RIZZO
                                       -----------------------------------------
                                                   Peter J. Rizzo,
                                               Chief Executive Officer


Dated: November 8, 2004            BY:         /S/ ROBERT J. CONOLOGUE
                                       -----------------------------------------
                                          Robert J. Conologue, Chief Operating
                                           Officer and Chief Financial Officer
                                              (Principal Financial Officer)