Form 10-K
period 2004-12-31
IC ISAACS & CO INC
filed 2005-03-31
CIK 1041179

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2004

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. |X|

Indicate by check mark if Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). |_| Yes |X| No

The aggregate market value of the voting common stock held by non-affiliates of the Registrant as of the last business day of the Registrant's most recently completed second fiscal quarter, at June 30, 2004, was approximately $7,172,000 based on the average closing price of the Common Stock as reported by the OTC Bulletin Board on that day. Solely for purposes of the foregoing calculation all of the Registrant's directors and officers are deemed to be affiliates. The Registrant does not have outstanding any non-voting common stock.

As of March 29, 2005, 11,696,073 shares of Common Stock were outstanding.

                       Document Incorporated by Reference

Specified portions of the definitive Proxy Statement for the 2005 Annual Meeting of Stockholders of I.C. Isaacs & Company, Inc. for the year ending December 31, 2004 are incorporated by this reference into Part III hereof.


                                          I.C. ISAACS & COMPANY, INC.

                                                   FORM 10-K

                                               TABLE OF CONTENTS

                                                                                                           Page

                                                        PART I

  ITEM 1.       BUSINESS                                                                                      4
  ITEM 2.       PROPERTIES                                                                                   10
  ITEM 3.       LEGAL PROCEEDINGS                                                                            10
  ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                          10

                                                        PART II

  ITEM 5.       MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
                                                                                                             11

  ITEM 6.       SELECTED FINANCIAL DATA                                                                      12
  ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                                                                                             14

  ITEM 7A.      QUANTITATIVE & QUALITATIVE DISCLOSURES ABOUT MARKET RISK                                     21
  ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                                                  21
  ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE         21
  ITEM 9A.      CONTROLS AND PROCEDURES                                                                      21
  ITEM 9B.      OTHER INFORMATION                                                                            22

                                                       PART III

*ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY                                              23
*ITEM 11.       EXECUTIVE COMPENSATION                                                                       23
*ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT                               23
*ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                                               23
*ITEM 14.       PRINCIPAL ACCOUNTING FEES AND SERVICES                                                       23
                                                        PART IV

  ITEM 15.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES                                                      24

SIGNATURES                                                                                                   26


-----------

*    Incorporated by reference to the Registrant's definitive Proxy Statement on
     Schedule 14A (the "Proxy Statement") for the 2005 Annual Meeting of
     Stockholders. The Proxy Statement will be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form
     10-K.


         "I.C. Isaacs" and "I.G. Design" are trademarks of I.C. Isaacs & Company, Inc. All other trademarks or service marks, including "Girbaud" and "Marithe and Francois Girbaud", appearing in this Annual Report on Form 10-K are the property of their respective owners and are not the property of the Company.

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

Access to Company Reports

Investors may read and copy any document that the Company files under the Securities and Exchange Act of 1934 (including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to these reports) at the Securities and Exchange Commission (SEC) Public Reference Room at 450 5th Street, NW, Room 130, Washington, DC 20549. In addition, the SEC maintains an internet site at www.sec.gov that contains reports and other information regarding issuers that can be accessed electronically. The Company maintains a website at www.icisaacs.com that contains some of the more recent (but not all of the) 10-K, 10-Q and 8-K reports about the Company that may be found at the SEC's website.

                                     PART I

ITEM 1. BUSINESS

Introduction

         I.C. Isaacs & Company, Inc. ("Isaacs"), together with its predecessors and subsidiaries, including I.C. Isaacs & Company L.P. (the "LP"), and Isaacs Design, Inc. (collectively the "Company") is a designer and marketer of branded jeanswear and sportswear. Founded in 1913, the Company offers collections of men's and women's jeanswear and sportswear under the Marithe and Francois Girbaud designer brand ("Girbaud brand" or "Girbaud branded") in the United States and Puerto Rico. The Girbaud brand is an internationally recognized designer label with a distinct European influence. The Company has positioned its Girbaud branded line with a broad assortment of products, styles and fabrications reflecting a contemporary European look. The Company markets a full collection of men's jeanswear and sportswear under the Girbaud brand, including a broad array of bottoms, tops and outerwear. The Company also offers a women's sportswear collection under the Girbaud brand, which also includes a wide assortment of bottoms, tops and outerwear. Sales of Girbaud branded products accounted for all of the Company's net sales in 2004 and 2003.

Products

         The Company's jeanswear and sportswear collections under the Girbaud brand include a broad range of product offerings for young men and women, including a variety of tops, bottoms and outerwear. These collections are targeted to consumers who are seeking quality, fashionable products at competitive prices. Girbaud is an internationally recognized designer brand. The Company markets innovative European-inspired men's and women's jeanswear and sportswear collections under the Girbaud label. The Company's Girbaud collections include full lines of bottoms consisting of jeans and casual pants in a variety of fabrications, including denim, stretch denim, cotton twill and nylon, cotton t-shirts, polo shirts, knit and woven tops, sweaters, outerwear and leather sportswear. Reflecting contemporary European design, each of these collections is characterized by innovative styling and fabrication and is targeted to consumers ages 16 to 50. Estimated retail prices range from $24 to $38 for t-shirts, $49 to $138 for tops and bottoms, $60 to $128 for sweaters and $80 to $300 for outerwear.

Customers and Sales

         The Company's products are sold in over 2,100 specialty stores, specialty store chains and department stores. The Company uses both sales representatives and distributors for the sale of its products. Sales representatives include employees of the Company as well as independent contractors. Each of the Company's non-employee sales representatives has an agreement with the Company pursuant to which the sales representative serves as the sales representative of specified products of the Company within a specified territory. The Company does not have long-term contracts with any of its customers. Instead, its customers purchase the Company's products pursuant to purchase orders and are under no obligation to continue to purchase the Company's products.

         The Company began marketing men's sportswear under the Girbaud brand in early 1998 and introduced a women's sportswear collection under the Girbaud brand in the second quarter of 1998. The Company's Girbaud men's products are sold to approximately 1,600 stores in the United States and Puerto Rico, including major department stores such as Macy's East, Macy's West, Burdines, Dayton Hudson, Saks, Inc, and Carson Pirie Scott, and many prominent specialty stores such as The Lark. The Company's Girbaud women's line is sold to more than 800 stores. None of the Company's customers accounted for 10% or more of sales in 2004 or 2003. The Company's Girbaud brand products are sold and marketed domestically under the direction of a 12 person sales force headquartered in New York.

Design and Merchandising

          The Company's designers and merchandisers are provided with the Girbaud collections from Europe twice a year and they collaborate with Marithe and Francois Girbaud and their staff in the development of the Company's Girbaud product lines for sale in the United States. Merchandisers also regularly meet with sales management to gain additional market insight and further refine the products to be consistent with the needs of each of the Company's markets. The Company's in-house design and product development is carried out by merchandising departments in New York. Many of the Company's products are developed using computer-aided design equipment, which allows designers to view and easily modify images of a new design. The Company currently has 8 people on the design staff in New York City. Design expenditures were approximately $1.6 million in 2004 and $1.4 million in 2003.

Advertising and Marketing

         The Company communicates and reinforces the brand and image of its Girbaud products through creative and innovative advertising and marketing efforts. The Company's advertising and marketing strategies are directed by its New York sales office and developed in collaboration with advertising agencies and with Girbaud's European offices and Paris advertising agency. The Company's advertising strategy is geared toward its youthful and contemporary consumers, whose lifestyles are influenced by music, sports and fashion. Its advertising campaigns have evolved from trade magazines to a wide variety of media, including billboards, fashion magazines and special events. In 2004 and 2003, the Company continued to utilize advertising media to promote its products at moderate levels of spending. The Company's advertising expenditures were approximately $0.7 million, or 0.9% of net sales, in 2004 and $0.5 million, or 0.8% of net sales, in 2003.

Product Sourcing

         General

         All of the manufacturing and sourcing of the Company's products in 2004 were done by domestic and foreign independent contractors. Each of the Company's independent contractors and independent buying agents has an agreement with the Company pursuant to which it performs manufacturing or purchasing services for the Company on a non-exclusive basis. The Company evaluates its contractors frequently and believes that there are a number of manufacturers capable of producing products that meet the Company's quality standards. The Company's production requirements account for all or a significant portion of many of its contractors' production capacity. The Company has the ability to terminate its arrangements with each of its contractors at any time. A change in suppliers, however, could cause a delay in manufacturing and a possible loss of sales which could adversely affect operating results.

         Asia

         Virtually all of the Company's sportswear products other than t-shirts are produced by approximately 16 different manufacturers in nine countries in Asia. During 2004, three of the Company's Asian contractors accounted for approximately 41%, 10% and 5% of the Company's total unit production. The Company has well established relationships with many of its contractors, although it does not have written agreements with them. The Company retains independent buying agents in various countries in Asia to assist in selecting and overseeing independent manufacturers, sourcing fabric, trim and other materials and monitoring quotas. Independent buying agents also perform quality control functions on behalf of the Company, including inspecting materials and manufactured products prior to accepting delivery. The sourcing and merchandising staffs in the Company's New York offices oversee Asian fabric and product development, apparel manufacturing, price negotiation and quality control, as well as the research and development of new Asian sources of supply. Asian production represented approximately 81% of the Company's total unit production in 2004. Purchasing from Asian contractors requires the Company to estimate sales and issue purchase orders for inventory well in advance of receiving firm orders from its customers. A risk to the Company is that its estimates may differ from actual orders. If this happens, the Company may miss sales because it did not order enough, or it may have to sell excess inventory at reduced prices.

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

         The tsunami that devastated parts of Asia during the last days of 2004 did not have, and is not expected to have, a material effect on the Company. In an effort to broaden its sourcing capabilities, the Company, during late 2004, switched some of its Asian production to a manufacturer located in Kenya.

         United States and Mexico

         To take advantage of the shorter production time associated with T-shirt products, the Company purchases substantially all of its T-shirt blanks from a supplier in Mexico. This supplier maintains T-shirt blanks at its location and provides both full service packaging services for finished T-shirts and also drop ships T-shirt blanks directly to various independent contractors within the United States to be screen printed, embroidered or both, before being sent to the Company as a finished product to fulfill orders. T-shirt production represented approximately 19% of the Company's total unit production in 2004. During 2004, two of the Company's domestic contractors accounted for approximately 15% and 3% of the Company's total unit production.

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

Backlog and Seasonality

The Company's business is impacted by the general seasonal trends that are characteristic of the apparel and retail industries. In the Company's segment of the apparel industry, sales are generally higher in the first and third quarters. The Company generally receives orders for its products three to five months prior to the time the products are delivered to the stores. As of

December 31, 2004, the Company had an order backlog of approximately $27.4 million, compared to approximately $18.3 million of such orders as of December 31, 2003. Starting in March 2004 for the Fall 2004 delivery season, the Company instituted an optimal calendar for its sales and production departments whereby its management teams secured customer orders earlier in the season to improve product decisions and provide better delivery to its customers. In addition to improving product decision making and product deliveries, implementation of the optimal calendar has also accelerated the timeframe during which sales efforts are now being undertaken by the Company's sales representatives. That accelerated timeframe, along with increased sales in general, were the reasons for the improvement in order backlog achieved by the Company in 2004. In the view of the Company's management, implementation of the optimal calendar resulted in a larger than normal one-time change in the size of the Company's backlog. That change, which resulted from an increase in the number of days in the time window for order placement in 2004 over the size of that same time window in 2003, caused a greater increase in the size of the order backlog in 2004 than the Company is likely to incur in and after 2005 (which will have order placement time windows of approximately the same size as the 2004 time windows).

         The Company does not expect the improvement in its order backlog to be as significant in 2005 compared to 2004 as it experienced in 2004 over 2003. The backlog of orders at any given time is affected by a number of factors, including seasonality, weather conditions, scheduling of manufacturing and shipment of products. All such orders are subject to cancellation for reasons such as late delivery.

Licenses and Other Rights Agreements

          Girbaud

         In November 1997, the Company entered into an exclusive license agreement (the "Girbaud Men's Agreement") with Girbaud Design, Inc. and its affiliate Wurzburg Holding S.A. ("Wurzburg") to manufacture and market men's jeanswear, casualwear and outerwear under the Girbaud brand and certain related trademarks (the "Girbaud Marks") in all channels of distribution in the United States, including Puerto Rico and the U.S. Virgin Islands. In March 1998, the Girbaud Men's Agreement was amended and restated to include active influenced sportswear as a licensed product category and to name Latitude Licensing Corp. as the licensor (the "Licensor"). Also in March 1998, the Company entered into an exclusive license agreement (the "Girbaud Women's Agreement" and, together with the Girbaud Men's Agreement, the "Girbaud Agreements") with the Licensor to manufacture and market women's jeanswear, casualwear and outerwear, including active influenced sportswear, under the Girbaud Marks in all channels of distribution in the United States, including Puerto Rico and the U.S. Virgin Islands. The Girbaud Agreements, as amended, include the right to manufacture the licensed products in a number of foreign countries through 2007.

         Licensor Ownership

         In 2002, Textile Investment International S.A. ("Textile"), an affiliate of the Licensor, acquired 666,667 shares of common stock, preferred stock which it converted into 3,300,000 shares of common stock and a note payable issued by the Company, from a former licensor. As a result of those transactions, Textile and Wurzburg (which owned 582,500 shares of the Company's common stock prior to the transactions) own approximately 39% of the common stock of the Company outstanding as of the date of this Report.

         Girbaud Domestic Licenses

         The terms of the Girbaud Agreements will expire at the end of 2007. The Licensee has the option to extend the terms of either or both of the Girbaud Agreements through the end of 2011. The Girbaud Agreements generally allow the Company to use the Girbaud Marks on apparel designed by or for the Company or based on designs and styles previously associated with the Girbaud brand, subject to quality control by the Licensor over the final designs of the products, marketing and advertising material and manufacturing premises. The Girbaud Agreements provide that they may be terminated by the Licensor upon the occurrence of certain events, including, but not limited to, a breach by the Company of certain obligations under the agreements that remain uncured following certain specified grace periods.

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

         The Company is obligated to pay a minimum of $7.4 million during 2005 in the form of minimum and deferred royalty payments, fashion show and advertising and promotional expenses pursuant to the Girbaud Agreements. In 2005, the Company expects that substantially all of its net sales will come from apparel associated with the Girbaud licenses.

         In connection with the refinancing of the Company's credit facility in December 2004, the Licensor and the Company agreed to defer approximately $2.3 million of the 2004 minimum and additional royalty payments to 2005. The Company expects to pay these amounts in the first half of 2005 and pay all 2005 royalty payments as they become due. In 2004, the Company made royalty payments of $4.2 million.

Credit Control

         The Company manages its own credit and collection functions and has never used a factoring service or outside credit insurance. The Company sells to approximately 2,100 accounts throughout the United States and Puerto Rico. All of the functions necessary to service this large volume of accounts are handled by the Company's in-house credit department in Baltimore, Maryland. The Company extends credit to its customers. Accordingly, the Company may have significant risk in collecting accounts receivable from its customers. The Company has credit policies and procedures which it uses to minimize exposure to credit losses. The Company currently employs three people in its credit department and believes that managing its own credit gives it unique flexibility as to which customers the Company should sell and how much business it should do with each. The Company obtains and periodically updates information regarding the financial condition and credit histories of customers. The Company's collection personnel evaluate this information and, if appropriate, establish a line of credit. Credit personnel track payment activity for each customer using customized computer software and directly contact customers with receivable balances outstanding beyond 30 days. If these collection efforts are unsuccessful, the Company may discontinue merchandise shipments until the outstanding balance is paid. Ultimately, the Company may engage an outside collection organization to collect past due accounts. Timely contact with customers has been effective in minimizing the Company's credit losses.

Competition

The apparel industry is highly competitive and fragmented. The Company competes against numerous apparel brands and distributors.

Principal competitive factors include:

     o developing quality products with consistent fits, finishes, fabrics and style;
     o anticipating and responding to changing consumer demands in a timely manner;
     o    Providing compelling value in our products for the price;
     o continuing to generate competitive margins and inventory turns for our retail customers by providing timely delivery; and
     o    providing strong effective marketing support.

The Company believes its competitive strengths lie in the quality of its design and its ability to provide compelling value for products.

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

Employees

         As of March 24, 2005, the Company had approximately 100 full-time employees. The Company is not a party to any labor agreements, and none of its employees is represented by a labor union. The Company considers its relationship with its employees to be good and has not experienced any material interruption of its operations due to labor disputes.

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

ITEM 2. PROPERTIES

         Certain information concerning the Company's principal facilities is set forth below:

                  Leased or                                                 Approximate Area
   Location         Owned                         Use                        in Square Feet
---------------  ------------ -------------------------------------------- ------------------
                              Administrative Headquarters and Office
Baltimore, MD       Owned      Facilities                                             40,000
                              Management, Sales, Merchandising, Marketing
New York, NY        Leased     and Sourcing                                           13,500
Milford, DE         Owned     Distribution Center                                     70,000

         The Company believes that its existing facilities are well maintained and in good operating condition. See "ITEM 1. Business--Warehousing and Distribution".

         In July 2004, the Company signed a 10 year lease to relocate its New York City offices and showrooms. It vacated its former New York City premises and moved into its new facilities in January 2005.

ITEM 3. LEGAL PROCEEDINGS

         The Company is not presently a party to any litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the fourth quarter of 2004, there were no matters submitted to a vote of the Company's stockholders.

PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The market for the Company's common stock is not an exchange but is the OTC Bulletin Board, an established quotation service regulated by the National Association of Securities Dealers. As of March 29, 2005, the Company had approximately 1,000 holders of record of its common stock.

         Shares of the Company's common stock are traded on the OTC Bulletin Board under the ticker symbol "ISAC.OB". The reported last sale price of the common stock on the OTC Bulletin Board on March 29, 2005 was $7.70. The table below sets forth the high and low bid prices of the Company's common stock for the periods indicated, as quoted by the OTC Bulletin Board Research Service. Such quotations reflect inter-dealer prices, without retail markup, markdown or commission, and may not represent actual transactions.

Quarter Ended       High              Low              High              Low
-------------       ----              ---              ----              ---
                             2004                               2003
                    ----------------------------------------------------------

March 31            $1.01            $0.70             $0.70            $0.51
June 30             $1.35            $0.36             $0.75            $0.40
September 30        $3.60            $1.07             $1.12            $0.21
December 31         $4.55            $2.65             $1.10            $0.70


         The Company anticipates that all of its earnings will be retained for the foreseeable future for use in the operation of the Company's business. Any future determination as to the payment of dividends will be at the discretion of the Company's Board of Directors and will depend upon the Company's results of operations, financial condition, restrictions in the Company's credit facilities and other factors deemed relevant by the Board of Directors.

         On May 15, 1997, the Board of Directors of the Company and the Company's stockholders adopted the 1997 Omnibus Stock Plan (the "Plan"). The Plan was amended and restated pursuant to authority granted by the Company's stockholders at the 2003 annual meeting of stockholders to increase the shares of Common Stock that may be issued with respect to awards granted under the Plan to an aggregate of 2.2 million shares. The Plan is administered by the Compensation Committee of the Board of Directors. Participation in the Plan is open to all employees, officers, directors and consultants of the Company or any of its affiliates, as may be selected by the Compensation Committee from time to time. The Plan allows for stock options, stock appreciation rights, stock awards, phantom stock awards and performance awards to be granted. The Compensation Committee will determine the prices, vesting schedules, expiration dates and other material conditions upon which such awards may be exercised. Through December 31, 2004, the Company had granted stock options under the Plan exercisable upon vesting for an aggregate of 2,070,250 shares of common stock with a weighted average exercise price of $1.08 per share. Through December 31, 2004, options to purchase 479,433 shares had been exercised at a weighted average exercise price of $0.92 per share. As of December 31, 2004, 1,590,817 stock options remained outstanding with a weighted average exercise price of $1.10 per share. The issuance of such stock options was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to
Section 4(2) thereunder. The Company previously filed a Registration Statement on Form S-8 to register the shares of its common stock issuable pursuant to awards granted under the Plan.

ITEM 6. SELECTED FINANCIAL DATA

         The selected financial data set forth below and on the following page have been derived from the consolidated financial statements of the Company and the related notes thereto. The statement of operations data for the years ended December 31, 2004, 2003 and 2002 and the balance sheet data as of December 31, 2004 and 2003 are derived from the consolidated financial statements of the Company which have been audited by BDO Seidman, LLP, independent registered public accountants, included elsewhere herein. The statement of operations data for the years ended December 31, 2001 and 2000 and the balance sheet data as of December 31, 2002, 2001 and 2000 are derived from the consolidated financial statements of the Company, which have been audited but are not contained herein. The following selected financial data should be read in conjunction with the Company's consolidated financial statements and the related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations," which are included elsewhere herein.

                                                               As of December 31,
                                     -----------------------------------------------------------------------
                                        2004           2003          2002           2001           2000
                                     -----------    -----------   ------------   ------------   ------------
Balance Sheet Data:                                              (in thousands)

Working capital                          $8,595         $4,578         $6,154        $11,154        $16,777
Total assets                             27,833         20,090         22,448         22,333         36,430
Total debt                                6,781         10,782         11,588          6,841         14,813
Redeemable preferred stock                   --             --             --          3,300          3,300
Stockholders' equity                     12,154          5,547          7,242          8,816         13,503

                                                            Year Ended December 31,
                                     -----------------------------------------------------------------------
                                        2004           2003          2002           2001           2000
                                     -----------    -----------   ------------   ------------   ------------
Statement of Operations Data:                         (in thousands except per share data)
Net sales                               $80,649        $64,305        $63,521        $81,189        $95,496
Cost of sales                            49,583         43,706         41,776         55,108         67,031
                                     -----------    -----------   ------------   ------------   ------------

                        Gross profit     31,066         20,599         21,745         26,081         28,465
Selling expenses                         10,413          9,525         11,486         11,246         14,099
License fees                              5,330          4,163          5,018          5,211          8,343
Distribution and shipping expenses        1,968          2,062          2,393          2,976          3,192
General and administrative expenses       7,532          5,244          7,115          7,374          7,614
Termination of license agreement             --             --             --             --          8,068
Impairment of intangibles                    --             --             --             --            743
                                     -----------    -----------   ------------   ------------   ------------

Operating income (loss)                   5,823           (395)        (4,267)          (726)       (13,594)
Interest, net                              (729)        (1,009)          (657)        (1,307)        (1,337)
Loss from sale of property                   --           (415)            --             --             --
              Other income (expense)         26            124            (39)          (149)           139
                                     -----------    -----------   ------------   ------------   ------------

       Income (loss) from continuing
      operations before income taxes      5,120         (1,695)        (4,963)        (2,182)       (14,792)

Income tax  benefit, net                  1,045             --             --             --             48
                                     -----------    -----------   ------------   ------------   ------------

       Income (loss) from continuing
                          operations      6,165         (1,695)        (4,963)        (2,182)       (14,744)
                                     -----------    -----------   ------------   ------------   ------------

Loss from operations of
discontinued subsidiary                      --             --             --         (1,310)          (503)
Loss from sale of discontinued
subsidiary                                   --             --             --         (1,182)            --
                                     -----------    -----------   ------------   ------------   ------------

Loss from discontinued operations            --             --             --         (2,492)          (503)
                                     -----------    -----------   ------------   ------------   ------------

                   Net income (loss)      6,165         (1,695)        (4,963)        (4,674)       (15,247)
                                     -----------    -----------   ------------   ------------   ------------

Preferred stock deemed dividend              --             --           (596)            --             --
                                     -----------    -----------   ------------   ------------   ------------

Net income (loss) attributable to
common stockholders                      $6,165        $(1,695)       $(5,559)       $(4,674)      $(15,247)
                                     ===========    ===========   ============   ============   ============

Basic income (loss) per share from
continuing operations                     $0.55         $(0.15)        $(0.61)        $(0.28)        $(1.93)

Basic loss per share from
discontinued operations                      --             --             --          (0.32)         (0.07)

Preferred stock deemed dividend              --             --          (0.07)            --             --

                                     -----------    -----------   ------------   ------------   ------------
Basic income (loss) per share             $0.55        $( 0.15)       $( 0.68)       $( 0.60)        $(2.00)
                                     ===========    ===========   ============   ============   ============

       Basic weighted average common
                  shares outstanding     11,264         11,135          8,160          7,854          7,639

Diluted income (loss) per share           $0.46        $( 0.15)       $( 0.68)       $( 0.60)        $(2.00)
                                     ===========    ===========   ============   ============   ============

     Diluted weighted average common
                  shares outstanding     13,355         11,135          8,160          7,854          7,639

         Basic and diluted loss per share are the same for the years 2000 through 2003 as dilutive securities were excluded from the computation of net loss per share as their inclusion would have been anti-dilutive.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the "Selected Financial Data" and the Company's consolidated financial statements and the related notes thereto, which are included elsewhere herein.

Overview

         The Company, which operates in one business segment, is a designer and marketer of branded jeanswear and sportswear. The Company offers collections of jeanswear and sportswear for men and women under the Marithe and Francois Girbaud brand ("Girbaud brand") in the United States, Puerto Rico and Canada. The Girbaud brand is an internationally recognized designer label with a distinct European influence. The Company has positioned its Girbaud brand line with a broad assortment of products, styles and fabrications reflecting a contemporary European look. The Company markets a full collection of men's and women's jeanswear and sportswear under the Girbaud brand, including a broad array of bottoms, tops and outerwear. The Company focuses its efforts on the Girbaud brand exclusively which provided all its net sales in 2004, 2003 and 2002.

Critical Accounting Policies and Estimates

         The Company's significant accounting policies are more fully described in its Summary of Accounting Policies set forth in the Company's consolidated financial statements and the notes thereto which accompany this report. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying financial statements and related notes. In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. The Company does not believe there is a great likelihood that materially different amounts would be reported related to the accounting policies described below; however, application of these accounting policies involves the exercise of judgment and the use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.

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

      Net revenue is recognized upon the transfer of title and risk of ownership to customers, which is generally upon shipment as terms are FOB shipping point. Revenue is recorded net of discounts, as well as provisions for estimated returns and allowances. The Company estimates the provision for returns by reviewing trends and returns on a historical basis. On a seasonal basis, the Company negotiates price adjustments with its retail customers as sales incentives. The Company estimates the cost of such adjustments on an ongoing basis considering historical trends, projected seasonal results and an evaluation of current economic conditions. In the year ended December 31, 2004, these costs have been recorded as a reduction to net revenue and all prior period information has been reclassified to reflect this change. These price adjustments, which were previously classified as selling expenses in prior years, were $3,777,084, $1,919,809 and $2,276,833 for the years ended December 31, 2004, 2003 and 2002 respectively. This change has no effect on net income or loss in any period presented.

         Shipping and handling fees billed to customers are included in net sales in the consolidated statements of operations. Shipping and handling costs incurred are classified in distribution and shipping in the consolidated statements of operations.

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

Results of Operations

                                               Year Ended December 31,
                                       ----------------------------------------
                                          2004          2003           2002
                                       -----------    ----------    -----------

Net sales                                  100.0%        100.0%         100.0%
Cost of sales                               61.5%         68.0%          65.8%
                                       -----------    ----------    -----------

Gross profit                                38.5%         32.0%          34.2%
                                       -----------    ----------    -----------

Selling expenses                            12.9%         14.8%          18.1%
License fees                                 6.6%          6.5%           7.9%
Distribution and shipping expenses           2.5%          3.3%           3.8%
General and administrative expenses          9.3%          8.1%          11.2%
                                       -----------    ----------    -----------

Operating income (loss)                      7.2%        (0.7%)         (6.8%)
                                       ===========    ==========    ===========


Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Net Sales.

         Net sales increased 25.3% to $80.6 million in 2004 from $64.3 million in 2003. Net sales of the Girbaud men's product line increased $10.4 million, or 18.8%, to $65.8 million while the Girbaud women's product line increased $5.9 million, or 66.3%, to $14.8 million. The improvement was due to strong growth in the men's and women's divisions, which was the direct result of the strength of the Company's products in the marketplace, an increase in selling prices and improved shipping performance (see Gross Profit below).

Gross Profit.

         Gross profit increased 51.0% to $31.1 million in 2004 from $20.6 million in 2003. Gross margin, or gross profit as a percentage of net sales, increased to 38.5% from 32.0% over the same period. Higher gross profit and gross margins were due to better product performance, improved delivery to retailers and a higher percentage of sales to customers at full price in 2004, a year during which unit sales of off-price goods as a percentage of total sales decreased significantly to 19%, compared to 33% for 2003. Beginning with shipments in the third quarter of 2004, the Company's management raised the selling prices of its products in order to increase its gross margin to a level that it viewed as being consistent with other companies in the industry. In the absence of further price increases (which management does not expect to implement in the foreseeable future), it is not likely that gross profit and gross margin will increase in 2005 and future years as significantly, if at all, as the gross profit and gross margin changes that occurred in 2004.

Selling, Distribution, General and Administrative Expenses.

         Operating expenses increased 20.0% to $25.2 million in 2004 from $21.0 million in 2003. As a percentage of net sales, operating expenses decreased slightly to 31.3% from 32.7% over the same period. The increase in operating expenses resulted primarily from higher selling expenses and licensing fees associated with higher sales as well as an increase in administrative expenses. Selling expenses increased $0.9 million to $10.4 million in 2004 primarily as a result of higher commissions earned on higher net sales. Advertising and promotional related expenses remained relatively unchanged at $1.8 million in 2004 and 2003. License fees increased $1.1 million to $5.3 million in 2004 from $4.2 million in 2003. As a percentage of net sales, license fees remained relatively unchanged at 6.6% compared to 6.5% during the same periods. The increase in license fees was primarily due to the increase in net sales levels resulting in royalty payment obligations in excess of the 2004 minimum guaranteed royalty payments. Distribution and shipping decreased $0.1 million to $2.0 million in 2004 from $2.1 million in 2003. General and administrative expenses increased 44.2% to $7.5 million in 2004 from $5.2 million in 2003. The increase was attributable to an increase in personnel and related costs in 2004. The increase in personnel costs was the result of higher salaries associated with the restructuring of the Company's management in 2003 and bonuses paid or accrued of $1.3 million based on the Company's 2004 performance.

Operating Income.

         Operating income was $5.8 million in 2004 compared to an operating loss of $0.4 million in 2003. This improvement was due to the overall increases in sales and in the gross profit margin and was partially offset by the higher operating expenses as noted above.

Interest Expense.

         Interest expense decreased 30.0% to $0.7 million in 2004 from $1.0 million in 2003 as a result of decreased borrowings under the Company's revolving credit facility. The decrease in borrowings was the result of improved cash flow due to increased accounts receivable and inventory turnover. Interest income earned in 2004 and 2003 was insignificant.

Income Taxes.

         As of December 31, 2004, the Company had net operating loss carryforwards of approximately $41.3 million, which begin to expire in 2013. In prior years, no tax benefit was allowed due to the uncertainty of the Company's ability to generate future taxable income at that time. As a result of the income the Company generated in 2004, the Company's management reevaluated its net operating losses and the related valuation reserves and has recognized a net income tax benefit of $1.0 million in 2004.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Net Sales.

         Net sales increased 1.3% to $64.3 million in 2003 from $63.5 million in 2002. Net sales of Girbaud men's sportswear increased $1.1 million or 2.0% to $55.4 million. Net sales of Girbaud women's sportswear decreased $0.3 million or 3.3% to $8.9 million.

Gross Profit.

         Gross profit decreased 5.1% to $20.6 million in 2003 from $21.7 million in 2002. Gross profit as a percentage of net sales decreased to 32.0% from 34.2% over the same period. The decrease in gross profit resulted from sales to off-price retailers at reduced selling prices and an increase in air freight costs affecting gross profit margins in 2003. In an effort to decrease the inventory level and to generate cash for first quarter 2003 working capital needs, the Company generated significant sales early in 2003 to a mass retailer at gross profit margins significantly below the margins on goods that are sold to department and specialty stores. To properly reflect inventory at its net realizable value at the end of the prior year, the Company had an inventory writedown of $1.8 million at December 31, 2002. Accordingly, this generated minimal gross profit associated with these sales to the mass retailer in the first quarter of 2003. The Company's inventory writedown at the end of 2003 was $0.3 million. To help identify inventory shortages as well as excess inventory, the Company monitors inventory levels by product category on a weekly basis. Personnel look at recent sales data and order backlog to help identify slow moving inventory items. Further, sales managers continually discuss product turnover and sales forecasts with sales personnel to aid in identifying product shortages and overages. Based on the information available, the Company believes the inventory writedowns were appropriate at December 31, 2003 and 2002, respectively.

Selling, Distribution, General and Administrative Expenses.

         Selling, distribution, general and administrative ("SG&A") expenses decreased 19.2% to $21.0 million in 2003 from $26.0 million in 2002. As a percentage of net sales, SG&A expenses decreased to 32.7% from 40.4% over the same period due to overall reduced expenses. Selling expenses decreased 17.4% to $9.5 million from $11.5 million mainly due to decreases in advertising expense and in commission expense. License fees decreased 16.0% to $4.2 million in 2003 from $5.0 million in 2002. As a percentage of net sales, license fees decreased to 6.5% from 7.9%. The decrease in license fees as a percentage of net sales was primarily due to the $0.5 million reduction of the 2003 minimum royalty payment. In February 2003, Latitude and the Company agreed to reduce the 2003 minimum guaranteed annual royalty payments by $450,000. The Company is obligated to pay the greater of actual royalties earned on net sales of the men's and women's Girbaud product offering or minimum guaranteed annual royalties through 2007 of $3,000,000 for men's and $1,500,000 for women's. Distribution and shipping expenses decreased 12.5% to $2.1 million in 2003 from $2.4 million in 2002 due to efficiencies and cost reductions achieved at the Company's distribution center. General and administrative expenses decreased 26.8% to $5.2 million in 2003 from $7.1 million in 2002 due to decreases in professional, consulting and other fees.

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

Liquidity and Capital Resources

         The Company has relied primarily on asset based borrowings, trade credit and internally generated funds to finance its operations. The Company increased its accounts receivable $0.1 million and its inventory $4.5 during 2004. Accounts payable and accrued liabilities increased $5.3 million during 2004. Cash and cash equivalents held by the Company increased to $1.0 million at December 31, 2004 compared to $0.8 million at December 31, 2003 while its working capital increased to $8.6 million at December 31, 2004 from $4.6 million at December 31, 2003. A decrease in demand for the Company's products could have a material adverse effect on the Company's working capital.

Operating Cash Flow.

         Cash provided by operations totaled $6.2 million in 2004 compared to $1.3 million in 2003. The improvement in 2004 was due primarily to the substantial increase in the Company's operating income. Cash used in investing activities totaled $1.9 million mainly due to capital improvements associated with the new offices and showrooms in New York. Cash provided by investing activities during 2003 was insignificant, totaling $0.1 million. Cash used in financing activities totaled $4.1 million in 2004 resulting primarily from the pay down of the revolving line of credit, cash on deposit to secure a letter of credit related to the new offices and showrooms, and a decrease in overdrafts. This was partially offset by payments for common stock issued on the exercise of options previously granted.

         Inventories increased $4.5 million from December 31, 2003 to December 31, 2004, compared to a decrease of $2.6 million from December 31, 2002 to December 31, 2003. With the implementation of the optimal calendar, the Company's management also decided to secure its product in its distribution facility by the end of the month prior to the month it expects to deliver to its retail customers. Therefore, the increase in 2004 inventory levels was the result of the Company's efforts to meet higher sales demands and to improve its deliveries to retailers.

Credit Facilities

         On December 30, 2004, the Company entered into a three year credit facility (the "Credit Facility") with Wachovia Bank, National Association ("Wachovia"). The Credit Facility provides that the Company may borrow up to 85% of eligible accounts receivable and a portion of eligible inventory, both as defined by the Credit Facility. Borrowings under the Credit Facility may not exceed $25.0 million including outstanding letters of credit which are limited to $8.0 million at any one time. There were approximately $3.1 million of outstanding letters of credit at December 31, 2004. The Credit Facility accords to the Company the right, at its election, to borrow these amounts as either Prime Rate Loans or LIBOR Loans. Prime Rate Loans bear interest at the prime rate plus the applicable margin in effect from time to time. LIBOR Loans are limited to three in total, must be a minimum of $1,000,000 each and in integral multiples of $500,000 in excess of that amount, and bear interest at the LIBOR rate plus the applicable margin in effect from time to time. The applicable margins, as defined by the Credit Facility, fluctuate from 0.00% to 0.75% for the Prime Loans and 2.00% to 2.75% for LIBOR Loans. The applicable margins are inversely affected by fluctuations in the amount of "excess availability" - the unused portion of the amount available under the facility - which are in staggered increments from less then $2.5 million to $7.5 million. The Prime Rate and the LIBOR Rate were 5.00% and 3.10% respectively at December 31, 2004. All the amounts borrowed under the credit facility at December 31, 2004 were Prime Rate Loans and the effective rate was 7.0% at that time. Starting in 2005, the Credit Facility will also require the Company to comply with certain covenants expressed as fixed charge coverage ratios and tangible liability to net worth ratios. As collateral security for its obligations under the Credit Facility, Isaacs and the LP granted a first priority security interest in all of their respective assets to Wachovia. The Company paid $79,379 as a facility fee to Wachovia in connection with the consummation of the Credit Facility. That fee will be amortized over the life of the Credit Facility.

         Prior to December 30, 2004, the Company had an asset-based revolving line of credit (the "Credit Agreement") with Congress Financial Corporation ("Congress"). This Credit Agreement, as amended, provided that the Company could have borrowed up to 80.0% of net eligible accounts receivable and a portion of inventory. Borrowings under the Credit Agreement could not exceed $20.0 million, including outstanding letters of credit which were limited to either $4.0 million or $6.0 million at various times during the year. These borrowings bore interest at the lender's prime rate of interest plus 2.25% (effectively 6.50% at December 30, 2004). In connection with amending the Credit Agreement in December 2002, March 2003 and November 2003, the Company paid and deferred certain financing fees and either expensed as paid or amortized them over the remaining life of the amended Credit Agreement, December 2003.

         On May 6, 2002, Textile acquired a note that the Company had issued to a former licensor. On May 21, 2002, Textile exchanged that note for an amended and restated note (the "Replacement Note"), which subordinated Textile's rights under the note to the rights of Congress under the Credit Agreement, deferred the original note's principal payments and extended the maturity date of the note until 2007. In connection with the execution of the Credit Facility, the Replacement Note was further amended and restated to subordinate Textile's rights to the rights of Wachovia under the Credit Facility (the "Amended and Restated Replacement Note"). Pursuant to the subordination provisions of the Replacement Note, the Company was obligated to defer the payments that otherwise would have been due thereunder in December 2002, and during each calendar quarter of 2003 and 2004. Also, pursuant to the provisions of the Replacement Note, the non-payment and deferral of those payments did not constitute a default thereunder. The Replacement Note has been classified as current or long-term based upon the respective original due dates of the quarterly payments specified in the Replacement Note. Accordingly, each deferred quarterly payment has been classified as current even though the payment thereof may not be due until a future year.

         The Company extends credit to its customers. Accordingly, the Company may have significant risk in collecting accounts receivable from its customers. The Company has credit policies and procedures which it uses to minimize exposure to credit losses. The Company's collection personnel regularly contact customers with receivable balances outstanding beyond 30 days to expedite collection. If these collection efforts are unsuccessful, the Company may discontinue merchandise shipments until the outstanding balance is paid. Ultimately, the Company may engage an outside collection organization to collect past due accounts. Timely contact with customers has been effective in minimizing its credit losses. In 2004 and 2003, the Company's credit losses were $0.2 million and $0.3 million, respectively, and as a percentage of net sales were 0.3% and 0.5%, respectively.

The Company has the following contractual obligations and commercial commitments as of December 31, 2004:

 Schedule of contractual obligations:

                                                             Payments Due By Period
                            ------------------------------------------------------------------------------------
                                 Total           Less than 1      1-3 years       4-5 years      After 5 years
                                                    year
                            -----------------   --------------  --------------  --------------  ----------------
Revolving line of credit         $   223,283       $  223,283      $       --       $       --      $        --
Long term debt                     6,557,908        3,366,180       3,191,728               --               --
Operating leases                   4,799,673          504,526         945,016          884,930        2,465,201
Employment agreements              2,826,500        1,380,000       1,446,500               --               --
Girbaud license
obligations                       15,830,526        6,830,526       9,000,000               --               --
Girbaud fashion shows                975,000          375,000         600,000               --               --
Girbaud creative &                                                                                           --
advertising fees                     570,000          190,000         380,000               --               --
                            -----------------   --------------  --------------  --------------  ----------------
Total contractual cash
obligations                     $ 31,782,890     $ 12,869,515    $ 15,563,244       $  884,930      $ 2,465,201
                            =================   ==============  ==============  ==============  ================


 Schedule of commercial commitments:

                                           Amount of Commitment Expiration Per Period

                                               Less than 1                                  After 5
                                Total             year         1-3 years     4-5 years       years
                            ---------------  ----------------  -----------   -----------  ------------
Line of credit  *
(including letters of
credit)                       $ 25,000,000      $ 25,000,000   $       --    $       --   $       --
                            ---------------  ----------------  -----------   -----------  ------------

Total commercial

commitments                    $25,000,000   $    25,000,000   $       --    $       --   $       --
                            ===============  ================  ===========   ===========  ============

     (*) At December 31, 2004, the Company had $0.2 million of borrowings under its revolving line of credit and outstanding letters of credit of approximately $3.1 million under the Credit Agreement.


         The Company believes that current levels of cash and cash equivalents ($1.0 million at December 31, 2004) together with cash from operations and funds available under its Credit Agreement, will be sufficient to meet its capital requirements for the next 12 months.

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

Recent Accounting Pronouncements

         In March 2004, the Financial Accounting Standards Board ("FASB") issued a proposed statement, "Share-Based Payment", which addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. The proposed statement would eliminate the ability to account for share-based compensation transactions using Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and generally would require instead that such transactions be accounted for using a fair-value-based method.

          In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, which is a revision of SFAS No. 123. Statement 123(R) requires all share-based payments to employees and directors to be recognized in the financial statements based on their fair values, using prescribed option-pricing models. The Company will adopt Statement 123(R) on July 1, 2005. From and after that date, pro forma disclosure will no longer be an alternative to financial statement recognition. Accordingly, the adoption of Statement 123(R)'s fair value method may have a significant impact on the Company's results of operations. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosures included in Summary of Accounting Policies - Stock Options of the financial statements. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. The Company does not believe the adoption of SFAS No. 123(R) will have a material impact on its financial statements.

         In November 2004, the FASB issued SFAS No. 151, "Inventory Costs," which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) by requiring these items to be recognized as current-period charges. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005, with earlier application permitted. The Company does not believe the adoption of SFAS No. 151 will have a material impact on its results of operations or financial position.

         In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, which amends APB Opinion No. 29, Accounting for Nonmonetary Transactions (SFAS No. 153), which requires a nonmonetary exchange of assets be accounted for at fair value, recognizing any gain or loss, if the exchange meets a commercial substance criterion and fair value is determinable. The commercial substance criterion is assessed by comparing the entity's expected cash flows immediately before and after the exchange. This eliminates the "similar productive assets exception," which accounts for the exchange of assets at book value with no recognition of gain or loss. Statement 153 will be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not believe the adoption of SFAS No. 153 will have a material impact on its financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's principal market risk results from changes in floating interest rates on short-term debt. The Company does not use interest rate swap agreements to mitigate the risk of adverse changes in the prime interest rate. The impact of a 100 basis point change in interest rates affecting the Company's short-term debt would not be material to the Company's income, cash flow or working capital. The Company does not hold long-term interest sensitive assets and therefore is not exposed to interest rate fluctuations for its assets. The Company does not hold or purchase any derivative financial instruments for trading purposes.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The consolidated financial statements of the Company and the report of the independent registered public accounting firm thereon are set forth on pages F-1 through F-19 hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 9A. CONTROLS AND PROCEDURES

         In accordance with management's responsibilities for establishing and maintaining adequate internal control over the Company's financial reporting, the Company maintains disclosure controls and procedures that are designed to provide reasonable assurance that:

     o information required to be disclosed in the Company's Exchange Act reports

          o is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms,

          o is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure,

     o    the Company's transactions are properly authorized;

     o the Company's assets are safeguarded against unauthorized or improper use; and

     o    the Company's transactions are properly recorded and reported,

all to permit the preparation of the Company's financial statements in conformity with generally accepted accounting principles.

         The Company conducted an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this Report on Form 10-K. Among other matters, the Company sought by that evaluation to determine whether there were any significant deficiencies or material weaknesses in the Company's disclosure controls and procedures, and whether it had identified any acts of fraud involving personnel who have a significant role in the implementation of those controls and procedures.

         Based upon that evaluation, the Company's CEO and CFO have concluded that, the Company's disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC, and that material information relating to the Company and its consolidated subsidiaries is made known to management, including the Company's CEO and CFO, particularly during the period when the Company's periodic reports are being prepared.

There were no changes in the Company's internal controls over financial reporting during the fourth quarter of 2004 that materially affected, or that were reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

         The information appearing in the Company's Definitive Proxy Statement prepared in connection with the 2005 Annual Meeting of Stockholders (the "Proxy Statement") under the captions "Proposal 1: Election of Directors", "Nominees for Election as Directors", "Principal Executive Officers of the Company Who Are Not Also Directors", "Section 16(a) Beneficial Ownership Reporting Compliance", "Board Committees and Meetings" and "Code of Ethics" are incorporated herein by this reference.

ITEM 11. EXECUTIVE COMPENSATION

         The information appearing in the Proxy Statement under the caption "Executive Compensation" is incorporated herein by this reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information appearing in the Proxy Statement under the caption "Security Ownership Of Certain Beneficial Owners And Management" and "Securities Authorized for Issuance Under Equity Compensation Plans" are incorporated herein by this reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information appearing in the Proxy Statement under the caption "Certain Relationships And Related Transactions" is incorporated herein by this reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

         The information appearing in the Proxy Statement under the caption "Principal Accounting Fees and Services" is incorporated herein by this reference.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)1. Financial Statements. The following financial statements, related notes and the Report of Independent Certified Public Accountants, are included in response to Item 8 hereof:

                   Index to Consolidated Financial Statements

                                                                                      Page
                                                                                      ----
Report of Independent Registered Public Accounting Firm                                F-1
Consolidated Balance Sheets at December 31, 2004 and 2003                              F-2
Consolidated Statements of Operations for the years ended December 31, 2004,
2003 and 2002                                                                          F-3
Consolidated Statements of Stockholders' Equity for the years ended December
31, 2004, 2003 and 2002                                                                F-4
Consolidated Statements of Cash Flows for the years ended December 31, 2004,
2003 and 2002                                                                          F-5
Summary of Accounting Policies                                                      F-6 to F10
Notes to Consolidated Financial Statements                                         F-11 to F20

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

(a)3. Exhibits (numbered in accordance with Item 601 of Regulation S-K). The following is a list of Exhibits filed herewith:

10.120    Amendment dated October 13, 2004 to the Executive Employment
          Agreement dated December 9, 2003 by and Between I.C. Isaacs & Company, L.P. and Peter J. Rizzo, filed as Exhibit 10.120 to the Company's Report on Form 8-K filed on October 22, 2004, is hereby incorporated herein by this reference.

10.121 Executive Employment agreement made as of the 1st day of March 2004, by and between I.C. Isaacs & Company LP and Jesse de la Rama, filed as
          Exhibit 10.121 to the Company's Report on Form 8-K filed on December 10, 2004, is hereby incorporated herein by this reference.

10.122 Loan and Security Agreement Dated as of December 30, 2004 by and between I.C. Isaacs & Company, L.P. and Wachovia Bank, National Association, filed as Exhibit 10.122 to the Company's Report on Form 8-K filed on January 6, 2005, is hereby incorporated herein by this reference.

10.123 Amendment No. 7, dated December 16, 2004, to the Trademark License and Technical Assistance Agreement dated the 1st day of November 1997 by and between Latitude Licensing Corp. and I.C. Isaacs & Company L.P.

10.124 Amendment No. 9, dated December 16, 2004, to the Trademark License and Technical Assistance Agreement for Women's Collections dated March 4, 1998 by and between Latitude Licensing Corp. and I.C. Isaacs & Company L.P.

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

                               I.C. ISAACS & COMPANY , INC. (REGISTRANT)

                               By:               /s/ Peter J. Rizzo
                                      ------------------------------------------
                                                    Peter J. Rizzo
                                              Chief Executive Officer
                                                Date: March 30, 2005

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

         Signature                                   Title                                    Date
         ---------                                   -----                                    ----

         /s/ Peter J. Rizzo                 Chief (Principal) Executive Officer,
------------------------------------        Chairman of the Board                       March 30, 2005
         Peter J. Rizzo

       /s/ Eugene C. Wielepski              Chief Financial Officer                     March 30, 2005
------------------------------------
          Eugene C. Wielepski

                                            Director                                    March [  ], 2005
------------------------------------
          Olivier Bachellerie

          /s/  Rene Faltz                   Director                                    March 30, 2005
------------------------------------
               Rene Faltz

           /s/ Neal J. Fox                  Director                                    March 29, 2005
------------------------------------
              Neal J. Fox

                                            Director                                    March [  ], 2005
------------------------------------
           Francois Girbaud

          /s/ Jon Hechler                   Director                                    March 29, 2005
------------------------------------
             Jon Hechler

          /s/ Roland Loubert                Director                                    March 29, 2005
------------------------------------
             Roland Loubet

           /s/ Robert S. Stec               Director                                    March 29, 2005
------------------------------------
             Robert S. Stec

                                            Director                                    March [  ], 2005
------------------------------------
          Robert J. Conologue

             Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
I.C. Isaacs & Company, Inc.



We have audited the accompanying consolidated balance sheets of I.C. Isaacs & Company, Inc. and Subsidiaries as of December 31, 2004 and 2003 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of I.C. Isaacs & Company, Inc. and Subsidiaries at December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

                                                     BDO Seidman, LLP

Bethesda, Maryland
February 23, 2005

                           I.C. Isaacs & Company, Inc.
                           Consolidated Balance Sheets

                                                                             December 31,
                                                                 --------------------------------------
                                                                         2004                 2003
                                                                         ----                 ----
Assets

Current

  Cash, including temporary investments of $70,000 and $168,000      $  1,045,905       $      782,519
  Accounts receivable, less allowance for doubtful
    accounts of $316,000 and $275,000 (Note 3)                         10,015,723            9,871,110
  Inventories (Notes 1 and 3)                                           8,317,437            3,854,731
  Deferred tax asset (Note 5)                                           1,193,000                    --
  Prepaid expenses and other                                              509,503               68,676
                                                                 -----------------    -----------------

Total current assets                                                   21,081,568           14,577,036
Property, plant and equipment, at cost, less accumulated
   depreciation and amortization (Note 2)                               2,088,233              777,089
Other assets (Note 9)                                                   4,663,109            4,735,635
                                                                 -----------------    -----------------
                                                                     $ 27,832,910       $   20,089,760
                                                                 =================    =================

Liabilities and Stockholders' Equity

Current

  Overdrafts                                                         $         --       $      197,441
  Current maturities of revolving line of credit
  (Note 3)                                                                223,283            4,224,285
  Current maturities of long-term debt (Note 3)                         3,366,180            2,013,977
  Accounts payable                                                      3,097,963            1,039,901

  Accrued expenses and other current liabilities (Note 4)               5,799,574            2,523,253
                                                                 -----------------    -----------------

                         Total current liabilities                     12,487,000            9,998,857

Long-term debt (Note 3)                                                 3,191,728            4,543,931

Commitments and contingencies (Notes 3, 8 and 9)

Stockholders' Equity (Notes 6 and 7)
  Preferred stock; $.0001 par value; 5,000,000 shares
    authorized, none outstanding                                                --                    --
  Common stock; $.0001 par value; 50,000,000 shares authorized;
    12,790,799 and 12,311,366 shares issued; 11,614,090 and
    11,134,657 shares outstanding                                           1,279                1,231
  Additional paid-in capital                                           44,100,636           43,658,853
  Accumulated deficit                                                (29,624,862)         (35,790,241)
  Treasury stock, at cost (1,176,709 shares)                          (2,322,871)          (2,322,871)
                                                                 -----------------    -----------------

Total stockholders' equity                                             12,154,182            5,546,972
                                                                                      -----------------
                                                                 -----------------
                                                                     $ 27,832,910         $ 20,089,760
                                                                 =================    =================

      See accompanying summary of accounting policies and notes to consolidated financial statements.

                                                 I.C. Isaacs & Company, Inc.
                                          Consolidated Statements of Operations

                                                                    Years Ended December 31,
                                                  --------------------------------------------------------------
                                                        2004                  2003                  2002
                                                  ------------------    ------------------    ------------------

    Net sales                                         $  80,649,394         $  64,304,688         $  63,521,197
     Cost of sales                                       49,583,094            43,706,398            41,776,131
                                                  ------------------    ------------------    ------------------

     Gross profit                                        31,066,300            20,598,290            21,745,066
                                                  ------------------    ------------------    ------------------

     Operating Expenses

       Selling                                           10,412,502             9,524,799            11,486,303
       License fees (Note 9)                              5,330,523             4,163,035             5,017,637
       Distribution and shipping                          1,968,214             2,062,032             2,392,809
       General and administrative                         7,531,809             5,243,916             7,115,285
                                                  ------------------    ------------------    ------------------

     Total operating expenses                            25,243,048            20,993,782            26,012,034
                                                  ------------------    ------------------    ------------------

     Operating income (loss )                             5,823,252             (395,492)           (4,266,968)
                                                  ------------------    ------------------    ------------------

     Other income (expense)
       Interest, net of interest income of
         $6,543, $1,687 and $955                          (729,068)           (1,008,744)             (657,189)
       Loss on sale of property                                 --              (414,650)                   --

       Other, net                                           26,195               124,120               (38,442)
                                                  ------------------    ------------------    ------------------

     Total other expense                                  (702,873)           (1,299,274)             (695,631)
                                                  ------------------    ------------------    ------------------


     Income (loss) from continuing operations             5,120,379           (1,694,766)           (4,962,599)

       Income tax benefit                                 1,045,000                   --                    --
                                                  ------------------    ------------------    ------------------

     Net income (loss)                                    6,165,379           (1,694,766)          (4, 962,599)

     Preferred stock deemed dividend                             --                   --              (596,252)
                                                  ------------------    ------------------    ------------------

     Net income (loss) attributable to common
     stockholders                                      $  6,165,379         $ (1,694,766)         $ (5,558,851)
                                                  ==================    ==================    ==================

     Basic net income (loss) per share                 $       0.55         $      (0.15)         $      (0.61)

     Basic net (loss) per share from preferred
     stock deemed dividend                                       --                   --                 (0.07)
                                                  ------------------    ------------------    ------------------

     Basic net income (loss) per share
     attributable to common stockholders               $       0.55         $     ( 0.15)         $     ( 0.68)
                                                  ==================    ==================    ==================
     Basic weighted average shares outstanding           11,264,483            11,134,657             8,160,136

     Diluted net income (loss) per share               $       0.46         $      (0.15)         $      (0.61)

     Diluted net (loss) per share from preferred
     stock deemed dividend                                       --                   --                 (0.07)
                                                  ------------------    ------------------    ------------------

     Diluted net income (loss) per share
     attributable to common stockholders               $       0.46         $     ( 0.15)         $     ( 0.68)
                                                  ==================    ==================    ==================
     Diluted weighted average shares outstanding         13,355,300           11,134,657             8,160,136


      See accompanying summary of accounting policies and notes to consolidated financial statements.

                                                   I.C. Isaacs & Company, Inc.
                                         Consolidated Statements of Stockholders' Equity

                                         Common Stock           Additional
                                   ------------------------       Paid-in     Accumulated      Treasury
                                     Shares       Amount          Capital        Deficit         Stock         Total
                                   -----------  -----------    ------------- -------------   -------------  ------------
Balance, at December 31, 2001       9,011,366         $901      $39,674,931  $(28,536,624)    $(2,322,871)   $8,816,337
 Net loss                                  --           --               --    (4,962,599)             --    (4,962,599)
 Conversion of Series A
  Preferred Stock                   3,300,000          330        3,299,670            --              --     3,300,000
 Officers' compensation
  contribution                             --           --           88,000            --              --        88,000
 Deemed dividend in connection
  with preferred stock                     --           --          596,252      (596,252)             --            --
                                   -----------  -----------    ------------- -------------   -------------  ------------

Balance, at December 31, 2002      12,311,366       $1,231      $43,658,853  $(34,095,475)    $(2,322,871)   $7,241,738
 Net loss                                  --           --               --    (1,694,766)             --    (1,694,766)
                                   -----------  -----------    ------------- -------------   -------------  ------------

Balance, at December 31, 2003      12,311,366       $1,231      $43,658,853  $(35,790,241)    $(2,322,871)   $5,546,972
 Net Income                                --           --               --     6,165,379              --     6,165,379
 Issuance of common stock             479,433           48          441,783            --              --       441,831
                                   -----------  -----------    ------------- -------------   -------------  ------------

Balance, at December 31, 2004      12,790,799       $1,279      $44,100 636  $(29,624,862)    $(2,322,871)  $12,154,182
                                   ===========  ===========    ============= =============   =============  ============

          See accompanying summary of accounting policies and notes to consolidated financial statements.

                                    I.C. Isaacs & Company, Inc.
                              Consolidated Statements of Cash Flows


                                                                     Years Ended December 31,
                                                           ---------------------------------------------
                                                               2004            2003           2002
                                                           -------------- --------------- --------------
Operating Activities
  Net income (loss)                                           $6,165,379     $(1,694,766)   $(4,962,599)
  Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating activities
    Provision for doubtful accounts                              370,387         202,111        315,314
    Write off of accounts receivable                            (329,387)       (172,111)      (470,314)
    Provision for sales returns and discounts                  4,088,959       2,477,904      3,672,100
    Sales returns and discounts                               (3,578,959)     (2,540,904)    (3,744,100)
    Valuation allowance-deferred tax asset                    (1,193,000)             --             --
    Depreciation and amortization                                641,095         756,831      1,219,018
    Loss on sale of assets                                            --         414,650         37,655
    Officers' compensation contribution                               --              --         88,000
    (Increase) decrease in assets
       Accounts receivable                                      (695,613)     (1,519,417)     1,245,640
       Inventories                                            (4,462,706)      2,588,843     (1,372,772)
       Prepaid expenses and other                               (440,827)        138,257        341,129
       Refundable income taxes                                        --              --         31,192
       Other assets                                              308,155         106,569     (1,390,114)
    Increase (decrease) in liabilities
       Accounts payable                                        2,058,062         132,381       (182,933)
       Accrued expenses and other current liabilities          3,276,321         438,804        148,299
                                                           -------------- --------------- --------------

Cash provided by (used in) operating activities                6,207,866       1,329,152     (5,024,485)
                                                           -------------- --------------- --------------

Investing Activities
  Proceeds from sale of assets                                        --         268,221          3,050
  Capital expenditures                                        (1,858,489)       (181,042)      (103,880)
                                                           -------------- --------------- --------------

Cash (used in) provided by investing activities               (1,858,489)         87,179       (100,830)
                                                           -------------- --------------- --------------

Financing Activities
  Overdrafts                                                    (197,441)       (428,641)       277,226
  Principal (payments on) proceeds from revolving
   line of credit                                             (4,001,002)       (806,168)     5,030,453
  Cash on deposit to secure letter of credit                    (250,000)             --             --
  Issuance of common stock                                       441,831              --             --
  Deferred financing costs                                       (79,379)             --       (125,000)
  Principal payments on long-term debt                                --              --       (283,179)
                                                           -------------- --------------- --------------

Cash (used in) provided by financing activities               (4,085,991)     (1,234,809)     4,899,500
                                                           -------------- --------------- --------------

Increase (decrease) in cash and cash equivalents                 263,386         181,522       (225,815)

Cash and Cash Equivalents, at beginning of year                  782,519         600,997        826,812
                                                           -------------- --------------- --------------

Cash and Cash Equivalents, at end of year                     $1,045,905        $782,519       $600,997
                                                           ============== =============== ==============

See accompanying summary of accounting policies and notes to consolidated financial statements.

                          I.C. Isaacs & Company, Inc.
                         Summary of Accounting Policies

Basis of Presentation

     The consolidated financial statements include the accounts of I. C. Isaacs & Company, Inc. ("ICI"), I.C. Isaacs & Company, L.P. (the "Partnership"), Isaacs Design, Inc. ("Design") and I.C. Isaacs Far East Ltd. (collectively the "Company"). I.C. Isaacs Far East Ltd. did not have any significant revenue or expenses in 2004, 2003 and 2002. All intercompany balances and transactions have been eliminated.

Business Description

         The Company, which operates in one business segment, is a designer and marketer of branded jeanswear and sportswear. The Company offers collections of jeanswear and sportswear for men and women under the Marithe and Francois Girbaud brand ("Girbaud brand") in the United States and Puerto Rico. The Girbaud brand is an internationally recognized designer label with a distinct European influence. The Company has positioned its Girbaud brand line with a broad assortment of products, styles and fabrications reflecting a contemporary European look. The Company markets a full collection of men's and women's jeanswear and sportswear under the Girbaud brand, including a broad array of bottoms, tops and outerwear.

Risks and Uncertainties

         The apparel industry is highly competitive. The Company competes with many companies, including larger, well capitalized companies which have sought to increase market share through massive consumer advertising and price reductions. The Company continues to experience increased competition from many established and new competitors at both the department store and specialty store channels of distribution. The Company continues to redesign its jeanswear and sportswear lines in an effort to be competitive and compatible with changing consumer tastes. Also, the Company has developed and implemented marketing initiatives to promote its Girbaud brand. A risk to the Company is that such a strategy may lead to continued pressure on profit margins. In the past several years, many of the Company's competitors have switched much of their apparel manufacturing from the United States to foreign locations such as Mexico, the Dominican Republic and throughout Asia. As competitors lower production costs, it gives them greater flexibility to lower prices. Over the last several years, the Company also switched its production to contractors outside the United States to reduce costs. Since 2001, the Company has imported substantially all its inventory, excluding t-shirts, as finished goods from contractors in Asia. This shift in purchasing requires the Company to estimate sales and issue purchase orders for inventory well in advance of receiving firm orders from its customers. A risk to the Company is that its sales estimates may differ from actual orders. If this happens, the Company may miss sales because it did not order enough inventory, or it may have to sell excess inventory at reduced prices. The Company faces other risks inherent in the apparel industry. These risks include changes in fashion trends and related consumer acceptance and the continuing consolidation in the retail segment of the apparel industry. The Company's ability, or inability, to manage these risk factors could influence future financial and operating results.

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

Concentration of Credit Risk

         Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of trade accounts receivable. The Company's customer base is not concentrated in any specific geographic region, but is concentrated in the retail industry. For the years ended December 31, 2004, 2003 and 2002, sales to one customer were $7,713,000, $5,156,000, and
$5,302,000. These amounts constitute 9.6%, 8.0% and 8.3% of total sales, respectively. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. The Company's actual credit losses as a percentage of net sales were 0.3%, 0.5% and 0.8% for the years ended December 31, 2004, 2003 and 2002, respectively.

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

Revenue Recognition

      Net revenue is recognized upon the transfer of title and risk of ownership to customers. Revenue is recorded net of discounts, as well as provisions for estimated returns and allowances. On a seasonal basis, the Company negotiates price adjustments with its retail customers as sales incentives. The Company estimates the cost of such adjustments on an ongoing basis considering historical trends, projected seasonal results and an evaluation of current economic conditions. Beginning for the year ended December 31, 2004, these costs have been recorded as a reduction to net revenue and all prior period information has been reclassified to reflect this change. These amounts, which were previously classified as selling expenses in prior years, were $3,777,084, $1,919,809 and $2,276,833 for the years ended December 31, 2004, 2003 and 2002 respectively. This change has no effect on net income or loss in any period presented.

         Sales are recognized upon shipment of products. Allowances for estimated returns are provided by the Company when sales are recorded by reviewing trends and returns on a historical basis. Shipping and handling fees billed to customers are classified in net sales in the consolidated statements of operations. Shipping and handling costs incurred are classified in distribution and shipping in the consolidated statements of operations.

Inventories

         Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method.

Property, Plant and Equipment

         Property, plant and equipment are stated at cost. Depreciation is computed over the estimated useful lives of the assets by the straight-line method. Leasehold improvements are amortized using the shorter of the straight-line method over the life of the lease or the estimated useful life of the improvement.

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

Stock Options

         The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 148, "Accounting for Stock Based Compensation Transition and Disclosure - An Amendment to FAS No. 123" ("SFAS 148"), but applies the intrinsic value method set forth in Accounting Principles Board Opinion No. 25 for stock options granted to employees. If the Company had elected to recognize compensation expense based on the fair value at the grant dates, consistent with the method prescribed by SFAS No. 148, net loss per share would have been changed to the pro forma amount indicated below. Effective June, 2005, the Company will be required to recognize this compensation expense. The Company anticipates 2005 expense to be approximately $50,000 for options currently granted.

         For stock options granted to employees in 2004, 2003 and 2002, the Company estimated the fair value of each option granted using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rate of 3.04%, 2.75%, 2.46%, 2.78%, 2.91% and 3.96% for options to purchase 25,000,
500,000, 175,000, 225,000, 25,000 and 220,000 shares granted in March 2004,
December 2003, July 2003, March 2003, February 2003 and December 2002, respectively, expected volatility of 75%, expected option life of 5 years and no dividend payments for 2004 or 2003. Using these assumptions, the per share fair value of each of such option grants was $0.55 for the March 2004 grant, $0.60, $0.86, $0.42 and $0.42, for the December, July, March and February, 2003 grants, respectively, and $0.47 for the December 2002 grant.

                                                      Year ended December 31,
                                          ------------------------------------------------
                                              2004            2003             2002
                                          --------------  --------------  ----------------
Net income (loss) attributable to common
 stockholders, as reported                   $6,165,379     $(1,694,766)      $(5,558,851)
       Total stock-based employee
        compensation expense determined
        under the fair value based method
        for all awards                         (286,187)       (231,448)          (20,332)
                                          --------------  --------------  ----------------
Pro forma net income (loss) attributable
 to common stockholders                      $5,879,192     $(1,926,214)      $(5,579,183)
                                          ==============  ==============  ================

Basic net income (loss) per common share,
 as reported                                      $0.55          $(0.15)           $(0.68)

Basic net income (loss) per common share,
 pro forma                                        $0.52          $(0.17)           $(0.68)

Diluted net income (loss) per common
 share, as reported                               $0.46          $(0.15)           $(0.68)

Diluted net income (loss) per common
 share,  pro forma                                $0.44          $(0.17)           $(0.68)

Advertising Costs

         Advertising costs, included in selling expenses, are expensed as incurred and were $749,908 $559,966, and $1,975,405 for the years ended December 31, 2004, 2003 and 2002 respectively.

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

Net Income or Loss Per Share

         Net income or loss per share is based on the weighted average number of shares of common stock and dilutive common stock equivalents outstanding. Basic loss per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. In 2004, diluted income per share reflects the potential dilution of securities that could share in the earnings of the Company. There were outstanding employee stock options of 1,590,817, 2,070,250, and 1,306,250, at December 31, 2004, 2003 and 2002, respectively and outstanding warrants of 500,000 at the end of 2004, 2003 and 2002. For 2004, all options and warrants were included in the diluted net income per share calculation. Basic and diluted loss per share are the same during 2003 and 2002 as these stock options and warrants were excluded from the computation of net loss per share as their inclusion would have been anti-dilutive.

Comprehensive Income

The Company has adopted the provisions of Statement No. 130, "Reporting Comprehensive Income". The Company has no items of comprehensive income to report.

Recent Accounting Pronouncements

         In March 2004, the Financial Accounting Standards Board ("FASB") issued a proposed statement, "Share-Based Payment", which addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. The proposed statement would eliminate the ability to account for share-based compensation transactions using Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and generally would require instead that such transactions be accounted for using a fair-value-based method.

          In December 2004, the FASB issued Statement No. 123(R), Share-Based Payment, which is a revision of Statement 123. Statement 123(R) requires all share-based payments to employees and directors to be recognized in the financial statements based on their fair values, using prescribed option-pricing models. The Company will adopt Statement 123(R) on July 1, 2005. From and after that date, pro forma disclosure will no longer be an alternative to financial statement recognition. Accordingly, the adoption of Statement 123(R)'s fair value method may have a significant impact on the Company's results of operations. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosures included in the Summary of Accounting Policies - Stock Options. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. The Company continues to monitor the potential impact of the proposed statement on its financial condition and results of operations.

         In November 2004, the FASB issued SFAS No. 151, "Inventory Costs," which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) by requiring these items to be recognized as current-period charges. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005, with earlier application permitted. The Company does not believe the adoption of SFAS No. 151 will have a material impact on its financial statements.

         In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, which amends APB Opinion No. 29, Accounting for Nonmonetary Transactions (SFAS No. 153), which requires a nonmonetary exchange of assets be accounted for at fair value, recognizing any gain or loss, if the exchange meets a commercial substance criterion and fair value is determinable. The commercial substance criterion is assessed by comparing the entity's expected cash flows immediately before and after the exchange. This eliminates the "similar productive assets exception," which accounts for the exchange of assets at book value with no recognition of gain or loss. Statement 153 will be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not believe the adoption of SFAS No. 153 will have a material impact on its financial statements.

                          I.C. Isaacs & Company, Inc.
                   Notes to Consolidated Financial Statements

1. Inventories

        Inventories consist of the following:                              December 31,
                                                              ---------------------------------------
                                                                    2004                 2003
                                                              ------------------   ------------------

        Work-in-process                                             $   227,444          $   289,407
        Finished goods                                                8,089,993            3,565,324
                                                              ------------------   ------------------

                                                                   $  8,317,437         $  3,854,731
                                                              ==================   ==================


2. Property, Plant and Equipment

   Property, plant and equipment consists of the following:

                                                          December 31,                       Estimated
                                             ---------------------------------------           Useful
                                                   2004                  2003                   Lives
                                             ------------------    -----------------            -----
Land                                               $   149,160          $   149,160
Buildings and improvements                           1,262,892            1,262,892           18 years
Machinery, equipment and fixtures                    7,120,289            6,970,708          5-7 years
Leasehold improvements and other                     2,948,108            1,239,200            various
                                             ------------------    -----------------

                                                    11,480,449            9,621,960
Less accumulated depreciation and
amortization                                         9,392,216            8,844,871
                                             ------------------    -----------------

                                                  $  2,088,233          $   777,089
                                             ==================    =================

         Depreciation expense for 2004, 2003 and 2002 totaled $547,345, $501,953 and $804,000 respectively.

3. Long-term Debt

        Long-term debt consists of the following:                         December 31,
                                                              --------------------------------------
                                                                    2004                 2003
                                                              ------------------   -----------------

        Revolving line of credit (a)(b)                             $   223,283        $  4,224,285
        Notes payable (c)                                             6,557,908           6,557,908
                                                              ------------------   -----------------

        Total                                                         6,781,191          10,782,193

        Less current maturities of revolving line
            of credit                                                   223,283           4,224,285
        Less current maturities of long-term debt                     3,366,180           2,013,977
                                                              ------------------   -----------------

                                                                    $ 3,191,728         $ 4,543,931
                                                              ==================   =================

(a) On December 30, 2004, the Company entered into a three year credit facility (the "Credit Facility") with Wachovia Bank, National Association ("Wachovia"). The Credit Facility provides that the Company may borrow, using as collateral, up to 85% of eligible accounts receivable and a portion of eligible inventory, both as defined by the Credit Facility. Borrowings under the Credit Facility may not exceed $25.0 million including outstanding letters of credit which are limited to $8.0 million at any one time. There were approximately $3.1 million of outstanding letters of credit at December 31, 2004. The Credit Facility accords to the Company the right, at its election, to borrow these amounts as either Prime Rate Loans or LIBOR Loans. Prime Rate Loans bear interest at the prime rate plus the applicable margin in effect from time to time. LIBOR Loans are limited to three in total, must be a minimum of $1,000,000 each and in integral multiples of $500,000 in excess of that amount, and bear interest at the LIBOR rate plus the applicable margin in effect from time to time. The applicable margins, as defined by the Credit Facility, fluctuate from 0.00% to 0.75% for the Prime Loans and 2.00% to 2.75% for LIBOR Loans. The applicable margins are inversely affected by fluctuations in the amount of "excess availability" - the unused portion of the amount available under the facility - which are in staggered increments from less then $2.5 million to $7.5 million. The Prime Rate and the LIBOR Rate were 5.00% and 3.10% respectively at December 31, 2004. All the amounts borrowed under the credit facility at December 31, 2004 were Prime Rate Loans and the effective rate was 7.0% at that time. Starting in 2005, the Credit Facility also requires the Company to comply with certain covenants expressed as fixed charge coverage ratios and tangible liability to net worth ratios. As collateral security for its obligations under the Credit Facility, the Isaacs and the LP granted a first priority security interest in all of their respective assets to Wachovia. The Company paid $79,379 as a facility fee to Wachovia in connection with the consummation of the Credit Facility. That fee is deferred and will be amortized over the life of the Credit Facility.

(b) Prior to December 30, 2004, the Company had an asset-based revolving line of credit (the "Credit Agreement") with Congress Financial Corporation ("Congress"). This Credit Agreement, as amended, provided that the Company could have borrowed up to 80.0% of net eligible accounts receivable and a portion of inventory. Borrowings under the Credit Agreement could not exceed $20.0 million, including outstanding letters of credit which were limited to either $4.0 million or $6.0 million at various times during the year. These borrowings bore interest at the lender's prime rate of interest plus 2.25% (effectively 6.50% at December 30, 2004). In connection with amending the Credit Agreement in December 2002, March 2003 and November 2003, the Company paid and deferred certain financing fees and either expensed as paid or amortized them over the remaining life of the amended Credit Agreement. The Company expensed or amortized $125,000 and $250,000 of these fees in 2004 and 2003.


     Average short-term borrowings and the related interest rates are as follows:

Substantially all 2004 and 2003 information        -------------------------------------
relates to Congress Credit Agreement                     Year Ended December 31,
                                                   -------------------------------------
                                                         2004                2003
                                                   -----------------   -----------------

Borrowings under revolving line of credit               $   223,283         $ 4,224,285
Weighted average interest rate                                6.50%               6.30%
Maximum month-end balance during year                   $ 6,433,366         $ 7,836,492
Average month-end balance during year                   $ 4,056,270         $ 5,956,376

(c) On May 6, 2002, Textile Investment International S.A. ("Textile"), an affiliate of Latitude Licensing Corp. ("Latitude"), the licensor of the Company, acquired a note that the Company had issued to a former licensor. On May 21, 2002, Textile exchanged that note for an amended and restated note (the "Replacement Note"), which subordinated Textile's rights under the note to the rights of Congress under the Credit Agreement, deferred the original note's principal payments and extended the maturity date of the note until 2007. In connection with the execution of the Credit Facility, the Replacement Note was further amended and restated to subordinate Textile's rights to the rights of Wachovia under the Credit Facility (the "Amended and Restated Replacement Note"). Pursuant to the subordination provisions of the Replacement Note, the Company was obligated to defer the payments that otherwise would have been due thereunder in December 2002, and during each calendar quarter of 2003 and 2004. Also, pursuant to the provisions of the Replacement Note, the non-payment and deferral of those payments did not constitute a default thereunder. The Replacement Note has been classified as current or long-term based upon the respective original due dates of the quarterly payments specified in the Replacement Note. Accordingly, each deferred quarterly payment has been classified as current even though the payment thereof may not be due until a future year.

           At December 31, 2004, long-term debt maturities were as follows:

              2005                        $ 3,366,180
              2006                          1,465,263
              2007                          1,726,465
                                      ----------------
                                          $ 6,557,908
                                      ================


4. Accrued Expenses

Accrued expenses consist of the following:                                 December 31,
                                                              ------------------------------------
                                                                    2004                2003
                                                              ----------------    ----------------
        Royalties & other licensor obligations, Note 8            $ 2,489,274         $ 1,153,094
        Accrued interest                                            1,136,023             702,628
        Management & selling bonuses                                1,087,442             236,587
        Severance accrual                                             290,570                  --
        Accrued professional fees                                     162,650              50,000
        Income taxes payable                                          148,000                  --
        Accrued compensation                                          120,871              68,397
        Customer credit balances                                       82,832              61,633
        Payroll tax withholdings                                       71,934              69,619
        Sales commissions payable                                      51,629              60,294
        Property taxes                                                 19,895              19,895
        Other                                                         138,454             101,106
                                                              ----------------    ----------------

                                                                  $ 5,799,574         $ 2,523,253
                                                              ================    ================

5. Income Taxes

         Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. As of December 31, 2004 and 2003, the Company has net operating loss carry forwards for income tax reporting purposes of approximately $41,269,000 and $45,163,000 respectively, which represent deferred tax assets of approximately $15,908,000 and $20,490,000 respectively. These net operating losses begin to expire in 2014. Through 2003, no income tax benefit had been recorded due to the uncertainty over the Company's ability to generate taxable income beyond 2003. As a result of the income the Company generated in 2004, the Company's management reevaluated its net operating losses and the related valuation allowances and has recognized a net income tax benefit of $1,045,000 for 2004.

Significant items comprising the Company's deferred tax assets are as
follows:                                                                          December 31,
                                                                        ---------------------------------
                                                                             2004             2003
                                                                        ---------------- ----------------

      Net operating loss carry forwards                                    $ 15,908,000     $ 20,490,000
      Depreciation and amortization                                             764,000          773,000
      Accrued royalty payments                                                  915,000                --
      Accrued interest payable                                                  446,000                --
      Capital loss carryforward                                                 163,000          178,000
      Allowance for doubtful accounts                                           124,000          118,000
      Inventory valuation                                                        51,000           37,000
      Accrued severance                                                         114,000                --
      Contribution carryovers                                                    44,000           46,000
      Other                                                                      21,000           22,000
                                                                        ---------------- ----------------

                                                                             18,550,000       21,664,000

      Valuation allowance                                                  (17,357,000)     (21,664,000)
                                                                        ---------------- ----------------

      Net deferred tax asset                                                $ 1,193,000          $     --
                                                                        ================ ================

A reconciliation between the statutory and effective tax                Year Ended December 31,
rates is as follows:                                           ------------------------------------------
                                                                 2004           2003            2002
                                                               ----------    ------------    ------------

Federal statutory rate                                           34.0%          (35.0)%         (35.0)%
State and local taxes, net of federal benefit                     4.0            (4.0)           (4.0)
Nondeductible entertainment expense                               2.0             1.0             1.0
Alternative minimum taxes                                         2.0              --              --
Losses for which a benefit (is)/is not currently available      (62.4)           38.0            38.0
                                                               ----------    ------------    ------------

                                                                (20.4)%            -- %            -- %
                                                               ==========    ============    ============


The 2004 net tax benefit is derived from                    Year Ended December 31, 2004
the following components:                    ------------------------------------------------------------
                                                  Federal               State                Total
                                             ------------------   ------------------    -----------------
         Current tax expense                   $     (148,000)        $        --        $     (148,000)
         Deferred tax benefit                         950,000             243,000             1,193,000

               Net income tax benefit          $      802,000         $   243,000        $    1,045,000
                                             ==================   ==================    =================

No reconciliation for 2003 or 2002 was provided as there was no tax expense or benefit for those years.

6. Stockholders' Equity

         The Company currently holds 1,176,709 of common stock shares in its treasury at a cost of $2,322,871.

         During 2002, the Company granted warrants to purchase 500,000 shares of the Company's Common Stock for $0.75 per share to Textile. The Company determined the aggregate value of these warrants on the date of grant to be approximately $596,000, based on the Black-Scholes valuation model, with the following weighted average assumptions: dividend yield of 0%, expected volatility of 75%, risk free interest rate of 3.59% and expected term of 9 years. This amount was recorded as a preferred stock deemed dividend in the statements of operations and stockholders' equity.

7. Stock Options

         In May 1997, the Company adopted the 1997 Omnibus Stock Plan (the "Plan"). Under the Plan, as amended in 1999, 2002 and as amended and restated in 2003, the Company may grant qualified and nonqualified stock options, stock appreciation rights, restricted stock or performance awards, payable in cash or shares of common stock, to selected employees. The Company has reserved 2,200,000 shares of common stock for issuance under the Plan.

A summary of stock options outstanding and exercisable as of December 31, 2004 is as follows:

           ------------------------------------------------------------------------------------------
                                                                             Options exercisable at
                      Options outstanding at December 31, 2004                  December 31, 2004
           ------------------------------------------------------------------------------------------
                                             Weighted        Weighted                        Weighted
          Range of                            Average         Average                         Average
          Exercise             Number       Remaining        Exercise          Number        Exercise
            Prices        Outstanding    Life (years)           Price     Exercisable           Price
            ------        -----------    ------------           -----     -----------           -----

    $0.30 to $0.60            364,667            5.80          $0.568         198,000          $0.551
   $0.87 to $2.125          1,226,150            4.35          $1.260         867,817          $1.390
-------------------  -----------------  --------------  --------------  --------------  --------------
   $0.30 to $2.125          1,590,817            4.59          $1.101       1,065,817          $1.234
===================  =================  ==============  ==============  ==============  ==============

           -------------------------------------------------------------------------------------------
                                                                                Options exercisable at
                    Options outstanding at December 31, 2003                      December 31, 2003
           -------------------------------------------------------------------------------------------
                                             Weighted        Weighted                        Weighted
          Range of                            Average         Average                         Average
          Exercise             Number       Remaining        Exercise          Number        Exercise
            Prices        Outstanding    Life (years)           Price     Exercisable           Price
            ------        -----------    ------------           -----     -----------           -----
    $0.30 to $0.60            645,000            6.26          $0.193              --          $   --
   $0.90 to $2.125          1,425,250            5.86          $0.978       1,425,250          $1.311
-------------------  -----------------  --------------  --------------  --------------  --------------
   $0.30 to $2.125          2,070,250            5.98          $0.679       1,425,250          $1.311
===================  =================  ==============  ==============  ==============  ==============


           -------------------------------------------------------------------------------------------
                                                                                Options exercisable at
                    Options outstanding at December 31, 2002                      December 31, 2002
           -------------------------------------------------------------------------------------------
                                             Weighted        Weighted                        Weighted
          Range of                            Average         Average                         Average
          Exercise             Number       Remaining        Exercise          Number        Exercise
            Prices        Outstanding    Life (years)           Price     Exercisable           Price
            ------        -----------    ------------           -----     -----------           -----

    $0.30 to $0.58            220,000            9.95          $0.567              --          $   --
   $0.90 to $2.125          1,086,250            6.42          $1.487         867,817          $1.519
-------------------  -----------------  --------------  --------------  --------------  --------------
   $0.30 to $2.125          1,306,250            6.98          $1.332       1,065,817          $1.519
===================  =================  ==============  ==============  ==============  ==============


The following table relates to options activity in                           Weighted
2002, 2003 and 2004 under the Plan:                                          Average
                                                        Number of         Exercise Price
                                                         Options            per Option
                                                      ---------------    -----------------
Options outstanding at December 31, 2001                1,086,250               1.470

Granted                                                   220,000               0.580
                                                      -----------

Options outstanding at December 31, 2002                1,306,250               1.226

Granted                                                   925,000               0.770

Cancelled                                                (161,000)              1.380
                                                      -----------

Options outstanding at December 31, 2003                2,070,250               1.076

Cancelled                                                 (25,000)              0.600

Granted                                                    25,000               0.870

Exercised                                                (479,433)              0.922
                                                      -----------

Options outstanding at December 31, 2004                1,590,817               1.101
                                                      ===========

Options exercisable at December 31, 2004                1,065,817               1.234
                                                      ===========

8. Commitments and Contingencies

Operating Leases

         The Company rents real and personal property under leases expiring at various dates through 2014. Certain of the leases stipulate payment of real estate taxes and other occupancy expenses. Minimum annual rental commitments under noncancellable operating leases in effect at December 31, 2004 are summarized as follows:

                     Showrooms &         Computer &
                    Office Space      Office Equipment         Total
                  ----------------   -----------------   -----------------

             2005     $   389,309         $   115,217         $   504,526
             2006         399,043              93,647             492,690
             2007         409,018              43,308             452,326
             2008         419,244              32,879             452,123
             2009         432,808                  --             432,808
       Thereafter       2,465,201                  --           2,465,201
                  ----------------   -----------------   -----------------

                     $  4,514,623         $   285,051        $  4,799,674
                  ================   =================   =================

         In July 2004, the Company signed a 10 year lease to relocate its New York offices and showrooms. The Company will expense the rent payments on a straight line basis in accordance with the provisions of SFAS No. 13 "Accounting for Leases" starting October 2004, the date the Company obtained access to the facility. Also, in connection with this lease, the Company has provided to the lessor a $250,000 letter of credit and has provided a deposit for this amount to the bank as security for this letter of credit. As the use of these funds is restricted, this deposit is classified as a non-current asset.

Total rent expense is as follows:                    Year Ended December 31,
                                     --------------------------------------------------------
                                          2004                2003                2002
                                     ----------------   -----------------   -----------------
Minimum rentals                           $  386,345          $  475,966          $  631,925
Other lease costs                             40,631             154,437             175,218
                                     ----------------   -----------------   -----------------

                                             426,976          $  630,403          $  807,143
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

         In connection with the refinancing of the Company's credit facility in December 2004, Latitude and the Company agreed to defer approximately $2.3 million of 2004 minimum and additional royalty payments to 2005. The Company expects to pay these amounts in the first half of 2005 and pay all 2005 royalty payments as they become due.

         The Company has the following contractual obligations as of December 31, 2004:

Schedule of contractual obligations:                            Payments Due By Period
                                             -------------------------------------------------------------
                                Total           Current         1-3 years        4-5 years     After 5
                                                                                                 years
                            ---------------  ---------------  ---------------  --------------  -----------
Employment agreements          $ 2,826,500      $ 1,380,000      $ 1,446,500         $     --      $   --
Girbaud license
obligations *                   15,830,526        6,830,526        9,000,000               --          --
Girbaud fashion shows              975,000          375,000          600,000               --          --
Girbaud creative &
advertising fees                  570,0000          190,000          380,000               --          --
                            ---------------  ---------------  ---------------  --------------  -----------
Total contractual
obligations                 $   20,202,026      $ 8,775,526     $ 11,426,500         $     --      $   --
                            ===============  ===============  ===============  ==============  ===========

(*) Adjusted to account for the deferrals, reductions and waivers of the royalty obligations mentioned above.

Employment Agreements

         The Company is party to employment agreements with four officers which provide for specified levels of compensation and certain other benefits. The agreements, which expire between 2005 and 2007, also provide for severance payments from the termination date through the expiration date under certain circumstances.

9. Retirement Plan

         The Company sponsors a defined benefit pension plan that covers substantially all employees with more than one year of service. The Company's policy is to fund pension costs accrued. Contributions to the plan reflect benefits attributed to employees' service to date, as well as service expected to be earned in the future. The benefits are based on the number of years of service and the employee's compensation during the three consecutive complete years of service prior to or including the year of termination of employment. Plan assets consist primarily of common stocks, fixed income securities and cash. The latest available actuarial valuation is as of December 31, 2004. Pension expense for 2004, 2003 and 2002 was approximately $446,000, $349,000, and $244,000 respectively, and includes the following components:

                                                    Years Ended December 31,
                                          ---------------------------------------------
                                                  2004           2003             2002
                                          -------------  -------------  ---------------
Service cost of current period                 $60,000        $54,000          $88,000
Interest on the above service cost               4,000          4,000            6,000
                                          -------------  -------------  ---------------

                                                64,000         58,000           94,000
Interest on the projected benefit
 obligation                                    522,000        450,000          458,000
Expected return on plan assets                (556,000)      (519,000)        (575,000)
Amortization of prior service cost              43,000         43,000           43,000
Amortization of loss                           373,000        317,000          224,000
                                          -------------  -------------  ---------------

Pension cost                                  $446,000       $349,000         $244,000
                                          =============  =============  ===============

                                                    Years ended December 31,
                                          ---------------------------------------------
The following table sets forth the Plan's
 funded status and amounts recognized at
 December 31, 2004, 2003 and 2002:                2004           2003             2002
                                          -------------  -------------  ---------------

Vested benefits                             $6,704,000     $5,764,000       $5,756,000
Nonvested benefits                              30,000         30,000           35,000
                                          -------------  -------------  ---------------

Accumulated benefit obligation               6,734,000      5,794,000        5,791,000
Effect of anticipated future compensation
 levels and other events                       425,000        245,000          297,000
                                          -------------  -------------  ---------------

Projected benefit obligation                 7,159,000      6,039,000        6,088,000
                                          -------------  -------------  ---------------

Fair value of assets held in the plan        7,438,000      7,396,000        7,092,000
                                          -------------  -------------  ---------------

(Excess)/deficit of projected benefit
 obligation over plan assets                   279,000      1,357,000        1,004,000
Unrecognized net loss from past experience
 different from that assumed                 4,000,000      3,150,000        3,509,000
Unrecognized prior service cost                 43,000         85,000          128,000
                                          -------------  -------------  ---------------

Net prepaid periodic pension cost           $4,322,000     $4,592,000       $4,641,000
                                          =============  =============  ===============

With respect to the above table, the weighted average discount rate used to measure the projected benefit obligation and net prepaid periodic pension cost was 7.5% for 2004, 2003 and 2002; the rate of increase in future compensation levels is 3%; and the expected long-term rate of return on assets is 8%. The net prepaid periodic pension cost is included in other assets in the accompanying consolidated balance sheets.


The following sets forth the Plan's change
 in benefit obligation for 2004 and 2003:   Years Ended December 31,
                                          -----------------------------
                                                  2004           2003
                                          -------------  --------------
Benefit obligation at beginning of year     $6,039,000     $6,088,000
Service cost                                    64,000         58,000
Interest cost                                  522,000        450,000
Benefits paid                                 (779,000)      (927,000)
Actuarial loss                               1,313,000        370,000
                                          -------------  --------------

Benefit obligation at end of period         $7,159,000     $6,039,000
                                          =============  ==============

The following sets forth the Plan's change in plan Years Ended December 31, assets for 2004 and 2003:

The following sets forth the Plan's change in
 plan assets for 2004 and 2003:                  Years Ended December 31,
                                               ----------------------------
                                                        2004          2003
                                               -------------- -------------
Fair value of plan assets at beginning of year    $7,396,000    $7,092,000
Return on plan assets                                556,000       519,000
Employer contributions                               175,000       300,000
Benefits paid                                       (779,000)     (927,000)
Assets gain/loss deferred                             90,000       412,000
                                               -------------- -------------

Fair value of plan assets at end of year          $7,438,000    $7,396,000
                                               ============== =============

The plan's fiduciaries set investment policies and strategies for the trust. Long-term strategic investment objectives include preserving the funded status of the trust and balancing risk and return. The plan's fiduciaries oversee the investment allocation process, which includes selecting investment managers, setting long-term strategic targets and monitoring asset allocations. Target allocation ranges are guidelines, not limitations, and occasionally plan fiduciaries will approve allocations above or below a target range.

The Company's pension plan weighted-average asset allocations at December 31, 2004 and 2003, by asset category are as follows:

                                                December 31,
                                  -------------------------------------
                                        2004                2004
                                  -----------------    ----------------
    Equity Securities                          70%                 65%
    Debt Securities                            20%                 30%
    Cash Accounts                              10%                  5%
                                  -----------------    ----------------

                                              100%                100%
                                  =================    ================

The following benefit payments, which reflect expected future services, as appropriate, are expected to be paid:
                                                      Pension Benefits
                                                     -----------------
    2005                                                  $   114,000
    2006                                                      125,000
    2007                                                      167,000
    2008                                                      203,000
    2009                                                      227,000
    Years 2010-2014                                         1,565,000
                                                     -----------------
                                                         $  2,401,000
                                                     =================

10. Supplemental Disclosures of Cash Flow Information

         Cash paid during the year for interest amounted to $295,077, $499,166 and $463,457 for 2004, 2003 and 2002, respectively.

Non-cash effect of restructuring BOSS trademark and
licensing arrangement:                                      2004              2003              2002
                                                      -----------------------------------------------------

        Conversion of redeemable preferred stock to            $      --          $      --     $  3,300,000
        common stock
        Officers' compensation contribution                           --                 --           88,000
        Deemed dividend in connection with preferred
        stock                                                         --                 --          596,252

11. Quarterly Financial Data (Unaudited)

Summarized quarterly financial data for 2004 and 2003 is as follows:

                                                                       Quarter
------------------------------------------------------------------------------------------------------------------
2004                                      First              Second               Third              Fourth
------------------------------------------------------  ------------------  ------------------  ------------------
Net sales                               $  20,764,668       $  19,667,444       $  21,888,273     $    18,329,009
Gross profit                                7,246,289           7,456,847           9,629,472           6,733,692
Net income                                    864,581           1,313,466           2,488,531           1,498,801
Basic earnings per share                       $ 0.08              $ 0.12              $ 0.22              $ 0.13
Diluted earnings per share                     $ 0.07              $ 0.11              $ 0.18              $ 0.11
                                     =================  ==================  ==================  ==================

                                                                       Quarter
------------------------------------------------------------------------------------------------------------------
2003                                      First              Second               Third              Fourth
------------------------------------------------------  ------------------  ------------------  ------------------
Net sales                               $  16,446,613       $  16,093,518       $  15,714,613     $    16,049,943
Gross profit                                4,573,807           5,559,131           5,304,319           5,161,032
Net (loss) income                           (641,625)             471,322           (545,429)           (979,034)
Basic and diluted (loss) earnings
per share                                     $(0.06)              $ 0.04             $(0.05)             $(0.09)
                                     =================  ==================  ==================  ==================

1. Earnings (loss) per share calculations for each of the quarters are based on the weighted average shares outstanding for each period. The sum of the quarters may not necessarily be equal to the full year earnings per share amounts.

2. The above quarterly financial data reflects the reclassification of the allowances provided to its retail customers as price adjustments as a reduction of net sales. These amounts were previously classified as selling expenses in prior years. This change has no effect on net income or loss in any period presented.

3. Based on additional guidance issued by the SEC in February 2005, the Company reevaluated the term related to its new lease in New York. Accordingly, in the fourth quarter, the Company recorded an adjustment of $107,000 to recognize additional rent expense. The Company also reduced an accrual for Sarbanes Oxley fees by $100,000 based on actual costs incurred.

             Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
I.C. Isaacs & Company, Inc.

The audits referred to in our report dated February 23, 2004 relating to the consolidated financial statements of I.C. Isaacs & Company, Inc. and Subsidiaries, which is contained in Item 8 of this Form 10-K, included the audit of the financial statement schedules listed in the accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based upon our audits.

In our opinion such financial statement schedules present fairly, in all material respects, the information set forth therein.

                                                                BDO Seidman, LLP

Bethesda, Maryland
February 23, 2005

                                   SCHEDULE II

                          I. C. Isaacs & Company, Inc.
                        Valuation and Qualifying Accounts

Description                                       Balance        Charged to
                                               Beginning of       Costs and                        Balance at
                                                 the Year         Expenses         Deduction      End of Year
                                              ----------------  --------------  --------------   --------------
Year Ended December 31, 2002
      Allowance for doubtful accounts              $  400,000       $ 315,000     $ (470,000)        $ 245,000
      Merchandise allowances                        1,400,000       2,277,000     (2,119,000)        1,558,000
      Reserve for sales returns and discounts         198,000       3,672,000     (3,744,000)          126,000

Year Ended December 31, 2003

      Allowance for doubtful accounts              $  245,000       $ 202,000     $ (172,000)        $ 275,000
      Merchandise allowances                        1,558,000       1,920,000     (2,317,000)        1,161,000
      Reserve for sales returns and discounts         126,000       2,477,000     (2,540,000)           63,000

Year Ended December 31, 2004

      Allowance for doubtful accounts              $  275,000       $ 370,000     $ (329,000)        $ 316,000
      Merchandise allowances                        1,161,000       3,777,000     (3,197,000)        1,741,000
      Reserve for sales returns and discounts          63,000       4,089,000     (3,579,000)          573,000