Form 10-K/A
period 2004-12-31
IC ISAACS & CO INC
filed 2005-05-02
CIK 1041179

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-K/A
                                 Amendment No. 1

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2004

                           Commission File No. 0-23379

                           I.C. ISAACS & COMPANY, INC.
               (Exact name of registrant as specified in charter)

               DELAWARE                                   52-1377061
     State or other jurisdiction of                      (IRS employer
    incorporation or organization)                    identification no.)
  840 BANK STREET, BALTIMORE, MARYLAND                    21224-2522
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [_]

Indicate by check mark if Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). [_] Yes [X] No

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

As of April 28, 2005, 11,707,573 shares of Common Stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

None.

                           I.C. ISAACS & COMPANY, INC.



                           FORM 10-K/A AMENDMENT NO. 1

                       FISCAL YEAR ENDED DECEMBER 31, 2004

                                EXPLANATORY NOTE

      This Amendment No. 1 to the Annual Report on Form 10-K of I.C. Isaacs & Company, Inc. (the "Company") amends the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004, originally filed on March 31, 2005 (the "Original Filing"). The Company is refiling a portion of Part III to include the information required by Items 10, 11, 12, 13, and 14 of Part III because the Company's proxy statement will not be filed within 120 days of the end of the Company's fiscal year ended December 31, 2004.

      Except as described above, and the updating of the number of shares of common stock outstanding and the Item 405 disclosures appearing on the cover page, no other changes have been made to the Original Filing. This Amendment continues to speak as of the date of the Original Filing, and, except for the Company has not updated the disclosures contained therein to reflect any events that occurred at a date subsequent to the filing of the Original Filing. The filing of this Form 10-K/A is not a representation that any statements contained in items of Form 10-K other than Part III Items 10, 11, 12, 13, and 14 are true or complete as of any date subsequent to the date of the Original Filing.

                                TABLE OF CONTENTS

                                    PART III                               PAGE

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY....................3
ITEM 11.   EXECUTIVE COMPENSATION............................................10
ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
           AND MANAGEMENT....................................................13
ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................15
ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES............................16
                                     PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES...........................17
SIGNATURE....................................................................18

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

      The Board of Directors is currently composed of nine directors. The Company's directors are elected to serve for terms that expire at each annual meeting of stockholders and when their respective successors are duly elected and shall have qualified. The following table sets forth certain information about the Company's current directors:

Peter J. Rizzo                                       Mr. Rizzo has worked within the apparel industry during the past 27 years. He
Age 52                                               became the Company's Chief Executive Officer in December, 2003, and was
Chief Executive Officer of the Company               appointed to the Board in February 2004. During the two years prior to joining
Director since February 2004                         the Company, Mr. Rizzo was a consultant to the Neiman Marcus Group. He was
                                                     President and Vice Chairman of Bergdorf Goodman from 1999 to 2002. From 1997 to
                                                     1999, he served as President of Polo Retail at Polo Ralph Lauren. From 1978 to
                                                     1997, he was Executive Vice President and Head Merchant of Barneys New York.


Olivier Bachellerie                                  Mr. Bachellerie has served since 1997 as President and Director General of GI
Age: 44                                              Promotion and Cravatatakiller S.A., and as President of Fashion Services of
Director since 2002                                  America, Inc., each of which is beneficially owned by Marithe Bachellerie and
President and Director General of GI                 Francois Girbaud. Mr. Bachellerie is the son of Marithe Bachellerie, who
 Promotion and Cravatatakiller S.A.                  together with Mr. Girbaud, indirectly own and possess the right to vote approximately 39% of the Company's outstanding shares of common stock.

Robert J. Conologue                                  Mr. Conologue served as the Company's Chief Operating Officer and Chief
Age: 56                                              Financial Officer from February 2003 until November 29, 2004. He was elected to
Director since 2003                                  the Company's Board of Directors in June 2003. Between 2000 and 2002, he served as Executive Vice President and Chief Financial Officer of Interiors, Inc., a
                                                     $250 million manufacturer, marketer and retailer of decorative accessories for the home. Between 1997 and 2000, Mr. Conologue worked for The Warnaco Group,
                                                     Inc., a $2.1 billion global apparel company, starting as Chief Financial
                                                     Officer of Calvin Klein Jeanswear (1997-1998), and then serving as Senior Vice
                                                     President - Finance of the parent company and as Chief Operating Officer of the
                                                     Calvin Klein Divisions (1998-2000).

Rene Faltz                                           Mr. Faltz has practiced law in the Grand Duchy of Luxembourg since 1976. He has
Age: 51                                              been with Cabinet D'Avocats Rene Faltz since March 2000 after leaving the firm
Director since 2002                                  of Faltz & Kremer. Mr. Faltz is one of the Managing Directors of, and serves as
Senior Partner, Cabinet D'Avocats Rene Faltz         counsel to, several companies that, since 2002, have been beneficially owned by
                                                     Marithe Bachellerie and Francois Girbaud in connection with the conduct of their business activities as designers and marketers of clothing and other items bearing the various Girbaud trademarks.

Neal J. Fox                                          Mr. Fox has held senior management positions at Neiman Marcus, Bergdorf Goodman
Age: 70                                              and I. Magnin. From 1983 to 1988, he was employed by Garfinkel's, Raleigh &
Director since 1998                                  Co., or its predecessor, most recently as Chairman and Chief Executive Officer,
Consultant                                           and was also a principal shareholder of that company. From 1989 through March
                                                     1999, Mr. Fox served as the President and Chief Executive Officer of Sulka, an
                                                     international menswear retailer. In 1999, Mr. Fox founded NJF Associates,
                                                     Incorporated, a consulting firm specializing in brand management and business development for the apparel, accessories and luxury goods industries. Mr. Fox served as a director of Today's Man, a 30 unit menswear retailer. In March,
                                                     2003, Today's Man filed a petition under Chapter 11 of the US Bankruptcy Code.

Francois Girbaud                                     Mr. Girbaud, an internationally renowned designer and manufacturer of
Age: 60                                              clothing, and licensor of clothing designs and trademarks for more than 25
Director since 2004                                  years, became one of the Company's directors in October 2004 Pursuant to agreements that the Company has companies co-owned directly or indirectly by
                                                     Mr. Girbaud and Marithe Bachellerie, the Company licenses the Girbaud trademarks and designs for use in the manufacture and sale of various items of clothing in North America.

Jon Hechler                                          Mr. Hechler was employed by Ira J. Hechler and Associates, an investment
Age: 52                                              company, from 1980 to 1999. He is President of T. Eliot, Inc., a manufacturer
Director since 1984                                  of the Sani Seat (R) hygiene toilet seat system.
President, T. Eliot, Inc.

Roland Loubet                                        Mr. Loubet has been employed as the Chief Executive Officer and sole owner of
Age: 62                                              Cedrico, S.A., a manufacturer and marketer of women's clothing, since 1997.
Director since 2002
Chief Executive Officer of Cedrico, S.A.


Robert Stephen Stec                                  Mr. Stec was a Division President of VF Corporation and had sole
Age: 50                                              responsibility for VF's Girbaud division in the United States from 1989
Director since 2002                                  through 1993. From 1996 to 1998, he served as President of London Fog
Chairman and Chief Executive Officer of              Industries, Inc., a leading manufacturer and marketer of branded outerwear.
  Lexington Home Brands                              During 1997 and 1998, Mr. Stec served as a part-time consultant to Girbaud
                                                     Design, Inc. and certain of its affiliates. In 1999, Mr. Stec served as a consultant to London Fog for several months. Mr. Stec has been employed as
                                                     President and Chief Executive Officer of Lexington Home Brands, a leading branded marketer of home furnishings, since 1999.


     PRINCIPAL EXECUTIVE OFFICERS OF THE COMPANY WHO ARE NOT ALSO DIRECTORS

      The following table sets forth the names and ages of the Company's principal executive officers who are not directors. The table also provides a description of the positions of employment held by each of such executives for at least the past five years.

Jesse de la Rama                                     Mr. de la Rama began his employment with the Company in March 2004 as Vice
Age: 51                                              President of Merchandise Planning and Retail Development. In December 2004, he
Chief Operating Officer of the Company               began serving as the Company's Chief Operating Officer. Mr. de la Rama engaged in business during the period from 1997 through February 2004 as a consultant to the fashion retail industry and other clients, including Calvin Klein,
                                                     Inc., Lambertson/Truex and Sotheby's, Inc., as president of his own company,
                                                     Jesse de la Rama, Inc. Between 1994 and October 1997, Mr. de la Rama was
                                                     Senior Vice President - Retail of Bally of Switzerland. Between 1979 and
                                                     September 1994, he was employed by Barney's New York and served in various executive capacities, including Vice President - Outlet Division and Warehouse
                                                     Sales (1992 - 1994) and Vice President - Merchandise Planning (1983 - 1992).

Eugene C. Wielepski                                  Mr. Wielepski was a director of the Company from 1991 - May, 2002. He has
Age: 57                                              served as Vice President - Finance since 1991. He served as Chief Financial
Vice President - Finance, Chief Financial            Officer of the Company from 1991 - April 2003, and began serving in that
   Officer, Treasurer and Secretary                  capacity again in December 2004. He has also held the positions of Secretary and Treasurer since 1976. From 1976 to 1990, he was Controller. He is a
                                                     Certified Public Accountant and has been employed by the Company since 1973.


DIRECTORS' COMPENSATION

      Directors who are employed by the Company or any of its subsidiaries receive no compensation for serving on the Board of Directors. Directors who are not so employed (the "Outside Directors") receive an annual retainer fee of $10,000 for their services and attendance fees of $750 per Board or committee meeting attended. The Chairman of the Audit Committee receives an additional $10,000 for the services he renders in that capacity. All directors are reimbursed for expenses incurred in connection with attendance at Board or committee meetings. In addition, members of the Board of Directors are eligible to participate in the Company's Amended and Restated Omnibus Stock Plan (the "Plan"). In 2002, Outside Directors were awarded non-qualified stock options to purchase an aggregate of 210,000 shares of common stock at an exercise price of $0.58 per share. Those options vested in December 2004.

BOARD COMMITTEES AND MEETINGS

      The Board of Directors currently has standing Audit, Compensation and Nominating Committees.

      The Audit Committee has a written charter approved by the Board. Only independent directors, as that term is defined by the Marketplace Rules of The Nasdaq Stock Market, may serve as members of the Audit Committee.

      The members of the Audit Committee are Neal J. Fox (Chairman), Jon Hechler and Robert Stec.

      The Audit Committee assists the Board of Directors in its general oversight of the Company's financial reporting, internal controls and audit functions. During 2004, the Audit Committee held eight meetings. The Board of Directors has determined that the Neal J. Fox, the Chairman of the Audit Committee, is an "audit committee financial expert," as such term is defined under applicable SEC regulations.

      The members of the Compensation Committee are Messrs. Hechler (Chairman), Fox, Loubet and Stec.

      The Compensation Committee administers the Plan, including the review and grant of stock options to officers and other employees under the Plan. The Compensation Committee also reviews and approves various other company compensation policies and matters, and reviews and approves salaries and other matters relating to compensation of the executive officers of the company. The Compensation Committee held five meetings during 2004.

      In October 2004, the Board of Directors created a Nominating Committee, adopted a charter governing that committee's operations, and appointed Messrs. Stec (Chairman), Fox and Loubet to serve as the members thereof. The Nominating Committee did not hold any meetings in 2004.

      The Board of Directors held nine meetings during 2004. Each director is expected to attend each meeting of the Board and the committees on which he serves. In addition to meetings, the Board and its committees review and act upon matters through written consent procedures. No director attended less than 75% of all the meetings of the Board and the committees on which he served in 2004.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE IN CONTROL
ARRANGEMENTS

Peter J. Rizzo

      Peter J. Rizzo, the Company's Chief Executive Officer, is employed by the Company's subsidiary, I.C. Isaacs & Company, LP (the "LP"), pursuant to an employment agreement dated December 9, 2003, which was amended on October 19, 2004. That agreement, as amended, provides:

      o for an initial term that will end on December 9, 2007, and for automatic one year renewals of the agreement unless either party gives notice of its non-renewal not later than June 30, 2007 or June 30 of the then current renewal year;

      o for payment of an annual base salary of $500,000 during the initial term increasing by 10% per year during each one year renewal term, and incentive compensation provisions, subject to a guaranteed annual minimum of $175,000, that are based upon the Company's achievement of pre-determined earnings, cash flow and inventory turns targets;

      o for the issuance under the Plan of a five year option to purchase 500,000 shares of common stock at an exercise price of $.95 per share vesting ratably on December 9, 2004 and December 9, 2005; o for the issuance under the Plan of a ten year option to purchase up to 100,000 shares of common stock at an exercise price of $3.10 per share on or after December 9, 2007;

      o that, as long as the Nominating Committee of the Company's Board continues to approve Mr. Rizzo as a director, he will be included on the slate of nominees that the Company will propose for election as directors throughout the term of his employment agreement;

      o that, if (a) Mr. Rizzo is not appointed as Chairman of the Board or he is removed from that position, (b) his duties as CEO are materially adversely changed or reduced, (c) his employment is terminated by the LP without cause or if, as a result of the occurrence of any of the events described in clauses (a) or (b), he resigns, he will be entitled to receive the following severance benefits:

            o If such termination occurs on or before December 31, 2006, he will be entitled to receive severance in an aggregate amount equal to 1.5 times his base salary and incentive compensation for the immediately preceding year (a minimum of $937,500 up to as much as $1,275,000),

            o If such termination occurs after December 31, 2006, he will be entitled to receive severance in an aggregate amount equal to his base salary plus a pro-rata portion of any incentive compensation that otherwise would have become due and payable to him if his employment had not been terminated prior to the end of the year (a minimum of $625,000 up to as much as $850,000) and

            o All unvested options granted to Mr. Rizzo under the Plan will immediately vest in full and will be exercisable by him for a period of one year after his employment is terminated.

      The maximum amount of incentive compensation that Mr. Rizzo may earn in any year of the initial term and any renewal year is $350,000.

Jesse de la Rama

On March 1, 2004, the LP entered into an employment agreement with Jesse de la Rama, the Company's Chief Operating Officer, that provides:

      o for an initial term that will end on February 28, 2006, and for automatic one year renewals of the agreement unless either party gives notice of its non-renewal not later than December 31, 2005 or December 31 of the then current renewal year;

      o for payment of an annual base salary of $175,000, and incentive compensation provisions that are based upon the achievement of pre-determined earnings, cash flow and inventory turns targets;

      o for the issuance under the Plan of a five year option to purchase 25,000 shares of common stock at an exercise price of $.86 per share which shall vest ratably on March 1, 2005, 2006 and 2007;

      o that, in the event that Mr. de la Rama's employment is terminated without cause, he shall receive severance payments ranging between three and 12 months salary depending on the length of his employment at the time of termination.

      The maximum amount of incentive compensation that Mr. de la Rama may earn in 2004, 2005 and any renewal year is $43,750.

Daniel J. Gladstone

      Daniel J. Gladstone, the former President of the Company's Girbaud Division, was employed by the LP pursuant to an employment agreement dated April 17, 2002, which was amended on May 15, 2003. That agreement, as amended, provided:

      o for an initial term ending on December 31, 2005, and for automatic one year renewals of the agreement unless either party gave notice of its non-renewal not later than September 30, 2005 or September 30 of the then current renewal year;

      o for payment of an annual base salary of $350,000, and incentive compensation provisions based upon the Company's achievement of pre-determined earnings, cash flow and inventory turns targets, subject to guaranteed minimum annual bonuses of $100,000 in 2003 and $125,000 thereafter;

      o that, if Mr. Gladstone's employment was terminated without cause or he was constructively discharged

            o after January 21, 2005, the LP would pay him an amount equal to one year of his base salary plus a severance payment in a lump sum equal to his incentive compensation for the last full year prior to his termination (the "Severance Payment"); or

            o prior to January 21, 2005, the LP would pay him the aggregate amount of his base salary through December 31, 2005, plus a Severance Payment within 90 days after each year remaining during the term of the agreement;

      o that, if the LP decided not to renew the agreement, it would be required to pay Mr. Gladstone an amount equal to one year of his current base salary plus a Severance Payment; and

      o if Mr. Gladstone's employment was terminated for cause, he would forfeit all rights and benefits he otherwise would have been entitled to receive under the agreement including, but not limited to, his rights to receive salary, severance and incentive compensation, and all rights under any Plan options granted to him prior to such termination.

      Mr. Gladstone did not earn any incentive compensation in 2003 other than the $100,000 guaranteed minimum bonus due under his employment agreement. In April 2005, Mr. Gladstone's employment was terminated for cause. Accordingly, no incentive compensation payment was made to him with regard to 2004.

Robert J. Conologue

      In March 2003, the LP entered into an employment agreement (with effect from February 18, 2003) with Robert J. Conologue, the Company's former Chief Operating Officer and Chief Financial Officer, that provided:

      o for an initial term that ending on December 31, 2005, and for automatic one year renewals of the agreement unless either party gave notice of its non-renewal not later than September 30, 2005 or September 30 of the then current renewal year;

      o for payment of an annual base salary of $315,000 per year, and incentive compensation provisions based upon the Company's achievement of pre-determined earnings, cash flow and inventory turns targets;

      o for the issuance under the Plan of a five year option to purchase 225,000 shares of common stock at an exercise price of $.68 per share vesting ratably on March 31, 2004, 2005 and 2006;

      o for the issuance under the Plan of a five year fully vested option to purchase 150,000 shares of common stock at an exercise price of $.48 per share;

      o that, in the event that Mr. Conologue's employment was terminated without cause at any time after December 31, 2003 or as a result of a change of control of the company, for the payment of a severance payment equal to his base salary for a period of 12 months.

      On November 29, 2004, the LP terminated Mr. Conologue's employment without cause. Pursuant to a post-termination separation agreement executed by Mr. Conologue and the LP, he will receive severance payments equal to his base salary during the 12 month period ending on November 28, 2005, he received $185,000 in payment of all incentive compensation due to him in 2004 and the unexercised portion of the 150,000 share option (35,950 shares) shall remain exercisable through November 28, 2005.

Eugene Wielespki

      In April 2002, the LP entered into an amended and restated employment agreement with Eugene Wielepski who was then the Company's Vice President and Chief Financial Officer. In March 2003, the LP and Mr. Wielepski entered into an amendment of that agreement. As so amended, the agreement provides:

      o that Mr. Wielepski shall serve as Vice President - Finance for an initial term that will end on May 15, 2006, and for automatic one year renewals of the agreement unless either party gives notice of its non-renewal not later than March 16, 2006 or March 16 of the then current renewal year;

      o     for payment of a base salary of $180,000 per year;

      o for the issuance under the Plan of a fully vested ten year option to purchase 10,000 shares of common stock at an exercise price of $1.71 per share;

      o that, if Mr. Wielepski's employment is terminated without cause after May 15, 2005, the LP must pay him an amount equal to one year of his base salary; and

      o that, if the LP decides not to renew the agreement, it must pay Mr. Wielepski an amount equal to one year of his current base salary.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

      Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers, directors and persons who beneficially own more than 10% of the Company's common stock to file initial reports of ownership and reports of changes in ownership with the SEC. Such persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms filed by such persons. Based solely on the Company's review of the forms furnished to it, the Company believes that all of those filing requirements were complied with by the Company's executive officers and directors during 2004, except that Mr. Conologue filed his initial statement of beneficial ownership on SEC Form 3 and a Statement of Changes in Beneficial Ownership on SEC Form 4 approximately 13 months, and seven days, respectively, after the dates on which such forms should have been filed, Mr. Hechler filed a Statement of Changes in Beneficial Ownership on SEC Form 4 eight days after the date on which such form should have been filed and Mr. Wielepski filed a Statement of Changes in Beneficial Ownership on SEC Form 4 16 days after the date on which such form should have been filed.

CODE OF ETHICS

      The Company has adopted a Code of Ethics applicable to its Chief Executive Officer and Chief Financial Officer. A copy of such code will be provided by the Company without charge to any person requesting same. All such requests should be sent by first class mail to I.C. Isaacs & Company, Inc., 3840 Bank Street, Baltimore, Maryland 21224, Attention of Investor Relations Department.

ITEM 11. EXECUTIVE COMPENSATION

      The following table sets forth certain information regarding the compensation paid during each of the Company's last three fiscal years to its Chief Executive Officer and to each of its executive officers other than the Chief Executive Officer whose total annual salary and bonus amounted to more than $100,000 and who (except for Mr. Conologue) were serving as executive officers at the end of 2004 (collectively, the "Named Executive Officers"). No compensation that would qualify as payouts pursuant to long-term incentive plans ("LTIP Payouts") or "All Other Compensation" was paid to any of the Named Executive Officers during the three year period ended on December 31, 2004, and the Company did not issue any SARs during that period of time.

                           SUMMARY COMPENSATION TABLE


                                                                                                          LONG TERM COMPENSATION
                                                                   ANNUAL COMPENSATION(1)                         AWARDS
                                               --------------------------------------------------------  ---------------------------
                                                                                                         RESTRICTED       SECURITIES
                                                                                         OTHER ANNUAL      STOCK          UNDERLYING
    NAME AND PRINCIPAL POSITION                YEAR         SALARY($)       BONUS($)    COMPENSATION($)   AWARDS($)       OPTIONS(#)
    ---------------------------                ----         ---------       --------    ---------------  ----------       ----------
Peter J. Rizzo, CEO ...........................2004         490,761              --           --           --             100,000
                                               2003(2)       28,846              --           --           --             500,000
                                               2002              --              --           --           --                  --
Daniel J. Gladstone, Acting CEO
  (2003), Former President--Girbaud
  Division (2002 and 2004) ....................2004         340,922         100,000      339,896(3)        --                  --
                                               2003         357,091         207,895           --           --                  --
                                               2002         345,781         221,199           --           --                  --

Robert J. Conologue, Former COO and
CFO ...........................................2004(4)      315,757          40,000      625,342(3)        --                  --
                                               2003         273,828              --           --           --             375,000
                                               2002              --              --           --           --                  --

Jesse De La Rama, Sr. VP and COO ..............2004(5)      136,694              --           --           --              25,000
Eugene C. Wielepski, Vice President ...........2004         181,393              --           --           --                  --
                                               2003         184,571              --           --           --                  --
                                               2002         196,764              --           --           --              10,000


--------------

(1) The LP also provided various perquisites and other benefits that did not exceed the lesser of $50,000 or 10% of the aggregate amounts reflected in the salary and bonus columns for each of the Named Executive Officers.

(2) Mr. Rizzo was only employed for a period of 23 days (from December 9-December 31) in 2003.

(3)   Compensation resulting from exercise of Plan Option.

(4) Mr. Conologue's employment was terminated without cause on November 29, 2004.

(5)   Mr. de la Rama started his employment on March 1, 2004.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

      The Company did not grant any SARs to any of the Named Executive Officers during the year ended December 31, 2004. The following table sets forth information regarding grants of options made by the company to the Named Executive Officers during 2004.


                                            INDIVIDUAL GRANTS                       POTENTIAL REALIZABLE
                         ------------------------------------------------------       VALUE AT ASSUMED
                         NUMBER OF       PERCENT OF                                 ANNUAL RATES OF STOCK
                         SECURITIES        TOTAL         EXERCISE                     APPRECIATION FOR
                         UNDERLYING       OPTIONS         PRICE                        OPTION TERM(1)
                          OPTIONS        GRANTED TO        PER       EXPIRATION    ---------------------
    NAME                  GRANTED        EMPLOYEES        SHARE        DATE           5%          10%
    ----                 ----------      ----------      --------    ----------       ---         ---
Peter J. Rizzo ...       100,000              80%        $   3.10     10-14-14     $196,000    $493,000
Jesse De La Rama..        25,000              20%        $   0.87     03-01-09     $ 13,750    $ 35,500

--------------


(1) In accordance with U.S. Securities and Exchange Commission rules, these columns show gains that could accrue for the Named Executive Officer's option, assuming that the market price of the Company's common stock appreciates from the date of grant over a period of 10 years at an annualized rate of 5% and 10%, respectively. If the stock price does not increase above the exercise price at the time of exercise, realized value to the Named Executive Officer from this option will be zero.

             AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND
                        FISCAL YEAR-END OPTION/SAR VALUES

      The following table sets forth information concerning the number and value of unexercised options to purchase the Company's common stock held on December 31, 2004 by the Named Executive Officers.


                                                                           NUMBER OF SECURITIES
                                                                          UNDERLYING UNEXERCISED             VALUE OF UNEXERCISED
                                         SHARES                                 OPTIONS AT                 IN-THE-MONEY OPTIONS AT
                                       ACQUIRED ON          VALUE            FISCAL YEAR-END                   FISCAL YEAR-END
                  NAME                  EXERCISE          REALIZED      EXERCISABLE/UNEXERCISABLE         EXERCISABLE/UNEXERCISABLE
                  ----                 -----------        --------      -------------------------         -------------------------
 Peter J. Rizzo........................     0                 0                250,000/350,000               $737,500/$817,500
 Daniel J. Gladstone...................  111,350          $339,896                   372,650/0                   $921,326/$0
 Robert J. Conologue...................  182,000          $625,342                    43,000/0                   $147,060/$0
 Jesse De La Rama......................     0                 0                       0/25,000                    $0/$75,750
 Eugene Wielepski......................     0                 0                       44,500/0                   $117,494/$0


                          DEFINED BENEFIT PENSION PLAN

      The Company maintains a defined benefit pension plan (the "Pension Plan") for its employees, and the employees of its subsidiaries. The normal retirement benefit, payable at age 65, is 20.0% of base compensation up to $10,000 plus 39.5% of base compensation over $10,000 and up to a maximum of $75,000, prorated for service less than 30 years. A reduced benefit is also payable on early retirement, after attainment of age 55 and completion of 15 years of service. The Pension Plan also provides disability retirement and death benefits. The Company pays the full cost of the benefits under the Pension Plan through its contributions to a trust. The Company's cash contributions to the Pension Plan during the year ended December 31, 2004 aggregated approximately $175,000.

      The Pension Plan Table below provides the estimated annual benefits payable under the Pension Plan upon retirement in specified compensation and years of service classifications:


                                                                             YEARS OF SERVICE
                                                 -------------------------------------------------------------------------
                       REMUNERATION                   15             20             25              30             35
                       ------------                   --             --             --              --             --
   $100,000......................................$   13,838     $   18,451    $    23,063     $    27,676     $    27,676
    125,000......................................    13,838         18,451         23,063          27,676          27,676
    150,000......................................    13,838         18,451         23,063          27,676          27,676
    175,000......................................    13,838         18,451         23,063          27,676          27,676
    200,000......................................    13,838         18,451         23,063          27,676          27,676
    225,000......................................    13,838         18,451         23,063          27,676          27,676
    250,000......................................    13,838         18,451         23,063          27,676          27,676
    300,000......................................    13,838         18,451         23,063          27,676          27,676
    400,000......................................    13,838         18,451         23,063          27,676          27,676
    450,000......................................    13,838         18,451         23,063          27,676          27,676
    500,000......................................    13,838         18,451         23,063          27,676          27,676


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

      The estimated credited years of service for each of the Named Executive Officers as of January 1, 2004 were as follows:

                                                      ESTIMATED CREDITED
                       NAME                           YEARS OF SERVICE
                       ----                           ----------------

      Peter J. Rizzo.....................................     1
      Daniel J. Gladstone................................     6
      Robert J. Conologue................................     1
      Jesse De La Rama...................................     0
      Eugene Wielepski...................................    31


       SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS


                                                             NUMBER OF SECURITIES    WEIGHTED AVERAGE
                                                              TO BE ISSUED UPON      EXERCISE PRICE OF
                                                                 EXERCISE OF            OUTSTANDING           NUMBER OF SECURITIES
                                                             OUTSTANDING OPTIONS,    OPTIONS, WARRANTS        REMAINING AVAILABLE
                              PLAN CATEGORY                  WARRANTS AND RIGHTS        AND RIGHTS            FOR FUTURE ISSUANCE
                              -------------                  -------------------        ----------            -------------------
 Equity compensation plans approved by security
   holders ..................................................       1,522,817            $    1.09                   192,750
 Equity compensation plans not approved by security
   holders ..................................................               0                  N/A                       N/A
 Totals .....................................................       1,522,817            $    1.09                   192,750



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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      Set forth below is information concerning the common stock ownership as of April 28, 2005 by (i) each person who the Company knows owns beneficially 5% or more of its outstanding common stock, (ii) the Company's Chief Executive Officer and each of its other "Named Executive Officers," (iii) each director, and (iv) all of the Company's directors and officers as a group:


Name and Address of Beneficial Owner (1)                           Shares Beneficially Owned
------------------------------------                           ----------------------------------
                                                               Number                 Percent (2)
                                                               ------                 -------
Wurzburg, S.A. (3)..........................................  4,549,167(4)             38.9%
Peter J. Rizzo..............................................    228,500(5)              1.9
Robert J. Conologue (6).....................................     35,950(7)              *
Daniel J. Gladstone (8).....................................         --                 *
Eugene Wielepski............................................     44,500(9)              *
Olivier Bachellerie (10)....................................     30,000(11)             *
Rene Faltz (12).............................................     30,000(11)             *
Neal J. Fox.................................................     52,000(13)             *
Jon Hechler.................................................    211,091(14)             1.8
Roland Loubet (15)..........................................    380,000(16)             3.2
Robert Stephen Stec (17)....................................     30,000(11)             *
All Officers, Directors and Nominees for Director
as a Group (of 10)                                            1,042,041(18)             8.4

----------------
*     Less than one percent

(1) All shares are owned beneficially and of record unless indicated otherwise. Unless otherwise noted, the address of each stockholder is c/o the company, 3840 Bank Street, Baltimore, Maryland 21224.

(2) Based upon 11,707,573 shares outstanding on the date of this report, plus, where applicable, any shares issuable pursuant to options or warrants exercisable within 60 days of such date.

(3)   The address of this stockholder is 41, Avenue de la Gare, L-1611
      Luxembourg.

(4) Includes 3,966,667 shares owned beneficially and of record by this stockholder's wholly owned subsidiary, Textile Investment International, S.A. ("Textile").

(5) Includes 228,500 shares that Mr. Rizzo may acquire pursuant to an option exercisable by him within 60 days of the date of this report.

(6)   The address of this stockholder is 216 LeRoy Avenue, Darien, CT.

(7) Includes 35,950 shares that Mr. Conologue may acquire pursuant to an option exercisable by him within 60 days of the date of this report.

(8)   The address of this stockholder is 11 Annandale Drive, Chappaqua, NY.

(9) Includes 44,500 shares that Mr. Wielepski may acquire pursuant to options exercisable by him within 60 days of the date of this report.

(10)  Mr. Bachellerie's address is 15 Rue Louis Blanc, 75010 Paris, France.

(11) Includes 30,000 shares that this person may acquire pursuant to an option exercisable by him within 60 days of the date of this report.

(12) Mr. Faltz's address is 41 Avenue de la Gare, Luxembourg, L-1611, Grand Duchy of Luxembourg.

(13) Includes 52,000 shares that Mr. Fox may acquire pursuant to options exercisable by him within 60 days of the date of this report.

(14) Includes 37,000 shares that Mr. Hechler may acquire pursuant to options exercisable by him within 60 days of the date of this report.

(15)  Mr. Loubet's address is Avenue du Leman 20, 1025 St-Sulpice,
      Ch-Switzerland.

(16) Includes 30,000 shares that Mr. Loubet may acquire pursuant to an option exercisable by him within 60 days of the date of this report. Also includes 250,000 shares issuable pursuant to two warrants aggregating 500,000 shares that are exercisable within 60 days of the date of this report. Mr. Loubet is deemed to hold an indirect 50% beneficial ownership interest in those warrants.

(17) Mr. Stec's address is c/o Lexington Home Brands, 411 South Salisbury Street, Lexington, NC.

(18) Includes 767,950 shares that may be acquired by Messrs. Rizzo, Conologue, Wielepski, Bachellerie, Falz, Fox, Hechler, Loubet and Stec pursuant to options and/or warrants exercisable by them within 60 days of the date of this report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      In November 1997, the Company entered into an exclusive license agreement (the "Girbaud Men's Agreement") with Girbaud Design, Inc. and its affiliate, Wurzburg Holding S.A. ("Wurzburg"), both of which are companies wholly owned, directly or indirectly, by Francois Girbaud and Marithe Bachellerie. The Girbaud Men's Agreement granted to us the right to manufacture and market men's jeanswear, casualwear and outwear under the Girbaud brand and certain related trademarks (the "Girbaud Marks") in all channels of distribution in the United States, including Puerto Rico and the U.S. Virgin Islands. In January and March 1998, the Girbaud Men's Agreement was amended and restated to name Latitude Licensing Corp. ("Latitude") another member of the Girbaud Group(1) of companies, as the licensor and to include active influenced sportswear as a licensed product category. Also in March 1998, the Company entered into an exclusive license agreement (the "Girbaud Women's Agreement" and together with the Girbaud Men's Agreement, the "Girbaud Agreements") with Latitude to manufacture and market women's jeanswear, casualwear and outerwear, including active influenced sportswear, under the Girbaud Marks in all channels of distribution in the United States including Puerto Rico and the U.S. Virgin Islands. The Girbaud Agreements, as amended, include the right to manufacture the licensed products in a number of foreign countries through 2007.

      Under the Girbaud Men's Agreement, the Company is required to make payments to Latitude in an amount equal to 6.25% of our net sales of regular license merchandise and 3.0% in the case of certain irregular and closeout licensed merchandise. Except as noted below, the Company is subject to guaranteed minimum annual royalty payments of $3.0 million each year from 2002 through 2007. The Company is required to spend the greater of an amount equal to 3% of Girbaud men's net sales or $500,000 in advertising and related expenses promoting the men's Girbaud brand products in each year through the term of the Girbaud men's agreement. During 2004, the Company made royalty payments under the Girbaud Men's Agreement aggregating approximately $3,028,100.

----------
(1) Mr. Girbaud, Ms. Bachellerie, together with Wurzburg, Latitude and the various companies that they directly and indirectly control, are collectively referred to as the "Girbaud Group."

      Under the Girbaud Women's Agreement the Company is required to make payments to Latitude in an amount equal to 6.25% of our net sales of regular licensed merchandise and 3.0% in the case of certain irregular and closeout licensed merchandise. Except as noted below, the Company is subject to guaranteed minimum annual royalty payments of $1.5 million each year from 2002 through 2007. The Company is required to spend the greater of an amount equal to 3% of Girbaud women's net sales of $400,000 in advertising and related expenses promoting the women's Girbaud brand products in each year through the term of the Girbaud Women's Agreement. In addition, over the term of the Girbaud Women's Agreement the Company is required to contribute $190,000 per year to Latitude's advertising and promotional expenditures for the Girbaud brand. During 2004, the Company made royalty payments to under the Girbaud Women's Agreement aggregating $1,125,000.

      The Company is obligated to pay a minimum of $7.4 million during 2005 in the form of minimum and deferred royalty payments, fashion show and advertising and promotional expenses pursuant to the Girbaud Agreements. In 2005, the Company expects that substantially all of its net sales will come from apparel associated with the Girbaud licenses.

      In connection with the refinancing of the Company's credit facility in December 2004, Latitude and the Company agreed to defer approximately $2.3 million of the 2004 minimum and additional royalty payments to 2005. The Company expects to pay these amounts in the first half of 2005 and pay all 2005 royalty payments as they become due. In 2004, the Company made royalty payments of approximately $4.2 million.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

      The following table shows the fees that the Company paid or accrued for the audit and other services provided by BDO Seidman, LLP in 2004 and 2003.

                                                   Years Ended
                                                   December 31,
                                             --------------------------
                                                2004            2003
                                             ----------      ----------
             Audit Fees(1) ...............   $  249,000      $  255,605
             Audit-related fees ..........       51,566(2)       24,170(3)
             Tax Fees ....................       15,500          15,355
                                             ----------      ----------
                  Total ..................   $  316,066      $  295,130
                                             ==========      ==========

(1) Includes audit of the Company's consolidated financial statements and quarterly review of its financial statements and filings on SEC forms 10-Q.

(2) Includes consultation regarding accounting and reporting matters, an audit of the Company's employee benefit plan, the Company's preparation of registration statements on SEC forms S-3 and S-8 and out of pocket expenses.

(3) Includes consultation regarding accounting and reporting matters, and an audit of the Company's employee benefit plan.

      All audit and audit related services were pre-approved by the Audit Committee, which concluded that the performance of such services by BDO Seidman, LLP was compatible with the maintenance of that firm's independence in the conduct of its auditing functions.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) 3. Exhibits (numbered in accordance with Item 601 of Regulation S-K). The following is a list of Exhibits filed herewith:

14    Code of Ethics For senior financial executives

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


                                      I.C. ISAACS & COMPANY, INC.
                                      (REGISTRANT)



Date: April 29, 2005                  By: /s/ Eugene Wielepski
                                          -------------------------------------
                                          Eugene Wielepski
                                          Vice President - Finance and
                                          Chief (Principle) Financial Officer