Form 10-Q
period 2005-03-31
IC ISAACS & CO INC
filed 2005-05-16
CIK 1041179

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             -----------------------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2005
                                       or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                   For the transition period from _________to________


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

         As of May 13, 2005, 11,707,573 shares of common stock, par value $.0001 per share, ("Common Stock") of the Registrant were outstanding.

===============================================================================

                          I. C. ISAACS & COMPANY, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS


                                       PART I - FINANCIAL INFORMATION                          Page(s)

  ITEM 1.      FINANCIAL STATEMENTS                                                             3 - 13
                        Consolidated Balance Sheets                                                  3
                        Consolidated Statements of Operations                                        4
                        Consolidated Statements of Cash Flows                                        5
                        Summary of Accounting Policies                                               6
                        Notes to Consolidated Financial Statements                                   9

  ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
               OPERATIONS                                                                      14 - 19
                        Important information Regarding Forward-Looking Statements                  14
                        Significant Accounting Policies and Estimates                               14
                        Results of Operations                                                       15
                        Liquidity and Capital Resources                                             16
                        Backlog and Seasonality                                                     19
                        Limited Dependence on One Customer                                          19

  ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                           20

  ITEM 4.      CONTROLS AND PROCEDURES                                                              20

                                        PART II - OTHER INFORMATION

  ITEM 6.      EXHIBITS                                                                             21

               SIGNATURES                                                                           22



                          PART I--FINANCIAL INFORMATION
                           I.C. Isaacs & Company, Inc.
                     Consolidated Balance Sheets (Unaudited)

Item 1. Financial Statements.
                                                                          March 31,     December 31,
                                                                        ------------    ------------
                                                                            2005            2004
Assets
Current
   Cash, including temporary investments of $256,000 and $70,000 ....   $  1,301,954    $  1,045,905
   Accounts receivable, less allowance for doubtful accounts of
      $365,000 and $316,000 .........................................     12,981,306      10,015,723
   Inventories (Note 1) .............................................      5,696,140       8,317,437
   Deferred tax asset (Note 4) ......................................      1,193,000       1,193,000
   Prepaid expenses and other .......................................        380,155         509,503
                                                                        ------------    ------------
      Total current assets ..........................................     21,552,555      21,081,568
Property, plant and equipment, at cost, less accumulated depreciation
   and amortization .................................................      2,668,683       2,088,233
Other assets ........................................................      4,525,119       4,663,109
                                                                        ------------    ------------
                                                                        $ 28,746,357    $ 27,832,910
                                                                        ============    ============
Liabilities And Stockholders' Equity
Current
   Revolving line of credit (Note 2) ................................   $       --           223,283
   Current maturities of long-term debt (Note 2) ....................      3,722,346       3,366,180
   Accounts payable .................................................      1,462,929       3,097,963
   Accrued expenses and other current liabilities (Note 3) ..........      5,969,019       5,799,574
                                                                        ------------    ------------
      Total current liabilities .....................................     11,154,294      12,487,000
                                                                        ------------    ------------
Long-term debt (Note 2) .............................................      2,835,562       3,191,728
                                                                        ------------    ------------
Commitments and Contingencies (Note 7)
Stockholders' Equity (Note 6)
   Preferred stock; $.0001 par value; 5,000,000 shares authorized,
      none outstanding ..............................................           --              --
   Common stock; $.0001 par value; 50,000,000 shares authorized,
      12,862,799 and 12,790,799 shares issued; 11,686,090 and
      11,614,090 shares outstanding .................................          1,286           1,279
   Additional paid-in capital .......................................     44,199,692      44,100,636
   Accumulated deficit ..............................................    (27,121,606)    (29,624,862)
   Treasury stock, at cost (1,176,709 shares) .......................     (2,322,871)     (2,322,871)
                                                                        ------------    ------------
      Total stockholders' equity ....................................     14,756,501      12,154,182
                                                                        ------------    ------------
                                                                        $ 28,746,357    $ 27,832,910
                                                                        ============    ============

          See accompanying notes to consolidated financial statements.

                           I.C. Isaacs & Company, Inc.
                Consolidated Statements of Operations (Unaudited)


                                                                Three Months Ended
                                                       -------------------------------------
                                                                     March 31,
                                                           2005                      2004
                                                       ------------             ------------
Net sales .................................            $ 23,701,942             $ 20,764,668
Cost of sales .............................              13,750,928               13,518,379
                                                       ------------             ------------
Gross profit ..............................               9,951,014                7,246,289
                                                       ------------             ------------
Operating Expenses
   Selling ................................               2,999,180                2,630,282
   License fees ...........................               1,488,000                1,353,038
   Distribution and shipping ..............                 550,538                  502,648
   General and administrative .............               2,249,069                1,697,724
                                                       ------------             ------------
Total operating expenses ..................               7,286,787                6,183,692
                                                       ------------             ------------
Operating income ..........................               2,664,227                1,062,597
                                                       ------------             ------------
Other income (expense)
   Interest, net of interest income .......                (110,201)                (198,767)
   Other, net .............................                     230                      751
                                                       ------------             ------------
Total other expense .......................                (109,971)                (198,016)
                                                       ------------             ------------
Income before income taxes ................               2,554,256                  864,581
Income tax expense (Note 4) ...............                  51,000                     --
                                                       ------------             ------------
Net income ................................            $  2,503,256             $    864,581
                                                       ------------             ------------
Basic earnings per share ..................            $       0.21             $       0.08
Basic weighted average shares outstanding .              11,650,802               11,134,657
Diluted earnings per share ................            $       0.18             $       0.07
Diluted weighted average shares outstanding              13,651,907               12,279,657


          See accompanying notes to consolidated financial statements.

                           I.C. Isaacs & Company, Inc.
                Consolidated Statements of Cash Flows (Unaudited)


                                                                                                  Three Months Ended
                                                                                             -----------------------------
                                                                                                       March 31,
                                                                                             -----------------------------
                                                                                                  2005              2004
                                                                                             -----------       -----------
Operating Activities
    Net income..................................................................             $ 2,503,256       $   864,581
Adjustments to reconcile net income to cash provided by (used in) operating activities
   Provision for doubtful accounts ..............................................                126,470           152,132
   Write off of accounts receivable .............................................                (77,470)          (77,132)
   Provision for sales returns and discounts ....................................                802,485           821,670
   Sales returns and discounts ..................................................               (883,485)         (638,680)
   Depreciation and amortization ................................................                132,615           142,250
(Increase) decrease in assets
   Accounts receivable ..........................................................             (2,933,583)       (3,802,814)
   Inventories ..................................................................              2,621,297        (1,417,386)
   Prepaid expenses and other ...................................................                129,348          (140,509)
   Other assets .................................................................                131,375            99,000
Increase (decrease) in liabilities
   Accounts payable .............................................................             (1,635,034)          577,831
   Accrued expenses and other current liabilities ...............................                169,445         1,290,805
                                                                                             -----------       -----------
Cash provided by (used in) operating activities .................................              1,086,719        (2,128,252)
                                                                                             -----------       -----------
Investing Activities
   Capital expenditures .........................................................               (706,450)          (29,630)
                                                                                             -----------       -----------
Cash used in investing activities ...............................................               (706,450)          (29,630)
                                                                                             -----------       -----------
Financing Activities
   Overdrafts ...................................................................                   --             319,282
   Net (payments) borrowings on revolving line of credit ........................               (223,283)        1,954,446
   Issuance of common stock .....................................................                 99,063              --
                                                                                             -----------       -----------
Cash (used in) provided by financing activities .................................               (124,220)        2,273,728
                                                                                             -----------       -----------
Increase in cash and cash equivalents ...........................................                256,049           115,846

Cash and Cash Equivalents, at beginning of period ...............................              1,045,905           782,519
                                                                                             -----------       -----------
Cash and Cash Equivalents, at end of period .....................................            $ 1,301,954       $   898,365
                                                                                             -----------       -----------



          See accompanying notes to consolidated financial statements.

                           I.C. Isaacs & Company, Inc.
                         Summary of Accounting Policies

Basis of Presentation

         The consolidated financial statements include the accounts of I. C. Isaacs & Company, Inc. ("ICI"), I.C. Isaacs & Company L.P. (the "Partnership"), Isaacs Design, Inc. ("Design") and I. C. Isaacs Far East Ltd. (collectively, the "Company"). I.C. Isaacs Far East Ltd. did not have any significant revenue or expenses in 2004 or thus far in 2005. All intercompany balances and transactions have been eliminated.

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

Interim Financial Information

         In the opinion of management, the interim financial information as of March 31, 2005 and for the three months ended March 31, 2005 and 2004 contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods. Results for interim periods are not necessarily indicative of results to be expected for an entire year.

         The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United Sates of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United Sates of America have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the consolidated financial statements, and the notes thereto, included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

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

Revenue Recognition

       Net revenue is recognized upon the transfer of title and risk of ownership to customers, which is generally upon shipment as terms are FOB shipping point. Revenue is recorded net of discounts, as well as provisions for estimated returns and allowances. The Company estimates the provision for returns by reviewing trends and returns on a historical basis. On a seasonal basis, the Company negotiates price adjustments with its retail customers as sales incentives. The Company estimates the cost of such adjustments on an ongoing basis considering historical trends, projected seasonal results and an evaluation of current economic conditions. For the three months ended March 31, 2005, these costs were recorded as a reduction to net revenue and the March 31, 2004 amounts have been reclassified to reflect this change. These price adjustments, which were previously classified as selling expenses in prior years, were $1,000,000 and $952,442 for the three months ended March 31, 2005 and 2004 respectively. This change has no effect on net income or loss in any period presented.

Use of Estimates

         The preparation of financial statements in accordance with accounting principles generally accepted in the United Sates of America requires management to make certain estimates and assumptions, particularly regarding valuation of accounts receivable and inventory, recognition of liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

Concentration of Credit Risk

         Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of trade accounts receivable. The Company's customer base is not concentrated in any specific geographic region, but is concentrated in the retail industry. As of March 31, 2005, the Company had two customers who accounted for 18.5% and 14.3% of trade accounts receivable. As of March 31, 2004, the Company had one customer who accounted for 10.3% of trade accounts receivable. For the three months ended March 31, 2005 and 2004 sales to no one customer accounted for more than 10.0% of net sales. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

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

Income Taxes

         The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS 109"). Under SFAS 109, deferred taxes are determined using the liability method, which requires the recognition of deferred tax assets and liabilities based on differences between financial statement and income tax bases using presently enacted tax rates. The Company has estimated its annual effective tax rate at 2% based on its estimate of the utilization of existing net operating loss carryforwards to offset any pre-tax income it may generate.

Earnings Per Share

         Earnings per share is based on the weighted average number of shares of common stock and dilutive common stock equivalents outstanding. Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity. See Note 5 for the reconciliation of the basic and diluted earnings per share for the three months ended March 31, 2005 and 2004.

Recent Accounting Pronouncements

         In March 2004, the Financial Accounting Standards Board ("FASB") issued a proposed statement, "Share-Based Payment", which addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for equity instruments of the enterprise or liabilities that are based on the grant-date fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. The proposed statement would eliminate the ability to account for share-based compensation transactions using Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and generally would require instead that such transactions be accounted for using a fair-value-based method. In December 2004, the FASB issued Statement No. 123(R), Share-Based Payment, which is a revision of Statement 123. Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their grant-date fair values. Pro forma disclosure is no longer an alternative.

         As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using APB 25's intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123(R)'s fair value method may have a significant impact on the Company's result of operations as the Company will be required to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. The impact of adoption of SFAS 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. In April 2005, the Securities and Exchange Commission delayed the effective date of SFAS 123(R), which is now effective for public companies for annual, rather than interim, periods that begin after June 15, 2005. The Company is currently evaluating the impact on its financial statements upon the adoption of SFAS 123(R).

                           I.C.  Isaacs & Company,  Inc.  Notes to  Consolidated
             Financial Statements (Unaudited)

1. Inventories

                                                                      March 31,      December 31,
                                                                    ------------     ------------
Inventories consist of the following:                                   2005              2004
                                                                    ------------     ------------
Work-in-process...............................................      $  1,129,723     $  3,688,980
Finished Goods................................................         4,566,417        4,628,457
                                                                    ------------     ------------
                                                                    $  5,696,140     $  8,317,437
                                                                    ============     ============

2. Long-Term Debt

          On December 30, 2004, the Company entered into a three year credit facility (the "Credit Facility") with Wachovia Bank, National Association ("Wachovia"). The Credit Facility provides that the Company may borrow, using as collateral, up to 85% of eligible accounts receivable and a portion of eligible inventory, both as defined by the Credit Facility. Borrowings under the Credit Facility may not exceed $25.0 million including outstanding letters of credit which are limited to $8.0 million at any one time. There were approximately $3.7 million of outstanding letters of credit at March 31, 2005. The Credit Facility accords to the Company the right, at its election, to borrow these amounts as either Prime Rate Loans or LIBOR Loans. Prime Rate Loans bear interest at the prime rate plus the applicable margin in effect from time to time. LIBOR Loans are limited to three in total, must be a minimum of $1,000,000 each and in integral multiples of $500,000 in excess of that amount, and bear interest at the LIBOR rate plus the applicable margin in effect from time to time. The applicable margins, as defined by the Credit Facility, fluctuate from 0.00% to 0.75% for the Prime Loans and 2.00% to 2.75% for LIBOR Loans. The applicable margins are inversely affected by fluctuations in the amount of "excess availability" - the unused portion of the amount available under the facility - which are in staggered increments from less then $2.5 million to $7.5 million. The Prime Rate and the LIBOR Rate were 5.50% and 3.84% respectively at March 31, 2005. The Credit Facility also requires the Company to comply with certain covenants expressed as fixed charge coverage ratios and tangible liability to net worth ratios. As collateral security for the Company's obligations under the Credit Facility, ICI unconditionally guaranteed the payment and performance of all obligations arising thereunder, and the Partnership granted a first priority security interest in all of its assets to Wachovia. In 2004, the Company paid $79,379 as a facility fee to Wachovia in connection with the consummation of the Credit Facility. That fee is deferred and will be amortized over the life of the Credit Facility.

           On May 6, 2002, Textile Investment International S.A. ("Textile"), an affiliate of Latitude Licensing Corp. ("Latitude"), the licensor of the Company, acquired a note that the Company had issued to a former licensor. On May 21, 2002, Textile exchanged that note for an amended and restated note (the "Replacement Note"), which subordinated Textile's rights under the note to the rights of Congress under the Credit Agreement, deferred the original note's principal payments and extended the maturity date of the note until 2007. In connection with the execution of the Credit Facility, the Replacement Note was further amended and restated to subordinate Textile's rights to the rights of Wachovia under the Credit Facility (the "Amended and Restated Replacement Note" and together with the Replacement Note, the "Textile Notes"). Pursuant to the subordination provisions of the Textile Notes, the Company was obligated to defer the payments that otherwise would have been due thereunder during each calendar quarter of December 31, 2002 through March 31, 2005. Also, pursuant to the provisions of the Textile Notes, the non-payment and deferral of those payments did not constitute a default thereunder. The obligations under the Textile Notes have been classified as current or long-term based upon the respective original due dates of the quarterly payments specified in the Replacement Note or the Amended and Restated Replacement Note, as the case may be. Accordingly, each deferred quarterly payment has been classified as current even though the payment thereof may not be due until a future year.

3. Accrued Expenses

                                                                        March 31,        December 31,
                                                                          2005               2004
                                                                     ----------------  ----------------
   Accrued expenses consist of the following:
         Royalties & other licensor obligations, Note 7                  $ 1,894,774       $ 2,489,274
         Management & selling bonuses                                      1,391,492         1,087,442
         Accrued interest                                                  1,226,923         1,136,023
         Severance accrual                                                   396,325           290,570
         Accrued professional fees                                           184,963            51,650
         Income taxes payable                                                158,000           148,000
         Sales commissions payable                                           146,899            51,629
         Accrued rent expense                                                125,239           111,000
         Customer credit balances                                            115,049            82,832
         Accrued compensation                                                101,085           120,871
         Payroll tax withholdings                                             68,720            71,934
         Property taxes                                                       19,895            19,895
         Other                                                               139,655           138,454
                                                                     ----------------  ----------------
                                                                         $ 5,969,019       $ 5,799,574
                                                                     ================  ================


4. Income Taxes

         The Company has recorded a liability for alternative minimum tax related to the usage of net operating loss carryforwards in the current year. Any other income tax liability will be offset with the $41.2 million in net operating loss carryforwards. These net operating loss carryforwards begin to expire in 2014 for income tax reporting purposes and no income tax benefit has been recorded due to the uncertainty over the level of future taxable income.

5. Earnings Per Share

         The following table presents a reconciliation of the basic and diluted earnings per share with regard to the weighted average shares outstanding for the three months ended March 31, 2005 and 2004.

                                                                                             Per Share
Three Months Ended March 31, 2005:                       Net Income          Shares           Amount
                                                       ----------------    ------------- -----------------
Basic earnings per share.............................       $ 2,503,256       11,650,802             $0.21
Effect of dilutive options and warrants..............                          2,001,105
Diluted earnings per share...........................       $ 2,503,256        13,651,907            $0.18


                                                                                             Per Share
Three Months Ended March 31, 2004:                       Net Income          Shares           Amount
                                                       ----------------    ------------- -----------------
Basic earnings per share.............................         $ 864,581       11,134,657             $0.08
Effect of dilutive options and warrants..............                          1,145,000
Diluted earnings per share...........................         $ 864,581       12,279,657             $0.07

6. Stock Options

         Under the Company's Amended and Restated Omnibus Stock Plan (the "Plan"), the Company may grant qualified and nonqualified stock options, stock appreciation rights, restricted stock or performance awards, payable in cash or shares of common stock, to selected employees. The Company reserved 2,200,000 shares of common stock for issuance under the Plan. No options to purchase shares of common stock were granted in the first three months of 2005. Options to purchase 25,000 shares of common stock were granted in the first three months of 2004. There were outstanding options to purchase 1,465,817 and 2,070,250 shares of common stock at March 31, 2005 and 2004, respectively. During the first three months of 2005, options to purchase 72,000 shares of common stock were exercised, and the Company was paid $99,063 in connection therewith. No options to purchase shares of common were exercised in the first three months of 2004. There were outstanding warrants to purchase 500,000 shares of common stock at March 31, 2005 and 2004.

         The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS 123"), but applies the intrinsic value method set forth in Accounting Principles Board Opinion No. 25. For stock options granted to employees in 2004, the Company estimated the fair value of each option granted using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rate of 3.04% expected volatility of 75%, expected option life of 5 years and no dividend payments for 2004. Using these assumptions, the fair value was $0.55 per stock option granted on March 1, 2004. If the Company had elected to recognize compensation expense based on the fair value at the grant dates, consistent with the method prescribed by SFAS No. 123, net income per share would have been changed to the pro forma amounts indicated below:

                                                                          Three Months Ended March 31,
                                                                        --------------------------------
                                                                             2005             2004
                                                                        ---------------- ---------------
Net income, as reported                                                 $    2,503,256       $  864,581

          Less: Total stock based employee compensation expense
          determined under the fair value method for all awards                (50,473)         (79,359)
                                                                        ---------------- ---------------
 Pro forma net income attributable to common stockholders               $    2,452,783       $  785,222
                                                                        ================ ===============
          Basic net income per common share
                  As reported                                                   $ 0.21       $     0.08
                  Pro forma                                                     $ 0.21       $     0.07

          Diluted net income per common share
                  As reported                                                   $ 0.18       $     0.07
                  Pro forma                                                     $ 0.18       $     0.06


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

         Total license fees on Girbaud product line sales amounted to $1,488,000 and $1,353,038 for the three months ended March 31, 2005 and 2004, respectively. In connection with the refinancing of the Company's credit facility in December 2004, Latitude and the Company agreed to defer approximately $2.3 million of 2004 minimum and additional royalty payments to 2005. The Company has paid $1.2 million of the 2004 deferred amounts as of March 31, 2005 and expects to pay the remaining amounts by the end of the first half of 2005. The Company has paid and expects to continue to pay all 2005 royalty payments as they become due.

         The Company has the following contractual obligations as of March 31, 2005:


Schedule of contractual obligations:                            Payments Due By Period
                                             ---------------------------------------------------------------
                                Total           Current         1-3 years        4-5 years     After 5 years
                            --------------   --------------  ---------------  --------------  --------------
Employment agreements       $    2,481,500      $ 1,227,875      $ 1,253,625    $         --        $     --
Girbaud license
obligations *                   13,861,026        5,986,026        7,875,000              --              --
Girbaud fashion shows              900,000          375,000          525,000              --              --
Girbaud creative &
advertising fees                   570,000          235,000          335,000              --              --
                            --------------
                                             --------------  ---------------  --------------  --------------
Total contractual
obligations                 $   17,812,526      $ 7,823,901      $ 9,988,625    $         --        $     --
                            ==============   ==============  ===============  ==============  ==============

(*) Adjusted to account for the deferrals of the royalty obligations mentioned above.

         In July 2004, the Company signed a 10 year lease to relocate its New York corporate offices and showroom. The relocation occurred in January of 2005 and the annual rental payments will be approximately $388,000, $398,000, $408,000, $418,000 and $429,000 in years 2005 through 2009 and $2,505,000 for the 5 years thereafter combined. The Company expenses these rent payments on a straight line basis in accordance with the provisions of SFAS No. 13 "Accounting for Leases" starting October 2004, the month the Company obtained access to the facility. Also, in connection with this lease, the Company provided to the lessor a $250,000 letter of credit and has provided a deposit for this amount to the bank as security for this letter of credit. As the use of these funds is restricted, this deposit is classified as a non current asset.

8. Retirement Plan

         The Company contributed $175,000 into the defined benefit pension plan during the three months ended March 31, 2004. The Company did not make any contributions into the plan during the first three months of 2005 but expects to make contributions of approximately $315,000 during 2005. The Company has recognized pension expense of $132,000 and $99,000 for the three months ended March 31, 2005 and 2004, respectively.


Components of net periodic pension cost                        Three Months Ended
                                                      ------------------------------------
                                                            2005                 2004
                                                      ---------------       --------------
Service cost of current period                        $        16,000       $       13,000
Interest on the above service cost                              1,000                1,000
                                                      ---------------       --------------
                                                               17,000              14,000
Interest on the projected benefit obligation                  143,000             115,000
Expected return on plan assets                               (132,000)           (123,000)
Amortization of prior service cost                             11,000              10,000
Amortization of loss                                           93,000              83,000
                                                      ---------------       -------------
Pension cost                                          $       132,000       $      99,000
                                                      ===============       =============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         In this report, the term "ICI" means I. C. Isaacs & Company, Inc., individually, the terms "Partnership," "Design" and "Far East" mean ICI's wholly owned subsidiaries, I.C. Isaacs & Company L.P., Isaacs Design, Inc. and I.C. Isaacs (Far East) Limited, respectively, and the term "Company" means ICI, the Partnership, Design and Far East, collectively.

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


Significant Accounting Policies and Estimates

         The Company's significant accounting policies are more fully described in its Summary of Accounting Policies appearing at pages 6 through 8 of this report.. The preparation of financial statements in conformity with accounting principles generally accepted within the United States requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying financial statements and related notes. In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. The Company does not believe there is a great likelihood that materially different amounts would be reported related to the accounting policies described below; however, application of these accounting policies involves the exercise of judgment and the use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.

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



                                                           Three Months
                                                              Ended
                                                            March 31,
                                                       -------------------
                                                        2005         2004
                                                       ------      -------
Net sales..............................................100.0%       100.0%
Cost of sales.......................................... 58.2         64.9
                                                       ------      -------
Gross profit........................................... 41.8         35.1
Selling expenses....................................... 12.7         12.5
License fees...........................................  6.3          6.7
Distribution and shipping expenses.....................  2.5          2.4
General and administrative expenses....................  9.3          8.2
Operating income....................................... 11.0%         5.3%
                                                       ------      -------

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

Net Sales

         Net sales increased 13.9% to $23.7 million in the three months ended March 31, 2005 from $20.8 million in the three months ended March 31, 2004. The Company shipped 1.1 million units of its products in the first quarter of 2005 compared to 1.0 million units during the same period of 2004. Net sales of the Girbaud men's product line increased $1.8 million, or 10.2% to $19.4 million while the Girbaud women's product line increased $1.1 million, or 34.4% to $4.3 million. The growth in net sales for the men's and women's divisions resulted primarily from increased sales to department stores and specialty stores.

Gross Profit

         Gross profit increased 38.9% to $10.0 million in the first quarter of 2005 from $7.2 million in the same quarter of 2004. Gross margins increased to 41.8% in the first quarter of 2005 from 35.1% in the first quarter of 2004. The Company continued to experience higher gross profit and gross margins due to better product performance and improved deliveries to retailers.

Operating Expenses

         Operating expenses increased 17.7% to $7.3 million in the three months ended March 31, 2005 from $6.2 million in the three months ended March 31, 2004. The increase in operating expenses resulted primarily from higher selling and administrative expenses. Selling expenses increased primarily as a result of higher commission expenses associated with higher net sales and design personnel expenses associated with the Company's management restructuring. This management restructuring, which started in the latter part of 2003, also directly affected the administrative expenses. Advertising and promotional related expenses remained unchanged at $0.5 million in the first quarters of 2005 and 2004. The Company is required to spend the greater of an amount equal to 3% of Girbaud net sales or $0.9 million in advertising and related expenses promoting the Girbaud brand products in each year of the terms of the Girbaud agreements. License fees increased $0.1 million to $1.5 million in the three months ended March 31, 2005 from $1.4 million in the three months ended March 31, 2004. As a percentage of net sales, license fees decreased to 6.3% in the first quarter of 2005 from 6.7% during the same period of 2004. The increase in license fees is primarily due to the increase in net sales levels causing royalty payments in excess of the 2005 minimum guaranteed royalty payments. Distribution and shipping increased slightly to $0.6 million in the three months ended March 31, 2005 compared to $0.5 million in the same period of 2004. General and administrative expenses increased 29.4% to $2.2 million in the three months ended March 31, 2005 from $1.7 million in the three months ended March 31, 2004. The increase is attributable to increases in personnel and related costs for the three months ended March 31, 2004.

Operating Income

         Operating income increased $1.6 million to $2.7 million in the three months ended March 31, 2005 compared to $1.1 million in the three months ended March 31, 2004. The improvement is due to higher gross margins on higher net sales partially offset by higher operating expenses.

Interest Expense, net

         Interest expense, net decreased to $0.1 million for the three months ended March 31, 2005 compared to $0.2 million for the same period of 2004 due to lower overall borrowings on the Company's revolving line of credit facility. Due to the improved cash flows from operations, the Company paid down the borrowings on its revolving line of credit.

Income Taxes

         The Company has recorded a liability for alternative minimum tax related to the usage of net operating loss carryforwards in the current year. Any other income tax liability will be offset with the $41.2 million in net operating loss carryforwards. These net operating loss carryforwards begin to expire in 2014 for income tax reporting purposes.

Liquidity and Capital Resources

         The Company has relied primarily on asset-based borrowings, internally generated funds and trade credit to finance its operations. The Company's capital requirements primarily result from working capital needed to support increases in inventory and accounts receivable. As of March 31, 2005, the Company had cash and cash equivalents, including temporary investments, of $1.3 million and working capital of $10.4 million compared to $0.9 million and $5.4 million, respectively, as of March 31, 2004.

Cash Flows

         Cash provided by operations totaled $1.1 million for the first three months of 2005, compared to cash used in operations of $2.1 million for the same period of 2004. The $3.2 million improvement is primarily due to net income of $2.5 million and decreases in inventories partially reduced by increases in accounts receivable and decreases in accounts payable. Cash used for investing activities was $0.7 million for the first three months of 2005. Cash used by investing activities was insignificant in the first 3 months of 2004. Cash used in financing activities was $0.1 million for the first three months of 2005, resulting primarily from payments on the Company's revolving line of credit partially offset by cash received for issuance of common stock related to the exercise of stock options.

         Accounts receivable increased $3.0 million from December 31, 2004 to March 31, 2005 due to increased seasonal sales and higher first quarter sales in 2005 compared to an increase of $3.8 million from December 31, 2003 to March 31, 2004. Inventory decreased $2.6 million from December 31, 2004 to March 31, 2005 as the inventory, which was built up at December 31, 2004, was shipped to meet the higher sales demand and improved deliveries to retailers in the first quarter of 2005. Inventories increased in the same period of 2004 as inventory levels had not been built up to sufficient levels at that time to improve deliveries to retail customers. Capital expenditures were $0.7 million for the first three months of 2005 due to the build out of the new office space in New York. There were no overdrafts in the first quarter of 2005 compared to an increase of $0.3 million in the same period of 2004.

Credit Facilities

          On December 30, 2004, the Company entered into a three year credit facility (the "Credit Facility") with Wachovia Bank, National Association ("Wachovia"). The Credit Facility provides that the Company may borrow, using as collateral, up to 85% of eligible accounts receivable and a portion of eligible inventory, both as defined by the Credit Facility. Borrowings under the Credit Facility may not exceed $25.0 million including outstanding letters of credit which are limited to $8.0 million at any one time. There were approximately $3.7 million of outstanding letters of credit at March 31, 2005. The Credit Facility accords to the Company the right, at its election, to borrow these amounts as either Prime Rate Loans or LIBOR Loans. Prime Rate Loans bear interest at the prime rate plus the applicable margin in effect from time to time. LIBOR Loans are limited to three in total, must be a minimum of $1,000,000 each and in integral multiples of $500,000 in excess of that amount, and bear interest at the LIBOR rate plus the applicable margin in effect from time to time. The applicable margins, as defined by the Credit Facility, fluctuate from 0.00% to 0.75% for the Prime Loans and 2.00% to 2.75% for LIBOR Loans. The applicable margins are inversely affected by fluctuations in the amount of "excess availability" - the unused portion of the amount available under the facility - which are in staggered increments from less then $2.5 million to $7.5 million. The Prime Rate and the LIBOR Rate were 5.50% and 3.84% respectively at March 31, 2005. The Credit Facility also requires the Company to comply with certain covenants expressed as fixed charge coverage ratios and tangible liability to net worth ratios. As collateral security for its obligations under the Credit Facility, ICI unconditionally guaranteed the payment and performance of all obligations arising thereunder, and the Partnership granted a first priority security interest in all of its assets to Wachovia. In 2004, the Company paid $79,379 as a facility fee to Wachovia in connection with the consummation of the Credit Facility. That fee is deferred and will be amortized over the life of the Credit Facility.

          The Company extends credit to its customers. Accordingly, the Company may have significant risk in collecting accounts receivable from its customers. The Company has credit policies and procedures which it uses to minimize exposure to credit losses. The Company's collection personnel regularly contact customers with receivable balances outstanding beyond 30 days to expedite collection. If these collection efforts are unsuccessful, the Company may discontinue merchandise shipments until the outstanding balance is paid. Ultimately, the Company may engage an outside collection organization to collect past due accounts. Timely contact with customers has been effective in reducing credit losses. The Company's credit losses were $0.1 million and $0.2 million for the first three months of 2005 and 2004, respectively, and the Company's actual credit losses as a percentage of net sales were 0.4% and 1.0%, respectively.

           On May 6, 2002, Textile Investment International S.A. ("Textile"), an affiliate of Latitude Licensing Corp. ("Latitude"), the licensor of the Company, acquired a note that the Company had issued to a former licensor. On May 21, 2002, Textile exchanged that note for an amended and restated note (the "Replacement Note"), which subordinated Textile's rights under the note to the rights of Congress under the Credit Agreement, deferred the original note's principal payments and extended the maturity date of the note until 2007. In connection with the execution of the Credit Facility, the Replacement Note was further amended and restated to subordinate Textile's rights to the rights of Wachovia under the Credit Facility (the "Amended and Restated Replacement Note" and together with the Replacement Note, the "Textile Notes"). Pursuant to the subordination provisions of the Textile Notes, the Company was obligated to defer the payments that otherwise would have been due thereunder during each calendar quarter of December 31, 2002 through March 31, 2005. Also, pursuant to the provisions of the Textile Notes, the non-payment and deferral of those payments did not constitute a default thereunder. The obligations under the Textile Notes have been classified as current or long-term based upon the respective original due dates of the quarterly payments specified in the Replacement Note or the Amended and Restated Replacement Note, as the case may be. Accordingly, each deferred quarterly payment has been classified as current even though the payment thereof may not be due until a future year.

The Company has the following contractual obligations and commercial commitments as of March 31, 2005:


 Schedule of contractual obligations:

                            Payments Due By Period
                            ------------------------------------------------------------------------------------
                                 Total         Less than 1 year    1-3 years        4-5 years      After 5 years
                            -----------------  ----------------  -------------  --------------   ---------------
Revolving line of credit     $            --    $          --    $          --     $       --    $           --
Long term debt                     6,557,908        3,722,346       2,835,562              --                --
Operating leases                   4,717,581          495,270         937,047         895,365         2,389,899
Employment agreements              2,481,500        1,227,875       1,253,625              --                --
Girbaud license
obligations                       13,861,026        5,986,026       7,875,000              --                --
Girbaud fashion shows                900,000          375,000         525,000              --                --
Girbaud creative &                                                                                           --
advertising fees                     570,000          235,000         335,000              --
                            ----------------    -------------    ------------      ----------    --------------
Total contractual cash
obligations                  $    29,088,015    $  12,041,517    $ 13,761,234      $  895,365       $ 2,389,899
                            ================    =============   =============      ==========    ==============


         In July 2004, the Company signed a 10 year lease to relocate its New York corporate offices and showroom. The relocation occurred in January of 2005 and the annual rental payments will be approximately $388,000, $398,000, $408,000, $418,000 and $429,000 in years 2005 through 2009 and $2,505,000 for the 5 years thereafter combined. The Company expenses these rent payments on a straight line basis in accordance with the provisions of SFAS No. 13 "Accounting for Leases" starting October 2004, the month the Company obtained access to the facility. Also, in connection with this lease, the Company provided to the lessor a $250,000 letter of credit and has provided a deposit for this amount to the bank as security for this letter of credit. As the use of these funds is restricted, this deposit is classified as a non current asset.

         The Company believes that current levels of cash and cash equivalents ($1.3 million at March 31, 2005), together with funds available under its existing or future credit facilities, will be sufficient to meet its capital requirements for the next 12 months.

Backlog and Seasonality

         The Company's business is impacted by the general seasonal trends that are characteristic of the apparel and retail industries. In the Company's segment of the apparel industry, sales are generally higher in the first and third quarters. Historically, the Company has taken greater markdowns in the second and fourth quarters. The Company generally receives orders for its products three to five months prior to the time the products are delivered to stores. The Company had unfilled orders of $30.2 million at March 31, 2005, an increase of 12.7% compared to $26.8 million at March 31, 2004. The Company noted that as a result of improved operating procedures that were put in place in March of 2004 which prompted the earlier receipt and inputting of orders, more challenging comparisons for backlog have been created for the current year. Consequently, although the Company continues to anticipate similar rates of sales growth, it does not expect its order backlog in 2005 to increase at the same rate as 2004. The backlog of orders at any given time is affected by a number of factors, including seasonality, weather conditions, scheduling of manufacturing and shipment of products. The Company believes the strength of its products in the marketplace as well as the sales force receiving and processing these orders earlier has directly resulted in the improved backlog of orders at March 31, 2005. As the time of the shipment of products may vary from year to year, the results for any particular quarter may not be indicative of the results for the full year.

Limited Dependence on One Customer

         The Company's customer base is not concentrated in any specific geographic region, but is concentrated in the retail industry. As of March 31, 2005, the Company had two customers who accounted for 18.5% and 14.3% of trade accounts receivable. As of March 31, 2004, the Company had one customer who accounted for 10.3% of trade accounts receivable. For the three months ended March 31, 2005 and 2004 sales to no one customer accounted for more than 10.0% of net sales. The Company does not believe that the loss of either customer would have a material adverse effect on its business or financial condition.

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

Item 4. Controls and Procedures

         The Company's management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report. There has been no change in the Company's internal control over financial reporting that occurred during the quarter covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II--OTHER INFORMATION

Item 6. Exhibits.

  Exhibit Number

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

                                   I.C. ISAACS & COMPANY, INC


Dated: May 16, 2005       BY:              /S/ PETER J. RIZZO
                                            Peter J. Rizzo,
                             -------------------------------------------------
                                        Chief Executive Officer


Dated: May 16, 2005       BY:           /S/ EUGENE C. WIELEPSKI
                             -------------------------------------------------
                              Eugene C. Wielepski, Chief Financial Officer
                                     (Principal Financial Officer)