Form 10-Q
period 2005-06-30
IC ISAACS & CO INC
filed 2005-08-15
CIK 1041179

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             -----------------------

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the Quarterly Period Ended June 30, 2005
                                       or

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                          For the transition period from          to
                                                        ----------   ---------

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

         As of August 12, 2005, 11,749,590 shares of common stock, par value $.0001 per share, ("Common Stock") of the Registrant were outstanding.

================================================================================


                           I.C. ISAACS & COMPANY, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS



                                       PART I - FINANCIAL INFORMATION                          Page(s)
  ITEM 1.      FINANCIAL STATEMENTS                                                             3 - 16
                        Consolidated Balance Sheets (Unaudited)                                      3
                        Consolidated Statements of Operations (Unaudited)                            4
                        Consolidated Statements of Cash Flows (Unaudited)                            5
                        Summary of Accounting Policies                                               6
                        Notes to Consolidated Financial Statements                                  10

  ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
               OPERATIONS                                                                      17 - 25
                        Important information Regarding Forward-Looking Statements                  17
                        Significant Accounting Policies and Estimates                               17
                        Results of Operations                                                       18
                        Liquidity and Capital Resources                                             22
                        Backlog and Seasonality                                                     24
                        Limited Dependence on One Customer                                          25

  ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                           26

  ITEM 4.      CONTROLS AND PROCEDURES                                                              26

                                        PART II - OTHER INFORMATION

  ITEM 1.      LEGAL PROCEEDINGS                                                                    26

  ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                  26

  ITEM 6.      EXHIBITS                                                                             27

               SIGNATURES                                                                           28






                          PART I--FINANCIAL INFORMATION
                           I.C. Isaacs & Company, Inc.
                     Consolidated Balance Sheets (Unaudited)

Item 1. Financial Statements.
                                                                            June 30,       December 31,
                                                                        ---------------- -----------------
                                                                              2005             2004

Assets

Current

   Cash, including temporary investments of $250,000 and $70,000.......   $     698,238     $  1,045,905
   Accounts receivable, less allowance for doubtful accounts of
      $475,000 and $316,000............................................      14,630,826       10,015,723

   Inventories (Note 1)................................................       6,530,590        8,317,437

   Deferred tax asset (Note 4).........................................       1,193,000        1,193,000

   Prepaid expenses and other..........................................         397,459          509,503
                                                                        ---------------- -----------------
      Total current assets.............................................      23,450,113       21,081,568
Property, plant and equipment, at cost, less accumulated depreciation
   and amortization....................................................       2,850,951        2,088,233
Other assets...........................................................       4,701,999        4,663,109
                                                                        ---------------- -----------------
                                                                          $  31,003,063     $ 27,832,910
                                                                        ================ =================
Liabilities And Stockholders' Equity
Current

   Outstanding checks..................................................   $     943,107     $         --

   Revolving line of credit (Note 2)...................................       1,315,389          223,283

   Current maturities of long-term debt (Note 2).......................       4,085,004        3,366,180

   Accounts payable....................................................       1,819,232        3,097,963

   Accrued expenses and other current liabilities (Note 3).............       3,551,988        5,799,574
                                                                        ---------------- -----------------
      Total current liabilities........................................      11,714,720       12,487,000
                                                                        ---------------- -----------------
Long-term debt (Note 2)................................................       2,472,904        3,191,728
                                                                        ---------------- -----------------
Commitments and Contingencies (Note 7)

Stockholders' Equity (Note 6)
   Preferred stock; $.0001 par value; 5,000,000 shares authorized,
      none outstanding.................................................              --               --
   Common stock; $.0001 par value; 50,000,000 shares authorized,
      12,922,299 and 12,790,799 shares issued; 11,745,590 and
      11,614,090 shares outstanding....................................           1,292            1,279

   Additional paid-in capital..........................................      44,238,751       44,100,636
   Accumulated deficit.................................................     (25,101,733)     (29,624,862)
   Treasury stock, at cost (1,176,709 shares)..........................      (2,322,871)      (2,322,871)
                                                                        ---------------- -----------------
      Total stockholders' equity.......................................      16,815,439       12,154,182
                                                                        ---------------- -----------------
                                                                          $  31,003,063     $ 27,832,910
                                                                        ================ =================

          See accompanying notes to consolidated financial statements.



                           I.C. Isaacs & Company, Inc.
                Consolidated Statements of Operations (Unaudited)

                                                  Three Months Ended             Six Months Ended
                                                       June 30,                       June 30,
                                           -------------------------------- --------------------------------
                                                 2005             2004            2005             2004
                                           -------------- ----------------- -------------- -----------------
Net sales.................................  $  21,749,284   $  19,667,444    $  45,451,226   $  40,432,112
Cost of sales.............................     12,906,814      12,210,597       26,657,742      25,728,976
                                           -------------- ----------------- -------------- -----------------
Gross profit..............................      8,842,470       7,456,847       18,793,484      14,703,136
                                           -------------- ----------------- -------------- -----------------
Operating Expenses
   Selling................................      2,691,050       2,164,965        5,690,230       4,795,247
   License fees...........................      1,235,000       1,298,049        2,723,000       2,651,087
   Distribution and shipping..............        579,669         484,014        1,130,207         986,662
   General and administrative.............      2,135,922       1,980,934        4,384,991       3,678,658
                                           -------------- ----------------- -------------- -----------------
Total operating expenses..................      6,641,641       5,927,962       13,928,428      12,111,654
                                          -------------- ----------------- -------------- -----------------
TOperating income..........................      2,200,829       1,528,885        4,865,056       2,591,482
                                          -------------- ----------------- -------------- -----------------
TOther income (expense)
   Interest, net of interest income.......       (139,965)       (192,250)        (250,166)       (391,017)

   Other, net.............................              9          22,831              239          23,582
                                           -------------- ----------------- -------------- -----------------
Total other expense.......................       (139,956)       (169,419)        (249,927)       (367,435)
                                           -------------- ----------------- -------------- -----------------
Income before income taxes................      2,060,873       1,359,466        4,615,129       2,224,047

Income tax expense (Note 4)...............         41,000          46,000           92,000          46,000
                                           -------------- ----------------- -------------- -----------------
Net income................................ $    2,019,873  $    1,313,466   $    4,523,129  $    2,178,047
                                           -------------- ----------------- -------------- -----------------

Basic earnings per share.................. $         0.17  $         0.12   $         0.39  $         0.20
Basic weighted average shares
   outstanding............................     11,713,211      11,134,657       11,682,405      11,134,657

Diluted earnings per share................ $         0.15  $         0.11   $         0.34  $         0.18
Diluted weighted average shares
   outstanding............................     13,407,257      12,279,657       13,407,257      12,279,657


          See accompanying notes to consolidated financial statements.



                           I.C. Isaacs & Company, Inc.
                Consolidated Statements of Cash Flows (Unaudited)

                                                                                 Six Months Ended
                                                                        ----------------------------------
                                                                                     June 30,
                                                                        ----------------------------------
                                                                              2005             2004
                                                                        --------------   -----------------

Operating Activities
    Net income......................................................... $ 4,523,129      $  2,178,047
Adjustments to reconcile net income to cash (used in) provided by operating activities
   Provision for doubtful accounts.....................................     272,320           234,936
   Write off of accounts receivable....................................    (113,032)          (93,936)
   Provision for sales returns and discounts...........................   1,542,313         1,771,423
   Sales returns and discounts.........................................  (1,894,313)       (1,588,433)
   Depreciation and amortization.......................................     265,750           232,917
(Increase) decrease in assets
   Accounts receivable.................................................  (4,422,391)       (2,689,243)
   Inventories.........................................................   1,786,847          (785,951)
   Prepaid expenses and other..........................................     112,044          (251,395)
   Other assets........................................................     (52,120)         (198,363)
Increase (decrease) in liabilities
   Accounts payable....................................................  (1,278,731)          325,999
   Accrued expenses and other current liabilities......................  (2,247,586)        1,436,118
                                                                        --------------   -----------------
Cash (used in) provided by operating activities........................  (1,505,770)          572,119
                                                                        --------------   -----------------
Investing Activities
   Capital expenditures................................................  (1,015,238)         (70,038)
                                                                        --------------   -----------------
Cash used in investing activities......................................  (1,015,238)         (70,038)
                                                                        --------------   -----------------
Financing Activities
   Outstanding checks..................................................     943,107          411,127
   Net borrowings (payments) on revolving line of credit...............   1,092,106         (817,871)
   Issuance of common stock............................................     138,128               --
                                                                        --------------   -----------------
Cash provided by (used in) financing activities........................   2,173,341         (406,744)
                                                                        --------------   -----------------
(Decrease) increase in cash and cash equivalents.......................    (347,667)          95,337
Cash and Cash Equivalents, at beginning of period......................   1,045,905          782,519
                                                                        --------------   -----------------
Cash and Cash Equivalents, at end of period............................ $   698,238      $   877,856
                                                                        --------------   -----------------



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

Interim Financial Information

     In the opinion of management, the interim financial information as of June 30, 2005 and for the six months ended June 30, 2005 and 2004 contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods. Results for interim periods are not necessarily indicative of results to be expected for an entire year.

     The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United Sates of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United Sates of America have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the consolidated financial statements, and the notes thereto, included in the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 2004.

Risks and Uncertainties

     The apparel industry is highly competitive; the Company, which derives all of its revenues from sales made under its Marithe and Francois Girbaud licenses, competes with many companies, including larger, well capitalized companies which have sought to increase market share through massive consumer advertising and price reductions. The Company continues to experience increased competition from many established and new competitors at both the department store and specialty store channels of distribution. The Company continues to redesign its jeanswear and sportswear lines in an effort to be competitive and compatible with changing consumer tastes. A risk to the Company is that such a strategy may lead to pressure on profit margins. In the past several years, many of the Company's competitors have switched much of their apparel manufacturing from the United States to foreign locations such as Mexico, the Dominican Republic and throughout Asia. As competitors lower production costs, it gives them greater flexibility to lower prices. Over the last several years, the Company also switched its production to contractors outside the United States to reduce costs. Since 2001, the Company has imported substantially all of its inventory, excluding t-shirts, as finished goods from contractors in Asia. This shift in purchasing requires the Company to estimate sales and issue purchase orders for inventory well in advance of receiving firm orders from its customers. A risk to the Company is that its estimates may differ from actual orders. If this happens, the Company may miss sales because it did not order enough inventories, or it may have to sell excess inventory at reduced prices. The Company faces other risks inherent in the apparel industry. These risks include changes in fashion trends and related consumer acceptance and the continuing consolidation in the retail segment of the apparel industry. The Company's ability, or inability, to manage these risk factors could influence future financial and operating results.

Revenue Recognition

     Net revenue is recognized upon the transfer of title and risk of ownership to customers, which is generally upon shipment as terms are FOB shipping point. Revenue is recorded net of sales incentives and discounts, as well as provisions for estimated returns and allowances. The Company estimates the provision for returns by reviewing trends and returns on a historical basis. On a seasonal basis, the Company negotiates price adjustments with its retail customers as sales incentives. The Company estimates the cost of such adjustments on an ongoing basis considering historical trends, projected seasonal results and an evaluation of current economic conditions. For the three and six months ended June 30, 2005, these costs were recorded as a reduction to net revenue and the June 30, 2004 amounts have been reclassified to reflect this change. These price adjustments, which were previously classified as selling expenses in prior years, were $949,000 and $550,000 for the three months ended June 30, 2005 and 2004 respectively and were $1,949,000 and $1,502,000 for the six months ended June 30, 2005 and 2004 respectively. This change has no effect on net income or loss in any period presented.

Cost of Goods Sold and Operating Expenses

     The Company includes in cost of goods sold all costs and expenses related to obtaining merchandise incurred prior to the receipt of finished goods at the Company's distribution facilities. These costs include, but are not limited to, product cost, inbound freight charges, purchasing and receiving costs, inspection costs, warehousing costs and internal transfer costs, as well as insurance, duties, brokers' fees and consolidators' fees. The Company includes in selling, general and administrative expenses costs incurred subsequent to the receipt of finished goods at its distribution facilities, such as the cost of picking and packing goods for delivery to customers. In addition, selling, general and administrative expenses include product design costs, selling and store service costs, marketing expenses and general and administrative expenses.

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

Concentration of Credit Risk

     Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of trade accounts receivable. The Company's customer base is not concentrated in any specific geographic region, but is concentrated in the retail industry. As of June 30, 2005, the Company had one customer who accounted for 15.0% of trade accounts receivable compared to one customer who accounted for 14.6% of trade accounts receivable as of June 30, 2004. For the three months ended June 30, 2005, sales to two customers accounted for 10.1% of net sales each compared to only one customer who accounted for 10.8% of net sales for the three months ended June 30, 2004. For the six months ended June 30, 2005 and 2004, sales to no one customer accounted for more than 10.0% of net sales. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

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

Earnings Per Share

     Earnings per share is based on the weighted average number of shares of common stock and dilutive common stock equivalents outstanding. Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity. See Note 5 for the reconciliation of the basic and diluted earnings per share for the three months and six months ended June 30, 2005 and 2004.

Recent Accounting Pronouncements

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

     In March 2005, the FASB issued FIN 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143 ("FIN 47"), which requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated. FIN 47 is effective for fiscal years ending after December 15, 2005. The Company does not anticipate that the adoption of FIN 47 will have a material impact on its financial statements.

     In May 2005, the Financial Accounting Standards Board ("FASB") issued SFAS No. 154, Accounting Changes and Error Corrections. SFAS No. 154 replaces APB No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and establishes retrospective application as the required method for reporting a change in accounting principle. SFAS No. 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The reporting of a correction of an error by restating previously issued financial statements is also addressed. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not anticipate that the adoption of SFAS No. 154 will have a material impact on its financial statements.

                           I.C. Isaacs & Company, Inc.
             Notes to Consolidated Financial Statements (Unaudited)

1. Inventories

                                                   June 30,        December 31,
                                               ---------------- ----------------
     Inventories consist of the following:           2005             2004

     Work-in-process.........................  $   964,898      $  3,688,980
     Finished Goods..........................    5,565,692         4,628,457
                                               ---------------- ----------------
                                               $ 6,530,590      $  8,317,437
                                               ================ ================
2. Long-Term Debt

     On December 30, 2004, the Company entered into a three year credit facility (the "Credit Facility") with Wachovia Bank, National Association ("Wachovia"). The Credit Facility provides that the Company may borrow, using as collateral, up to 85% of eligible accounts receivable and a portion of eligible inventory, both as defined by the Credit Facility. Borrowings under the Credit Facility may not exceed $25.0 million including outstanding letters of credit which are limited to $8.0 million at any one time. There were approximately $2.4 million of outstanding letters of credit at June 30, 2005. The Credit Facility accords to the Company the right, at its election, to borrow these amounts as either
Prime Rate Loans or LIBOR Loans. Prime Rate Loans bear interest at the prime rate plus the applicable margin in effect from time to time. LIBOR Loans are limited to three in total, must be a minimum of $1,000,000 each and in integral multiples of $500,000 in excess of that amount, and bear interest at the LIBOR rate plus the applicable margin in effect from time to time. The applicable margins, as defined by the Credit Facility, fluctuate from 0.00% to 0.75% for the Prime Loans and 2.00% to 2.75% for LIBOR Loans. The applicable margins are inversely affected by fluctuations in the amount of "excess availability" - the unused portion of the amount available under the facility - which are in staggered increments from less then $2.5 million to $7.5 million. The Prime Rate and the LIBOR Rate were 6.25% and 3.86% respectively at June 30, 2005. The Credit Facility also requires the Company to comply with certain covenants expressed as fixed charge coverage ratios and tangible liability to net worth ratios. The Company is currently in compliance with these covenants, however, there can be no assurance that the Company will continue to comply with these covenants during the remainder of 2005. As collateral security for the Company's obligations under the Credit Facility, ICI unconditionally guaranteed the payment and performance of all obligations arising thereunder, and the Partnership granted a first priority security interest in all of its assets to Wachovia. In 2004, the Company paid $79,379 as a facility fee to Wachovia in connection with the consummation of the Credit Facility. That fee is deferred and will be amortized over the life of the Credit Facility.

     On May 6, 2002, Textile Investment International S.A. ("Textile"), an affiliate of Latitude Licensing Corp. ("Latitude"), the licensor of the Company, acquired a note that the Company had issued to a former licensor. On May 21, 2002, Textile exchanged that note for an amended and restated note bearing interest at the rate of 8% per annum, (the "Replacement Note"), which subordinated Textile's rights under the note to the rights of Congress under the Credit Agreement, deferred the original note's principal payments and extended the maturity date of the note until 2007. In connection with the execution of the Credit Facility, the Replacement Note was further amended and restated to subordinate Textile's rights to the rights of Wachovia under the Credit Facility (the "Amended and Restated Replacement Note" and together with the Replacement Note, the "Textile Notes"). Pursuant to the subordination provisions of the Textile Notes, the Company was obligated to defer the payments that otherwise would have been due thereunder during each calendar quarter commencing with the quarter ended December 31, 2002 and continuing through March 31, 2005. Also, pursuant to the provisions of the Textile Notes, the non-payment and deferral of those payments did not constitute a default thereunder.

           Pursuant to an Intercreditor and subordination agreement entered into by Wachovia and Textile in connection with the consummation of the Credit Facility, Textile was permitted to elect to authorize the Company to defer the payment of quarterly amounts that otherwise would be due and payable under the Amended and Restated Replacement Note and apply such amount in payment of deferred royalties under the licensing agreements. Pursuant to amendments to the licensing agreements executed in December 2004, the payment of approximately $2.3 million of minimum and additional royalties that otherwise would have been payable in 2004 was deferred, and the payment thereof became due and payable during the 18 month period which commenced in June 2005 (see Note 7). As of June 30, 2005, all 2004 deferred royalty payments were paid in full. The obligations under the Textile Notes have been classified as current or long-term based upon the respective original due dates of the quarterly payments specified in the Replacement Note or the Amended and Restated Replacement Note, as the case may be. Accordingly, each deferred quarterly payment has been classified as current even though the payment thereof may not be due until a future year. The Company anticipates that it will resume making note payments under the Amended and Restated Replacement Note in the third quarter of 2005.

3. Accrued Expenses
                                                                    December 31,
    Accrued expenses consist of the following:      June 30, 2005      2004
                                                      -----------   ------------
     Accrued interest                                $ 1,317,823   $  1,136,023
     Management & selling bonuses                      1,003,795      1,087,442
     Royalties & other licensor obligations, Note 7      367,200      2,489,274
     Property taxes                                      147,816         19,895
     Sales commissions payable                           141,309         51,629
     Accrued rent expense                                139,297        111,000
     Severance accrual                                   132,080        290,570
     Accrued compensation                                101,085        120,871
     Accrued professional fees                            65,062         51,650
     Customer credit balances                             41,023         82,832
     Payroll tax withholdings                             35,243         71,934
     Income taxes payable                                 24,000        148,000
     Other                                                36,255        138,454
                                                     -----------   ------------

                                                     $ 3,551,988    $ 5,799,574
                                                     ===========   ============


4. Income Taxes

     The Company has recorded a liability for alternative minimum tax related to the usage of net operating loss carryforwards in the current year. Any other income tax liability will be offset with the $41.2 million in net operating loss carryforwards. These net operating loss carryforwards begin to expire in 2014 for income tax reporting purposes and no income tax benefit has been recorded in the current period due to the uncertainty over the level of future taxable income.

5. Earnings Per Share

     The following table presents a reconciliation of the basic and diluted earnings per share with regard to the weighted average shares outstanding for the three months ended June 30, 2005 and 2004.


                                                                      Per Share
Three Months Ended June 30, 2005:          Net Income       Shares      Amount
                                           -----------    ----------  ----------
Basic earnings per share.................  $ 2,019,873    11,713,211     $ 0.17
Effect of dilutive options and warrants..                  1,694,046
Diluted earnings per share...............  $ 2,019,873    13,407,257     $ 0.15


                                                                      Per Share
Three Months Ended June 30, 2004:          Net Income       Shares      Amount
                                           -----------    ----------  ----------
Basic earnings per share.................  $ 1,313,466    11,134,657     $ 0.12
Effect of dilutive options and warrants..                  1,145,000
Diluted earnings per share...............  $ 1,313,466    12,279,657     $ 0.11


     The following table presents a reconciliation of the basic and diluted earnings per share with regard to the weighted average shares outstanding for the six months ended June 30, 2005 and 2004.



                                                                      Per Share
Six Months Ended June 30, 2005:            Net Income       Shares      Amount
                                           -----------    ----------  ----------
Basic earnings per share.................  $ 4,523,129    11,682,405     $ 0.39
Effect of dilutive options and warrants..                  1,724,852
Diluted earnings per share...............  $ 4,523,129    13,407,257     $ 0.34


                                                                      Per Share
Six Months Ended June 30, 2004:            Net Income       Shares      Amount
                                           -----------    ----------  ----------
Basic earnings per share.................  $ 2,178,047    11,134,657     $ 0.20
Effect of dilutive options and warrants..                  1,145,000
Diluted earnings per share...............  $ 2,178,047    12,279,657     $ 0.18


6. Stock Options

     Under the Company's Amended and Restated Omnibus Stock Plan (the "Company Plan"), the Company may grant qualified and nonqualified stock options, stock appreciation rights, restricted stock or performance awards, payable in cash or shares of common stock, to selected employees. The Company reserved 2,200,000 shares of common stock for issuance under the Company Plan. Options to purchase 75,000 and 25,000 shares of common stock were granted in the first six months of 2005 and 2004 respectively. During the first half of 2005, options to purchase 372,650 shares of common stock were terminated. During the first six months of 2005, options to purchase 131,500 shares of common stock were exercised, and the Company was paid $138,128 in connection therewith. No options to purchase shares of common stock were exercised or terminated in the first six months of 2004. There were outstanding options to purchase 1,161,667 and 2,070,250 shares of common stock at June 30, 2005 and 2004, respectively. There were outstanding warrants to purchase 500,000 shares of common stock at June 30, 2005 and 2004.

     At the Company's annual meeting of stockholders held on June 28, 2005, the stockholders approved the adoption of the Company's 2005 Non-Employee Directors Stock Option Plan (the "Directors Plan"). Under the Directors Plan:

     o each non-employee Director who was serving on the Board on the date of this year's annual meeting received an automatic grant of a fully vested, nonqualified ten year option to purchase 15,000 shares of common stock;

     o each person who first became a non-employee Director at this year's annual meeting received an automatic grant of a fully vested, nonqualified ten year option to purchase 15,000 shares of common stock upon his or her initial election or appointment to the Board;

     o each person who first becomes a non-employee Director at any time after this year's annual meeting will be entitled to receive a fully vested, nonqualified ten year option to purchase 15,000 shares of our common stock upon his or her initial election or appointment to the Board; and

     o immediately following each annual meeting of stockholders, commencing with the 2006 annual meeting, each non-employee Director automatically will be granted a fully vested, nonqualified ten year option to purchase an additional 15,000 shares of our common stock; provided, however, that if the person has not been serving as a Non- Employee
          Director for the entire period since the preceding Annual Meeting, then the number of shares subject to such Annual Grant shall be reduced pro rata for each full quarter prior to the date of grant during which he or she did not serve as a Non-Employee Director.

     The Company has reserved 450,000 shares of common stock for issuance under the Directors Plan. As of June 30, 2005, there were outstanding options to purchase 120,000 shares of common stock under the Directors Plan. Pursuant to the Directors Plan, the exercise prices of all options granted under that plan are fixed at 100% to the market price of the common stock on each grant date.

     The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS 123"), but applies the intrinsic value method set forth in Accounting Principles Board Opinion No. 25. For stock options granted to employees in 2005, the Company estimated the fair value of each option granted using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rate of 6.25% expected volatility of 75%, expected option life of 10 years and no dividend payments for 2005. Using these assumptions, the fair value was $4.98 per stock option granted under the Company Plan during the first half of 2005 and $4.67 per stock option granted under the Directors Plan during the first half of 2005. For stock options granted to employees under the Company Plan in 2004, the Company estimated the fair value of each option granted using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rate of 3.04% expected volatility of 75%, expected option life of 5 years and no dividend payments for 2004. Using these assumptions, the fair value was $0.55 per stock option granted in the first half of 2004.

     If the Company had elected to recognize compensation expense based on the fair value at the grant dates, consistent with the method prescribed by SFAS No. 123, net income per share would have been changed to the pro forma amounts indicated below:

                                                                   Three Months Ended June 30,
                                                                ---------------------------------
                                                                       2005             2004
                                                                ---------------- ----------------
Net income, as reported                                           $    2,019,873     $ 1,313,466

  Less: Total stock based compensation expense determined
  under the fair value method for all awards                            (687,124)        (67,524)
                                                                ---------------- ----------------

 Pro forma net income attributable to common stockholders         $    1,332,749     $ 1,245,942
                                                                ================ ================

   Basic net income per common share
            As reported                                                   $ 0.17          $ 0.12
            Pro forma                                                     $ 0.11          $ 0.11

   Diluted net income per common share
            As reported                                                   $ 0.15          $ 0.11
            Pro forma                                                     $ 0.10          $ 0.10


                                                                   Six Months Ended June 30,
                                                                ---------------------------------
                                                                      2005             2004
                                                                ---------------- ----------------

Net income, as reported                                           $    4,523,129     $ 2,178,047

   Less: Total stock based employee compensation expense
   determined under the fair value method for all awards                (754,470)       (146,883)
                                                                ---------------- ----------------

 Pro forma net income attributable to common stockholders         $    3,768,659     $ 2,031,164
                                                                ================ ================

   Basic net income per common share
            As reported                                                   $ 0.39          $ 0.20
            Pro forma                                                     $ 0.32          $ 0.18

   Diluted net income per common share
            As reported                                                   $ 0.34          $ 0.18
            Pro forma                                                     $ 0.28          $ 0.17


7. Commitments and Contingencies

Girbaud Men's Licensing Agreement

     The Company has entered into an exclusive license agreement with Latitude to manufacture and market men's jeanswear, casual wear, outerwear and active influenced sportswear under the Girbaud brand and certain related trademarks in the United States, Puerto Rico and the U.S. Virgin Islands. Under the agreement as amended, the Company is required to make royalty payments to Latitude in an amount equal to 6.25% of net sales or regular licensed merchandise and 3.0% of certain irregular and closeout licensed merchandise. The Company is obligated to pay the greater of actual royalties earned or minimum guaranteed annual royalties of $3,000,000 through 2007. The Company is required to spend the greater of an amount equal to 3% of Girbaud men's net sales or $500,000 in promotional expenses marketing the men's Girbaud brand products in each year through the term of the Girbaud men's agreement.

Girbaud Women's Licensing Agreement

         The Company has entered into an exclusive license agreement with Latitude to manufacture and market women's jeanswear, casual wear, and active influenced sportswear under the Girbaud brand and certain related trademarks in the United States, Puerto Rico, and the U.S. Virgin Islands. In June 2002, the Company notified Latitude of its intention to extend the agreement through 2007. Under the agreement as amended, the Company is required to make royalty payments to Latitude in an amount equal to 6.25% of net sales or regular licensed merchandise and 3.0% of certain irregular and closeout licensed merchandise. The Company is obligated to pay the greater of actual royalties earned or minimum guaranteed annual royalties of $1,500,000 through 2007. The Company is required to spend the greater of an amount equal to 3% of Girbaud women's net sales or $400,000 in promotional expenses marketing the women's Girbaud brand products in each year through the term of the Girbaud women's agreement. In addition, while the agreement is in effect the Company is required to pay $190,000 per year to Latitude for advertising and promotional expenditures related to the Girbaud brand.

     Total license fees on Girbaud product line sales amounted to $1,235,000 and $1,298,049 for the three months ended June 30, 2005 and 2004, respectively and totaled $2,723,000 and $2,651,087 for the six months ended June 30, 2005 and 2004, respectively. Pursuant to amendments to the licensing agreements executed in December 2004 (see Note 2), the payment of approximately $2.3 million of minimum and additional royalties that otherwise would have been payable in 2004 was deferred. As of June 30, 2005, all 2004 deferred royalty payments were paid in full.

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

     Following is a summary schedule of the Company's commitment obligations as of June 30, 2005:


Summary schedule of commitments:                                Payments Due By Period
                                             --------------------------------------------------------------
                                Total            Current         1-3 years       4-5 years    After 5 years
                            ---------------  ---------------  ---------------  ------------  --------------
Operating leases               $ 4,591,650       $  486,013       $  929,076      $905,800     $ 2,270,761
Employment agreements            1,961,500          900,750        1,060,750            --              --
Licensing agreement fee
obligations                     11,392,526        4,642,526        6,750,000            --              --
Licensing agreement
fashion show obligations           825,000          375,000          450,000            --              --
Licensing agreement
creative & advertising fee
obligations                        500,000          215,000          285,000            --              --
Promotional expense
license requirement              1,970,000          620,000        1,350,000            --              --
                            ---------------  ---------------  ---------------  ------------  --------------
Total contractual
obligations                 $   21,240,676      $ 7,239,289     $ 10,824,826      $905,800     $ 2,270,761
                            ===============  ===============  ===============  ============  ==============



8. Retirement Plan

     The Company contributed $ 315,000 and $175,000 into the defined benefit pension plan during the first half of 2005 and 2004, respectively. The Company does not expect to have to make any other contributions into the pension plan for the remainder of 2005. The Company has recognized pension expense of $264,000 and $214,000 for the six months ended June 30, 2005 and 2004, respectively.


Components of net periodic pension cost                 Six Months Ended
                                               --------------------------------
                                                     2005                2004
                                               --------------    --------------
Service cost of current period                 $     32,000      $     30,000
Interest on the above service cost                    2,000             2,000
                                               --------------    --------------

                                                     34,000            32,000
Interest on the projected benefit obligation        285,000           256,000
Expected return on plan assets                     (264,000)         (283,000)
Amortization of prior service cost                   22,000            22,000
Amortization of loss                                187,000           187,000
                                               --------------   ---------------

Pension cost                                   $    264,000      $    214,000
                                               ==============    ===============

9. Legal Proceedings

     The Company is engaged in litigation proceedings commenced against it by a former officer. The former officer is seeking damages in amounts he contends otherwise would have been due to him under his executive employment contract, including approximately $1 million in alleged severance and bonus, and approximately $2 million in profits he claims he would have derived from unexercised (and now terminated) stock options originally issued pursuant to the Company's Amended and Restated Omnibus Stock Plan. The Company believes that the case is without merit and is vigorously defending it. The Company further believes that it will prevail on the merits.

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


Significant Accounting Policies and Estimates

     The Company's significant accounting policies are more fully described in its Summary of Accounting Policies appearing at pages 6 through 8 of this report. The preparation of financial statements in conformity with accounting principles generally accepted within the United States requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying financial statements and related notes. In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. The Company does not believe there is a great likelihood that materially different amounts would be reported related to the accounting policies described below; however, application of these accounting policies involves the exercise of judgment and the use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.

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

     Net revenue is recognized upon the transfer of title and risk of ownership to customers, which is generally upon shipment as terms are FOB shipping point. Revenue is recorded net of sales incentives and discounts, as well as provisions for estimated returns and allowances. The Company estimates the provision for returns by reviewing trends and returns on a historical basis. On a seasonal basis, the Company negotiates price adjustments with its retail customers as sales incentives. The Company estimates the cost of such adjustments on an ongoing basis considering historical trends, projected seasonal results and an evaluation of current economic conditions.

     The Company includes in cost of goods sold all costs and expenses related to obtaining merchandise incurred prior to the receipt of finished goods at the Company's distribution facilities. These costs include, but are not limited to, product cost, inbound freight charges, purchasing and receiving costs, inspection costs, warehousing costs and internal transfer costs, as well as insurance, duties, brokers' fees and consolidators' fees. The Company includes in selling, general and administrative expenses costs incurred subsequent to the receipt of finished goods at its distribution facilities, such as the cost of picking and packing goods for delivery to customers. In addition, selling, general and administrative expenses include product design costs, selling and store service costs, marketing expenses and general and administrative expenses.

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

                                             Three Months        Six Months
                                                Ended              Ended
                                               June 30,           June 30,
                                          ----------------    ---------------
                                           2005      2004      2005     2004
                                          ------    ------    ------   ------
Net sales..............................   100.0%    100.0%    100.0%   100.0%
Cost of sales..........................    59.4      61.9      58.7     63.6
                                          ------    ------    ------   ------
Gross profit...........................    40.6      38.1      41.3     36.4
Selling expenses.......................    12.4      11.2      12.5     11.9
License fees...........................     5.5       6.6       5.9      6.4
Distribution and shipping expenses.....     2.8       2.5       2.4      2.5
General and administrative expenses....     9.8      10.2       9.7      9.2
                                          ------    ------    ------   ------
Operating income.......................    10.1%      7.6%     10.8%     6.4%
                                          ------    ------    ------   ------


Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004

Net Sales

     Net sales increased 10.2% to $21.7 million in the three months ended June 30, 2005 from $19.7 million in the three months ended June 30, 2004. Net sales of the Girbaud men's product line increased $0.9 million, or 5.4% to $17.7 million while the Girbaud women's product line increased $1.1 million, or 37.9% to $4.0 million.

The reader is cautioned that the following disclosures regarding the effects of unit and dollar volume changes in sales upon revenues are based on gross revenue and gross unit sales data that have not been adjusted to account for returns, discounts or allowances.

Dollar Volume Changes in Sales

     The Company's sales at regular prices of jeans and tops, and its sales of tee-shirts at regular prices (in each case, unadjusted for returns, discounts or allowances), which included for each category all sales except promotional sales and off-price sales sold at discounts, increased in terms of aggregate dollar sales volumes during the second quarter of 2005 over the overall dollar sales volumes of those products at regular prices during the comparable period of 2004. The primary components of that increase were:

     o a $0.4 million, or 2.5%, decrease in the aggregate dollar volume of sales of jeans and tops (items with an average unit selling price in the range of $28-$33 per unit)

     o coupled with a $0.7 million, or 34.7% increase in the aggregate dollar volume of sales of tee-shirts (items with an average selling price in the range of $12-$15 per unit for the season), and

     o a $1.9 million, or 45.9% increase in the aggregate dollar volumes of goods that were sold at promotional and off-price discounts.

Unit Volume Changes in Sales


     Total unit sales (unadjusted for returns or allowances) increased 32.2% to 1,184,300 units in the second quarter of 2005 from 895,700 units during the same period of 2004. The increase in sales revenues generated by the Company resulted from the combination of:

     o a 12,750 unit, or 2.6%, increase in sales of jeans and tops at regular prices;

     o a 75,150 unit, or 56.6%, increase in sales of tee shirts at regular prices; and

     o a 200,700 unit, or 74.8%,increase in sales of goods at promotional and off-price discounts.

Gross Profit

     Gross profit increased 17.3% to $8.8 million in the second quarter of 2005 from $7.5 million in the same quarter of 2004. Gross margins increased to 40.6% in the second quarter of 2005 from 38.1% in the second quarter of 2004. As the Company increased its sales of product sold at regular prices and reduced its losses on the liquidation of older men's inventory, the Company was able to improve both its gross profit and profit margins in the second quarter of 2005 compared to the same period of 2004.

Operating Expenses

     Operating expenses increased 11.9% to $6.6 million in the three months ended June 30, 2005 from $5.9 million in the three months ended June 30, 2004. The increase in operating expenses resulted primarily from design sample expenses, professional fees and other operating personnel expenses. Operating expenses as a percentage of net sales were 30.4% in the second quarter of 2005, compared to 29.9% in the same period of 2004. Selling expenses increased $0.5 million in the second quarter of 2005 compared to the same period of 2004 primarily as a result of higher design sample expense and design and selling personnel. Advertising and promotional related expenses remained unchanged at $0.2 million in the second quarters of 2005 and 2004. The Company is required to spend the greater of an amount equal to 3% of Girbaud net sales or $0.9 million in advertising and related expenses promoting the Girbaud brand products in each year of the terms of the Girbaud agreements. License fees decreased to $1.2 million in the three months ended June 30, 2005 from $1.3 million in the three months ended June 30, 2004. This slight decrease is attributable to the product mix shift to women's products which did not exceed the minimum license fee, as well as an increase in off-price goods which require a lower license fee percentage (3% compared to 6.25%). Distribution and shipping increased slightly to $0.6 million in the three months ended June 30, 2005 compared to $0.5 million in the same period of 2004. This increase was attributable to an increase in units shipped in the second quarter of 2005 compared to the same period of 2004. General and administrative expenses increased slightly to $2.1 million in the three months ended June 30, 2005 from $2.0 million in the three months ended June 30, 2004. The increase is attributable to increases in professional fees and other related costs for the three months ended June 30, 2005. The increase in professional fees is associated with consulting fees required for the Company's implementation of its Sarbanes-Oxley program and other internal consulting services.

Operating Income

     Operating income increased $0.7 million to $2.2 million in the three months ended June 30, 2005 compared to $1.5 million in the three months ended June 30, 2004. The improvement was due to higher gross margins on higher net sales partially offset by higher operating expenses.

Interest Expense, net

     Interest expense, net decreased to $0.1 million for the three months ended June 30, 2005 compared to $0.2 million for the same period of 2004 due to lower overall borrowings on the Company's revolving line of credit facility.

Income Taxes

     The Company has recorded a liability for alternative minimum tax related to the usage of net operating loss carryforwards in the current year. Any other income tax liability will be offset with the $41.2 million in net operating loss carryforwards. These net operating loss carryforwards begin to expire in 2014 for income tax reporting purposes.


Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004

Net Sales

     Net sales increased 12.6% to $45.5 million in the six months ended June 30, 2005 from $40.4 million in the six months ended June 30, 2004. Net sales of the Girbaud men's product line increased $2.7 million or 7.8% to $37.1 million while the Girbaud women's product line increased $2.4 million, or 40.0% to $8.4 million.

The reader is cautioned that the following disclosures regarding the effects of unit and dollar volume changes in sales upon revenues are based on gross revenue and gross unit sales data that have not been adjusted to account for returns, discounts or allowances.

Dollar Volume Changes in Sales

     The Company's sales at regular prices of jeans and tops, and its sales of tee-shirts at regular prices (in each case, unadjusted for returns, discounts or allowances), which included for each category all sales except promotional sales and off-price sales sold at discounts, increased in terms of aggregate dollar sales volumes during the first half of 2005 over the overall dollar sales volumes of those products at regular prices during the comparable period of 2004. The primary components of that increase were:

     o a $1.7 million, or 5.8%, increase in the aggregate dollar volume of sales of jeans and tops (items with an average unit selling price in the range of $28-$33 per unit)

     o coupled with a $2.2 million, or 54.3% increase in the aggregate dollar volume of sales of tee-shirts (items with an average selling price in the range of $12-$15 per unit for the season), and

     o a $1.4 million, or 14.2% increase in the aggregate dollar volumes of goods that were sold at promotional and off-price discounts.

Unit Volume Changes in Sales


     Total unit sales (unadjusted for returns or allowances) increased 23.6% to 2,351,400 units in the first half of 2005 from 1,903,000 units during the same period of 2004. The increase in sales revenues generated by the Company resulted from the combination of:

     o a 57,200 unit, or 6.0%, increase in sales of jeans and tops at regular prices;

     o a 166,400 unit, or 60.1%, increase in sales of tee shirts at regular prices; and

     o a 224,800 unit, or 33.5%, increase in sales of goods at promotional and off-price discounts.

Gross Profit

     Gross profit increased 27.9% to $18.8 million in the first half of 2005 from $14.7 million in the same period of 2004. Gross margins increased to 41.3% in the first half of 2005 from 36.4% in the same period of 2004. As the Company increased its sales of product sold at regular prices and reduced its losses on the liquidation of older men's inventory, the Company was able to improve both its gross profit and profit margins in the first half of 2005 compared to the same period of 2004.

Operating Expenses

     Operating expenses increased 14.9% to $13.9 million in the six months ended June 30, 2005 from $12.1 million in the six months ended June 30, 2004. The increase in operating expenses resulted primarily from commission expense associated with higher net sales, design sample expenses, professional fees and other operating personnel expenses. Operating expenses as a percentage of net sales were 30.5% in the first half of 2005, compared to 30.0% in the same period of 2004. Selling expenses increased $0.9 million in the first half of 2005 compared to the same period of 2004 primarily as a result of higher design sample expense and design and sales personnel expenses. Advertising and promotional related expenses remained unchanged at $0.7 million in the first half of 2005 and 2004. License fees remained relatively unchanged at $2.7 million in the six months ended June 30, 2005 and 2004. This slight decrease is attributable to the product mix shift to women's products which did not exceed the minimum license fee, as well as an increase in off-price goods which require a lower license fee percentage (3% compared to 6.25%). Distribution and shipping increased slightly to $1.1 million in the six months ended June 30, 2005 compared to $1.0 million in the same period of 2004. This increase was attributable to an increase in units shipped in the second quarter of 2005 compared to the same period of 2004. General and administrative expenses increased to $4.4 million in the six months ended June 30, 2005 from $3.7 million in the six months ended June 30, 2004. The increase is attributable to increases in professional fees associated with consulting fees required for the Company's implementation of its Sarbanes-Oxley program and other internal consulting services and additional personnel cost for the six months ended June 30, 2005.

Operating Income

     Operating income increased $2.3 million to $4.9 million in the six months ended June 30, 2005 compared to $2.6 million in the six months ended June 30, 2004. The improvement was due to higher gross margins on higher net sales partially offset by higher operating expenses.

Interest Expense, net

     Interest expense, net decreased to $0.3 million for the six months ended June 30, 2005 compared to $0.4 million for the same period of 2004 due to lower overall borrowings on the Company's revolving line of credit facility.

Income Taxes

     The Company has recorded a liability for alternative minimum tax related to the usage of net operating loss carryforwards in the current year. Any other income tax liability will be offset with the $41.2 million in net operating loss carryforwards. These net operating loss carryforwards begin to expire in 2014 for income tax reporting purposes.

Liquidity and Capital Resources

     The Company has relied primarily on asset-based borrowings, internally generated funds and trade credit to finance its operations. The Company's capital requirements primarily result from working capital needed to support increases in inventory and accounts receivable. As of June 30, 2005, the Company had cash and cash equivalents, including temporary investments, of $0.7 million and working capital of $11.7 million compared to $0.9 million and $6.0 million, respectively, as of June 30, 2004.

Cash Flows

     Cash used in operations totaled $1.5 million for the first six months of 2005, compared to cash provided by operations of $0.6 million for the same period of 2004. The $2.1 million decrement is primarily due to net income of $4.5 million offset by decreases in inventories reduced by increases in accounts receivable and decreases in accounts payable and accrued expenses. Cash used for investing activities was $1.0 million for the first six months of 2005. Cash used by investing activities was insignificant in the first six months of 2004. Cash provided by financing activities was $2.2 million for the first six months of 2005, resulting primarily from borrowings on the Company's revolving line of credit, and increase in outstanding checks and cash received for issuance of common stock related to the exercise of stock options.

     Accounts receivable increased $4.4 million from December 31, 2004 to June 30, 2005 due to increased year to date sales compared to an increase of $2.9 million from December 31, 2003 to June 30, 2004. Inventory decreased $1.8 million from December 31, 2004 to June 30, 2005 as the inventory was built up at December 31, 2004 to ship earlier in the first quarter. Inventories increased in the same period of 2004 as inventory levels had not been built up at December 31, 2003. Capital expenditures were $1.0 million for the first six months of 2005 due to the build out of the new office space in New York. Outstanding checks increased $0.9 million from December 31, 2004 to June 30, 2005 compared to an increase of $0.1 million in the same period of 2004. Net borrowings on the Company's revolving line of credit increased $1.1 million from December 31, 2004 to June 30, 2005 compared to a decrease of $0.8 million in the same period of 2004. The Company received $0.1 million during the first half of 2005 from its issuance of common stock related to the exercise of stock options. There was no stock activity during the same period of 2004.

Credit Facilities

     On December 30, 2004, the Company entered into a three year credit facility (the "Credit Facility") with Wachovia Bank, National Association ("Wachovia"). The Credit Facility provides that the Company may borrow, using as collateral, up to 85% of eligible accounts receivable and a portion of eligible inventory, both as defined by the Credit Facility. Borrowings under the Credit Facility may not exceed $25.0 million including outstanding letters of credit which are limited to $8.0 million at any one time. There were approximately $2.4 million of outstanding letters of credit at June 30, 2005. The Credit Facility accords to the Company the right, at its election, to borrow these amounts as either
Prime Rate Loans or LIBOR Loans. Prime Rate Loans bear interest at the prime rate plus the applicable margin in effect from time to time. LIBOR Loans are limited to three in total, must be a minimum of $1,000,000 each and in integral multiples of $500,000 in excess of that amount, and bear interest at the LIBOR rate plus the applicable margin in effect from time to time. The applicable margins, as defined by the Credit Facility, fluctuate from 0.00% to 0.75% for the Prime Loans and 2.00% to 2.75% for LIBOR Loans. The applicable margins are inversely affected by fluctuations in the amount of "excess availability" - the unused portion of the amount available under the facility - which are in staggered increments from less then $2.5 million to $7.5 million. The Prime Rate and the LIBOR Rate were 6.25% and 3.86% respectively at June 30, 2005. The Credit Facility also requires the Company to comply with certain covenants expressed as fixed charge coverage ratios and tangible liability to net worth ratios. The Company is currently in compliance with these covenants, however, there can be no assurance that the Company will continue to comply with these covenants during the remainder of 2005. As collateral security for its obligations under the Credit Facility, ICI unconditionally guaranteed the payment and performance of all obligations arising thereunder, and the Partnership granted a first priority security interest in all of its assets to Wachovia. In 2004, the Company paid $79,379 as a facility fee to Wachovia in connection with the consummation of the Credit Facility. That fee was deferred and will be amortized over the life of the Credit Facility.

     The Company extends credit to its customers. Accordingly, the Company may have significant risk in collecting accounts receivable from its customers. The Company has credit policies and procedures which it uses to minimize exposure to credit losses. The Company's collection personnel regularly contact customers with receivable balances outstanding beyond 30 days to expedite collection. If these collection efforts are unsuccessful, the Company may discontinue merchandise shipments until the outstanding balance is paid. Ultimately, the Company may engage an outside collection organization to collect past due accounts. Timely contact with customers has been effective in reducing credit losses. The Company's credit losses were $0.1 million for the first six months of 2005 and 2004, and the Company's actual credit losses as a percentage of net sales were 0.2% and 0.3%, respectively.


     On May 6, 2002, Textile Investment International S.A. ("Textile"), an affiliate of Latitude Licensing Corp. ("Latitude"), the licensor of the Company, acquired a note that the Company had issued to a former licensor. On May 21, 2002, Textile exchanged that note for an amended and restated note bearing interest at the rate of 8% per annum, (the "Replacement Note"), which subordinated Textile's rights under the note to the rights of Congress under the Credit Agreement, deferred the original note's principal payments and extended the maturity date of the note until 2007. In connection with the execution of the Credit Facility, the Replacement Note was further amended and restated to subordinate Textile's rights to the rights of Wachovia under the Credit Facility (the "Amended and Restated Replacement Note" and together with the Replacement Note, the "Textile Notes"). Pursuant to the subordination provisions of the Textile Notes, the Company was obligated to defer the payments that otherwise would have been due thereunder during each calendar quarter commencing with the quarter ended December 31, 2002 and continuing through March 31, 2005. Also, pursuant to the provisions of the Textile Notes, the non-payment and deferral of those payments did not constitute a default thereunder.

     Pursuant to an Intercreditor and subordination agreement entered into by Wachovia and Textile in connection with the consummation of the Credit Facility, Textile was permitted to elect to authorize the Company to defer the payment of quarterly amounts that otherwise would be due and payable under the Amended and Restated Replacement Note and apply such amount in payment of deferred royalties under the licensing agreements. Pursuant to amendments to the licensing agreements executed in December 2004, the payment of approximately $2.3 million of minimum and additional royalties that otherwise would have been payable in 2004 was deferred, and the payment thereof became due and payable during the 18 month period which commenced in June 2005 (see Note 7). As of June 30, 2005, all 2004 deferred royalty payments were paid in full. The obligations under the Textile Notes have been classified as current or long-term based upon the respective original due dates of the quarterly payments specified in the Replacement Note or the Amended and Restated Replacement Note, as the case may be. Accordingly, each deferred quarterly payment has been classified as current even though the payment thereof may not be due until a future year. The Company anticipates that it will resume making note payments under the Amended and Restated Replacement Note in the third quarter of 2005.

The Company has the following contractual obligations and commercial commitments as of June 30, 2005:


 Schedule of contractual obligations:
                            Payments Due By Period
                            -------------------------------------------------------------------------------------
                                 Total           Less than 1      1-3 years       4-5 years      After 5 years
                                                    year
                            -----------------   --------------  --------------  --------------  -----------------
Revolving line of credit     $     1,315,389      $ 1,315,389    $         --     $         --       $         --
Long term debt (1)                 8,328,690        5,670,000       2,658,690               --                 --
Operating leases                   4,591,650          486,013         929,076          905,800          2,270,761
Employment agreements              1,961,500          900,750       1,060,750               --                 --
License agreement fee
obligations                       11,392,526        4,642,526       6,750,000               --                 --
License agreement fashion
show obligation                      825,000          375,000         450,000               --                 --
License agreement creative
& advertising fee
obligations                          500,000          215,000         285,000               --                 --
Promotional expense
license requirement                1,970,000          620,000       1,350,000               --                 --
                            -----------------   --------------  --------------  --------------   ----------------
Total contractual cash
obligations                  $    30,884,755      $14,224,678    $ 13,483,516     $    905,800       $  2,270,761
                            =================   ==============  ==============  ==============   ================


     (1) Long term debt includes principle of $6.6 million, accrued interest of $1.3 million and interest to be paid in future periods of $0.4 million.

     The Company believes that current levels of cash and cash equivalents ($0.7 million at June 30, 2005), together with funds available under its existing or future credit facilities, will be sufficient to meet its capital requirements for the next 12 months.

Backlog and Seasonality

     The Company's business is impacted by the general seasonal trends that are characteristic of the apparel and retail industries. In the Company's segment of the apparel industry, sales are generally higher in the first and third quarters. Historically, the Company has taken greater markdowns of its inventory sell-offs in the second and fourth quarters. The Company generally receives orders for its products three to five months prior to the time the products are delivered to stores. The backlog of orders at any given time is affected by a number of factors, including seasonality, weather conditions, scheduling of manufacturing and shipment of products. As the time of the shipment of products may vary from year to year, the results for any particular quarter may not be indicative of the results for the full year. The Company had unfilled orders of $26.1 million at June 30, 2005, a decrease of 30.2% compared to $37.4 million at June 30, 2004. This is largely the function of a reordering of the Company's priorities. Last year, the objective was more concentrated on selling than effectively communicating a focused brand identity through balanced merchandise assortments. While orders were strong in the prior year period, profitability was negatively impacted at the end of the season. This year, new sales management has instituted appropriate procedures to guard and refine the brand identity as well as improve profitability. The planned exit from underperforming men's doors combined with an exit from most of the women's urban department stores, essentially a clean-up versus last year, is reflected in the reduced backlog numbers. The Company remains comfortable with its ability to meet revenue and earnings targets for the remainder of the 2005 fiscal year.

Limited Dependence on One Customer

     The Company's customer base is not concentrated in any specific geographic region, but is concentrated in the retail industry. Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of trade accounts receivable. The Company's customer base is not concentrated in any specific geographic region, but is concentrated in the retail industry. As of June 30, 2005, the Company had one customer who accounted for 15.0% of trade accounts receivable compared to one customer who accounted for 14.6% of trade accounts receivable as of June 30, 2004. For the three months ended June 30, 2005, sales to two customers accounted for 10.1% of net sales each compared to only one customer one customer who accounted for 10.8% of net sales for the three months ended June 30, 2004. For the six months ended June 30, 2005 and 2004, sales to no one customer accounted for more than 10.0% of net sales. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

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


PART II--OTHER INFORMATION

Item 1.  Legal Proceedings

     On or about April 28, 2005, Daniel G. Gladstone, a former executive of the Company, commenced an arbitration proceeding before the American Arbitration Association against the Company and its subsidiary, I.C. Isaacs & Company, LP, claiming that they wrongfully terminated his employment for cause. In the proceeding, Mr, Gladstone seeks damages in amounts he contends otherwise would have been due to him under his executive employment contract, including approximately $1 million in alleged severance and bonus, and approximately $2 million in profits he claims he would have derived from unexercised (and now terminated) stock options originally issued pursuant to the Company's Amended and Restated Omnibus Stock Incentive Plan. The Company has filed an answer denying all of Mr. Gladstone's material allegations, has interposed a counterclaim against him, and is vigorously defending the proceeding. The Company believes that it will prevail in these proceedings.

Item 4.   Submission of Matters to a Vote of Security Holders

     The Company held its annual meeting of stockholders on June 28, 2005. As of the May 24, 2005 record date of the meeting, there were a total of 11,707,573 shares of the Company's common stock outstanding and entitled to be voted at the annual meeting. There were 7,162,578 shares (61.2%) present in person or by proxy at the meeting.

     At the meeting, the following directors were elected at the meeting to serve until the 2006 Annual Meeting and until their respective successors shall be duly elected and qualified:

                                                        Number of Shares
                                                -------------------------------
       Director                                    For              Withheld
       ------------------------------------     -------------     -------------
       Olivier Bachellerie                       6,279,078          10,500
       Rene Faltz                                7,152,028          10,500
       Neal J. Fox                               7,151,628          10,950
       Francois Girbaud                          7,152,028          10,500
       Jon Hechler                               7,152,028          10,500
       Roland Loubet                             7,152,028          10,500
       John McCoy II                             7,152,028          10,500
       Peter J. Rizzo                            7,152,028          10,500
       Robert S. Stec                            7,130,778          31,800

     Also at the meeting, the stockholders approved the adoption of the 2005 Non-Employee Directors' Option Plan by a vote of 7,067,063 shares in favor ( 60.4%) and 92,515 shares opposed to the proposal.

     Also at the meeting, the stockholders ratified the selection of BDO Seidman, LLP as the Company's independent accountants for the fiscal year ending December 31, 2005 by a vote of 7,162,228 shares in favor (61.2%) and 350 shares opposed to the proposal.



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

                                          I.C. ISAACS & COMPANY, INC


Dated: August 15, 2005        BY:            /s/ PETER J. RIZZO
                                   --------------------------------------------
                                                Peter J. Rizzo,
                                            Chief Executive Officer


Dated: August 15, 2005        BY:          /s/ EUGENE C. WIELEPSKI
                                   --------------------------------------------
                                   Eugene C. Wielepski, Chief Financial Officer
                                          (Principal Financial Officer)

                                Index to Exhibits

Exhibit No.                                      Description
-----------                                      -----------
     31.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
     31.2 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
     32.1 Certification Pursuant to Section 1350 of chapter 63 of Title 18 of the United States Code