Form 10-Q
period 2005-09-30
IC ISAACS & CO INC
filed 2005-11-14
CIK 1041179

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                    FORM 10-Q

(Mark One)

   |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                For the Quarterly Period Ended September 30, 2005
                                       or

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

     As of November 11, 2005, 11,790,090 shares of common stock, par value $.0001 per share, ("Common Stock") of the Registrant were outstanding.

================================================================================

                           I.C. ISAACS & COMPANY, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS



                         PART I - FINANCIAL INFORMATION                  Page(s)
                                                                         -------

     ITEM 1. FINANCIAL STATEMENTS                                        3 - 16
             Consolidated Balance Sheets (Unaudited)                          3
             Consolidated Statements of Operations (Unaudited)                4
             Consolidated Statements of Cash Flows (Unaudited)                5
             Consolidated Statements of Stockholders' Equity (Unaudited)      6
             Summary of Accounting Policies                                   7
             Notes to Consolidated Financial Statements                      10

     ITEM    2. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             RESULTS  OF  OPERATIONS                                     18 - 26
             Important  information  Regarding Forward-Looking  Statements    17
             Significant  Accounting Policies and Estimates                   17
             Results  of  Operations                                          18
             Liquidity  and  Capital Resources                                23
             Backlog and  Seasonality                                         25
             Limited  Dependence on One Customer                              26

     ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK       27

     ITEM 4. CONTROLS AND PROCEDURES                                          27

                           PART II - OTHER INFORMATION


     ITEM 6. EXHIBITS

             SIGNATURES


                          PART I--FINANCIAL INFORMATION
                           I.C. Isaacs & Company, Inc.
                     Consolidated Balance Sheets (Unaudited)

Item 1. Financial Statements.

                                                                  September 30,    December 31,
                                                                      2005             2004
                                                                 --------------   --------------

Assets
Current
  Cash, including temporary investments of $413,000 and $70,000  $     542,588    $   1,045,905
  Accounts receivable, less allowance for doubtful accounts of
   $540,000 and $316,000                                            16,299,201       10,015,723
  Inventories (Note 1)                                               5,629,825        8,317,437
  Deferred tax asset (Note 4)                                        1,193,000        1,193,000
  Prepaid expenses and other                                           262,249          509,503
                                                                 --------------   --------------
    Total current assets                                            23,926,863       21,081,568
Property, plant and equipment, at cost, less accumulated
 depreciation and amortization                                       2,952,302        2,088,233
Other assets                                                         4,564,708        4,663,109
                                                                 --------------   --------------
                                                                 $  31,443,873    $  27,832,910
                                                                 ==============   ==============
Liabilities And Stockholders' Equity
Current
  Outstanding checks                                             $      52,649    $          --
  Revolving line of credit (Note 2)                                  1,337,714          223,283
  Current maturities of long-term debt (Note 2)                      3,363,772        3,366,180
  Accounts payable                                                   1,457,117        3,097,963
  Accrued expenses and other current liabilities (Note 3)            3,985,848        5,799,574
                                                                 --------------   --------------
    Total current liabilities                                       10,197,100       12,487,000
                                                                 --------------   --------------

Long-term debt (Note 2)                                              2,103,462        3,191,728
                                                                 --------------   --------------

Commitments and Contingencies (Note 7)

Stockholders' Equity (Note 6)
  Preferred stock; $.0001 par value; 5,000,000 shares
   authorized, none outstanding                                             --               --
  Common stock; $.0001 par value; 50,000,000 shares
   authorized, 12,966,799 and 12,790,799 shares issued;
   11,790,090 and 11,614,090 shares outstanding                          1,297            1,279
  Additional paid-in capital                                        44,294,803       44,100,636
  Accumulated deficit                                              (22,829,918)     (29,624,862)
  Treasury stock, at cost (1,176,709 shares)                        (2,322,871)      (2,322,871)
                                                                 --------------   --------------
    Total stockholders' equity                                      19,143,311       12,154,182
                                                                 --------------   --------------
                                                                 $  31,443,873    $  27,832,910
                                                                 ==============   ==============

          See accompanying notes to consolidated financial statements.

                                                   Three Months Ended             Nine Months Ended
                                                     September 30,                   September 30,
                                              ----------------------------  ----------------------------
                                                  2005            2004          2005           2004
                                              -------------  -------------  -------------  -------------
Net sales                                     $ 20,296,262   $ 21,888,273   $ 65,747,488   $ 62,320,385
Cost of sales                                   11,499,782     12,258,801     38,157,524     37,987,777
                                              -------------  -------------  -------------  -------------

Gross profit                                     8,796,480      9,629,472     27,589,964     24,332,608
                                              -------------  -------------  -------------  -------------

Operating Expenses
  Selling                                        2,764,214      3,034,173      8,454,444      7,829,420
  License fees                                   1,253,119      1,356,436      3,976,119      4,007,523
  Distribution and shipping                        532,163        493,439      1,662,370      1,480,101
  General and administrative                     1,832,556      2,018,161      6,217,547      5,696,819
                                              -------------  -------------  -------------  -------------
Total operating expenses                         6,382,052      6,902,209     20,310,480     19,013,863
                                              -------------  -------------  -------------  -------------
Operating income                                 2,414,428      2,727,263      7,279,484      5,318,745
                                              -------------  -------------  -------------  -------------
Other income (expense)
  Interest, net of interest income                 (93,613)      (191,917)      (343,779)      (582,934)
  Other, net                                            --          1,185            239         24,767
                                              -------------  -------------  -------------  -------------
Total other expense                                (93,613)      (190,732)      (343,540)      (558,167)
                                              -------------  -------------  -------------  -------------
Income before income taxes                       2,320,815      2,536,531      6,935,944      4,760,578
Income tax expense (Note 4)                         49,000         48,000        141,000         94,000
                                              -------------  -------------  -------------  -------------
Net income                                    $  2,271,815   $  2,488,531   $  6,794,944   $  4,666,578
                                              -------------  -------------  -------------  -------------
Basic earnings per share                      $       0.19   $       0.22   $       0.58   $       0.42
Basic weighted average shares outstanding       11,750,674     11,164,621     11,706,133     11,142,947

Diluted earnings per share                    $       0.17   $       0.18   $       0.50   $       0.36
Diluted weighted average shares outstanding     13,464,257     13,669,538     13,464,257     13,116,864

          See accompanying notes to consolidated financial statements.


              I.C. Isaacs & Company, Inc. Consolidated Statements
                           of Cash Flows (Unaudited)

                                                               Nine Months Ended
                                                         -----------------------------
                                                                   September 30,
                                                         -----------------------------
                                                             2005            2004
                                                         -------------   -------------
Operating Activities
  Net income                                             $  6,794,944    $  4,666,578
Adjustments to reconcile net income to cash (used in)
 provided by operating activities
  Provision for doubtful accounts                             424,000         333,348
  Write off of accounts receivable                           (200,441)       (144,348)
  Provision for sales returns and discounts                 2,605,881       2,686,823
  Sales returns and discounts                              (2,794,890)     (2,503,833)
  Depreciation and amortization                               428,183         439,367
(Increase) decrease in assets
  Accounts receivable                                      (6,318,028)     (3,691,386)
  Inventories                                               2,687,612      (2,868,869)
  Prepaid expenses and other                                  247,254        (139,029)
  Other assets                                                 78,556        (165,637)
Increase (decrease) in liabilities
  Accounts payable                                         (1,640,846)        643,325
  Accrued expenses and other current liabilities           (1,813,726)      2,575,377
                                                         -------------   -------------

Cash provided by operating activities                         498,499       2,162,990
                                                         -------------   -------------

Investing Activities
  Capital expenditures                                     (1,272,407)       (428,353)
                                                         -------------   -------------
Cash used in investing activities                          (1,272,407)       (428,353)
                                                         -------------   -------------

Financing Activities
  Outstanding checks                                           52,649         509,173
  Net borrowings (payments) on revolving line of credit     1,114,431      (1,602,294)
  Principal payments on long-term debt                     (1,090,674)             --
  Issuance of common stock                                    194,185          47,013
  Cash on deposit to secure letter of credit                       --        (250,000)
                                                         -------------   -------------

Cash provided by (used in) financing activities               270,591      (1,296,108)
                                                         -------------   -------------

(Decrease) increase in cash and cash equivalents             (503,317)        438,529
Cash and Cash Equivalents, at beginning of period           1,045,905         782,519
                                                         -------------   -------------

Cash and Cash Equivalents, at end of period              $    542,588    $  1,221,048
                                                         -------------   -------------

          See accompanying notes to consolidated financial statements.

                           I.C. Isaacs & Company, Inc.
           Consolidated Statements of Stockholders' Equity (Unaudited)

                                     Common Stock         Additional                     Treasury
                                ----------------------     Paid-in      Accumulated    -------------
                                   Shares      Amount      Capital         Deficit         Stock          Total
                                ------------  --------  -------------  --------------  -------------  -------------
Balance, at December 31, 2004    12,790,799   $ 1,279   $ 44,100,636   $ (29,624,862)  $ (2,322,871)  $ 12,154,182
 Net Income                              --        --             --       6,794,944             --      6,794,944
 Issuance of common stock           176,000        18        194,167              --             --        194,185
                                ------------  --------  -------------  --------------  -------------  -------------

Balance, at September 30, 2005   12,966,799   $ 1,297   $ 44,294,803   $ (22,829,918)  $ (2,322,871)  $ 19,143,311
                                ============  ========  =============  ==============  =============  =============


                                     Common Stock         Additional                     Treasury
                                ----------------------     Paid-in      Accumulated    -------------
                                   Shares      Amount      Capital         Deficit         Stock          Total
                                ------------  --------  -------------  --------------  -------------  -------------
Balance, at December 31, 2003    12,311,366   $ 1,231   $ 43,658,853   $ (35,790,241)  $ (2,322,871)  $  5,546,972
 Net Income                              --        --             --       4,666,578             --      4,666,578
 Issuance of common stock            65,333         7         47,006              --             --         47,013
                                ------------  --------  -------------  --------------  -------------  -------------

Balance, at September 30, 2004   12,376,699   $ 1,238   $ 43,705,859   $ (31,123,663)  $ (2,322,871)  $ 10,260,563
                                ============  ========  =============  ==============  =============  =============


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

Interim Financial Information

         In the opinion of management, the interim financial information as of September 30, 2005 and for the nine months ended September 30, 2005 and 2004 contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods. Results for interim periods are not necessarily indicative of results to be expected for an entire year.

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

Revenue Recognition

      Net revenue is recognized upon the transfer of title and risk of ownership to customers. Revenue is recorded net of discounts, as well as provisions for estimated returns and allowances. On a seasonal basis, the Company negotiates price adjustments with its retail customers as sales incentives. The Company estimates the cost of such adjustments on an ongoing basis considering historical trends, projected seasonal results and an evaluation of current economic conditions. For the three and nine months ended September 30, 2005, these costs were recorded as a reduction to net revenue and the September 30, 2004 amounts have been reclassified to reflect this change. These price adjustments, which were previously classified as selling expenses in prior years, were $1,009,000 and $909,000 for the three months ended September 30, 2005 and 2004 respectively and were $2,958,000 and $2,412,000 for the nine months ended September 30, 2005 and 2004 respectively. This change has no effect on net income in any period presented.

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

Concentration of Credit Risk

         Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of trade accounts receivable. The Company's customer base is not concentrated in any specific geographic region, but is concentrated in the retail industry. As of September 30, 2005, none of the Company's customers accounted for more then 10.0% of trade accounts receivable. As of September 30, 2004, the Company had one customer who accounted for 14.3% of trade accounts receivable. For the three and nine months ended June 30, 2005 and 2004, none of the Company's customers accounted for more than 10.0% of net sales. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

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

Earnings Per Share

         Earnings per share is based on the weighted average number of shares of common stock and dilutive common stock equivalents outstanding. Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity. See Note 5 for the reconciliation of the basic and diluted earnings per share for the three months and nine months ended September 30, 2005 and 2004.

Recent Accounting Pronouncements

         In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement No. 123(R), Share-Based Payment, which is a revision of Statement 123. Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their grant-date fair values. Pro forma disclosure is no longer an alternative. As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using APB 25's intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123(R)'s fair value method may have a significant impact on the Company's results of operations. The impact of adoption of SFAS 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. In April 2005, the Securities and Exchange Commission delayed the effective date of SFAS 123(R), which is now effective for public companies for annual, rather than interim, periods that begin after June 15, 2005. The Company is currently evaluating the impact on its financial statements upon the adoption of SFAS 123(R) on January 1, 2006.

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

         In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. SFAS No. 154 replaces APB No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and establishes retrospective application as the required method for reporting a change in accounting principle. SFAS No. 154 provides guidance for determining whether retrospective application of a change in accounting principle is impractical and for reporting a change when retrospective application is impractical. The reporting of a correction of an error by restating previously issued financial statements is also addressed. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not anticipate that the adoption of SFAS No.154 will have a material impact on its financial statements.

                I.C. Isaacs & Company, Inc. Notes to Consolidated
                        Financial Statements (Unaudited)

1. Inventories

                                                                    September 30,     December 31,
Inventories consist of the following:                                   2005              2004
                                                                   -------------     -------------
Work-in-process...............................................      $  1,368,494     $  3,688,980
Finished Goods................................................         4,261,331        4,628,457

                                                                    $  5,629,825     $  8,317,437



2. Long-Term Debt

          On December 30, 2004, the Company entered into a three year credit facility (the "Credit Facility") with Wachovia Bank, National Association ("Wachovia"). The Credit Facility provides that the Company may borrow, using as collateral, up to 85% of eligible accounts receivable and a portion of eligible inventory, both as defined by the Credit Facility. Borrowings under the Credit Facility may not exceed $25.0 million including outstanding letters of credit which are limited to $8.0 million at any one time. There were approximately $1.9 million of outstanding letters of credit at September 30, 2005. The Credit Facility accords to the Company the right, at its election, to borrow these amounts as either Prime Rate Loans or LIBOR Loans. Prime Rate Loans bear interest at the prime rate plus the applicable margin in effect from time to time. LIBOR Loans are limited to three in total, must be a minimum of $1,000,000 each and in integral multiples of $500,000 in excess of that amount, and bear interest at the LIBOR rate plus the applicable margin in effect from time to time. The applicable margins, as defined by the Credit Facility, fluctuate from 0.00% to 0.75% for the Prime Loans and 2.00% to 2.75% for LIBOR Loans. The applicable margins are inversely affected by fluctuations in the amount of "excess availability" - the unused portion of the amount available under the facility - which are in staggered increments from less then $2.5 million to $7.5 million. The Prime Rate and the LIBOR Rate were 6.75% and 4.41% respectively at September 30, 2005. The Credit Facility also requires the Company to comply with certain covenants expressed as fixed charge coverage ratios and tangible liability to net worth ratios. The Company is currently in compliance with these covenants, however, there can be no assurance that the Company will continue to comply with these covenants during the remainder of 2005. As collateral security for the Company's obligations under the Credit Facility, ICI unconditionally guaranteed the payment and performance of all obligations arising thereunder, and the Partnership granted a first priority security interest in all of its assets to Wachovia. In 2004, the Company paid $79,379 as a facility fee to Wachovia in connection with the consummation of the Credit Facility. That fee is deferred and will be amortized over the life of the Credit Facility.

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

           Pursuant to an Intercreditor and subordination agreement entered into by Wachovia and Textile in connection with the consummation of the Credit Facility, Textile was permitted to elect to authorize the Company to defer the payment of quarterly amounts that otherwise would have been due and payable under the Amended and Restated Replacement Note and apply such amount in payment of deferred royalties under the licensing agreements. Pursuant to amendments to the licensing agreements executed in December 2004, the payment of approximately $2.3 million of minimum and additional royalties that otherwise would have been payable in 2004 was deferred, and the payment thereof became due and payable during the 18 month period which commenced in June 2005 (see Note 7). As of June 30, 2005, all 2004 deferred royalty payments were paid in full. The obligations under the Textile Notes have been classified as current or long-term based upon the respective original due dates of the quarterly payments specified in the Replacement Note or the Amended and Restated Replacement Note, as the case may be. Accordingly, each deferred quarterly payment has been classified as current even though the payment thereof may not be due until a future year. As allowed under the Credit Facility, the Company resumed making payments on the Textile Notes in the third quarter of 2005 and made a total of $1,170,000 in principle and interest payments on those notes in 2005.

3. Accrued Expenses


                                                                     September 30,     December 31,
                                                                         2005              2004
                                                                    ----------------  ----------------
                    Accrued interest                                    $ 1,312,134      $  1,136,023
                    Management & selling bonuses                            989,047         1,087,442
                    Royalties & other licensor obligations, Note 7          571,354         2,489,274
                    Sales commissions payable                               291,901            51,629
                    Accrued rent expense                                    153,355           111,000
                    Accrued compensation                                    148,802           120,871
                    Property taxes                                          146,272            19,895
                    Accrued professional fees                               134,799            51,650
                    Payroll tax withholdings                                109,582            71,934
                    Severance accrual                                        52,853           290,570
                    Customer credit balances                                 20,840            82,832
                    Income taxes payable                                     18,672           148,000
                    Other                                                    36,237           138,454
                                                                    ----------------  ----------------
                                                                        $ 3,985,848       $ 5,799,574
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

5. Earnings Per Share

         The following table presents a reconciliation of the basic and diluted earnings per share with regard to the weighted average shares outstanding for the three months ended September 30, 2005 and 2004.

                                                                                       Per Share
                                                              Net Income     Shares     Amount
Three Months Ended September 30, 2005:                        ----------   ----------  --------
Basic earnings per share ..................................   $2,271,815   11,750,674   $0.19
Effect of dilutive options and warrants ...................                 1,713,583
Diluted earnings per share ................................   $2,271,815   13,464,257   $0.17

                                                                                      Per Share
                                                              Net Income     Shares     Amount
Three Months Ended September 30, 2004:                        ----------   ----------  --------
Basic earnings per share ..................................   $2,488,531   11,164,621   $0.22
Effect of dilutive options and warrants ...................                 2,504,917
Diluted earnings per share ................................   $2,488,531   13,669,538   $0.18


         The following table presents a reconciliation of the basic and diluted earnings per share with regard to the weighted average shares outstanding for the six months ended September 30, 2005 and 2004.

                                                                                      Per Share
                                                             Net Income     Shares     Amount
Nine Months Ended September 30, 2005:                        ----------   ----------  --------
Basic earnings per share ..................................   $6,794,944   11,706,133   $0.58
Effect of dilutive options and warrants ...................                 1,758,124
Diluted earnings per share ................................   $6,794,944   13,464,257   $0.50

                                                                                      Per Share
                                                             Net Income     Shares     Amount
Nine Months Ended September 30, 2004:                        ----------   ----------  --------
Basic earnings per share ..................................   $4,666,578   11,142,947   $0.42
Effect of dilutive options and warrants ...................                 1,973,917
Diluted earnings per share ................................   $4,666,578   13,116,864   $0.36


6. Stock Options

         Under the Company's Amended and Restated Omnibus Stock Plan (the "Company Plan"), the Company may grant qualified and nonqualified stock options, stock appreciation rights, restricted stock or performance awards, payable in cash or shares of common stock, to selected employees. The Company reserved 2,200,000 shares of common stock for issuance under the Company Plan. Options to purchase 95,000 and 25,000 shares of common stock were granted in the first nine months of 2005 and 2004 respectively. During the first nine months of 2005, options to purchase 435,650 shares of common stock were terminated. During the first nine months of 2005, options to purchase 176,000 shares of common stock were exercised, and the Company was paid $194,185 in connection therewith. During the first nine months of 2004, options to purchase 65,333 shares of common stock were exercised, and the Company was paid $47,013 in connection therewith. No options to purchase shares of common stock were terminated in the first nine months of 2004. There were outstanding options to purchase 1,074,167 and 2,004,917 shares of common stock at September 30, 2005 and 2004, respectively. There were outstanding warrants to purchase 500,000 shares of common stock at September 30, 2005 and 2004.

         Under the Company's 2005 Non-Employee Directors Stock Option Plan (the "Directors Plan") non-employee directors receive automatic grants of options to purchase common stock in amounts that are specified by such plan. The exercise prices of all options granted under the Directors Plan are fixed at 100% of the market price of the common stock on each grant date. The Company has reserved 450,000 shares of common stock for issuance under the Directors Plan. Options to purchase 120,000 shares of common stock were granted under the Directors Plan during the nine months ended September 30, 2005, all of which where outstanding and unexercised on that date

         The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS 123"), but applies the intrinsic value method set forth in Accounting Principles Board Opinion No. 25. For stock options granted to employees in 2005, the Company estimated the fair value of each option granted using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rate of 5.5% to 6.25%, expected volatility of 75%, expected option life of 5 to 10 years and no dividend payments for 2005. Using these assumptions, the fair value was $4.52 to $4.98 per stock option granted under the Company Plan during the first half of 2005 and $4.67 per stock option granted under the Directors Plan during the first nine months of 2005. For stock options granted to employees under the Company Plan in 2004, the Company estimated the fair value of each option granted using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rate of 3.04% expected volatility of 75%, expected option life of 5 years and no dividend payments for 2004. Using these assumptions, the fair value was $0.55 per stock option granted in the first nine months of 2004.

         If the Company had elected to recognize compensation expense based on the fair value at the grant dates, consistent with the method prescribed by SFAS No. 123, net income per share would have been changed to the pro forma amounts indicated below:


                                                                               Three Months Ended
                                                                                  September 30,
                                                                        ---------------------------------
                                                                             2005             2004
                                                                        ---------------- ----------------
Net income, as reported                                                 $     2,271,815      $ 2,488,531

          Less: Total stock based compensation expense determined
          under the fair value method for all awards                           (110,925)         (68,607)
                                                                        ---------------- ----------------
 Pro forma net income attributable to common stockholders               $     2,160,890      $ 2,419,924
                                                                        ================ ================
          Basic net income per common share

                  As reported                                           $          0.19      $      0.22
                  Pro forma                                             $          0.18      $      0.22

          Diluted net income per common share
                   As reported                                          $          0.17      $      0.18
                   Pro forma                                            $          0.16      $      0.18


                                                                                 Nine Months Ended
                                                                                   September 30,
                                                                        ---------------------------------
                                                                             2005             2004
                                                                        ---------------- ----------------
Net income, as reported                                                 $     6,794,944      $ 4,666,578

          Less: Total stock based employee compensation expense
          determined under the fair value method for all awards               (861,065)        (217,580)
                                                                        ---------------- ----------------
 Pro forma net income attributable to common stockholders               $     5,933,879      $ 4,448,998
                                                                        ================ ================
          Basic net income per common share
                   As reported                                          $          0.58      $      0.42
                   Pro forma                                            $          0.51      $      0.40

          Diluted net income per common share
                   As reported                                          $          0.50      $      0.36
                   Pro forma                                            $          0.44      $      0.34

7. Commitments and Contingencies

Girbaud Men's Licensing Agreement

         The Company has entered into an exclusive license agreement with Latitude to manufacture and market men's jeanswear, casual wear, outerwear and active influenced sportswear under the Girbaud brand and certain related trademarks in the United States, Puerto Rico and the U.S. Virgin Islands. Under the agreement as amended, the Company is required to make royalty payments to Latitude in an amount equal to 6.25% of net sales or regular licensed merchandise and 3.0% of certain irregular and closeout licensed merchandise. The Company is obligated to pay the greater of actual royalties earned or minimum guaranteed annual royalties of $3,000,000 through 2007. The Company is required to spend the greater of an amount equal to 3% of Girbaud men's net sales or $500,000 in promotional expenses marketing the men's Girbaud brand products in each year through the term of the Girbaud men's agreement. During each of the five years ended December 31, 2004, the amounts of promotional expenses incurred by the Company in marketing the men's Girbaud brand products were less than the amounts required under the agreement.


Girbaud Women's Licensing Agreement

         The Company has entered into an exclusive license agreement with Latitude to manufacture and market women's jeanswear, casual wear, and active influenced sportswear under the Girbaud brand and certain related trademarks in the United States, Puerto Rico, and the U.S. Virgin Islands. Under the agreement as amended, the Company is required to make royalty payments to Latitude in an amount equal to 6.25% of net sales or regular licensed merchandise and 3.0% of certain irregular and closeout licensed merchandise. The Company is obligated to pay the greater of actual royalties earned or minimum guaranteed annual royalties of $1,500,000 through 2007. The Company is required to spend the greater of an amount equal to 3% of Girbaud women's net sales or $400,000 in promotional expenses marketing the women's Girbaud brand products in each year through the term of the Girbaud women's agreement. During each of the five years ended December 31, 2004, the amounts of promotional expenses incurred by the Company in marketing the women's Girbaud brand products were less than the amounts required under the agreement. In addition, while the agreement is in effect the Company is required to pay $190,000 per year to Latitude for advertising and promotional expenditures related to the Girbaud brand.

         Total license fees on Girbaud product line sales amounted to $1,253,119 and $1,356,435 for the three months ended September 30, 2005 and 2004, respectively and totaled $3,976,119 and $4,007,523 for the nine months ended September, 2005 and 2004, respectively. Pursuant to amendments to the licensing agreements executed in December 2004 (see Note 2), the payment of approximately $2.3 million of minimum and additional royalties that otherwise would have been payable in 2004 was deferred. As of September 30, 2005, all 2004 deferred royalty payments were paid in full.

Operating Leases

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

         Following is a summary schedule of the Company's commitment obligations as of September 30, 2005:


Summary schedule of commitments:                                Payments Due By Period
                                             ---------------------------------------------------------------
                                Total           Current           1-3 years       4-5 years    After 5 years
                            ---------------  ---------------  ---------------  ------------  ---------------
Operating leases            $    4,465,721   $       476,756   $      921,107   $   916,235  $     2,151,623
Employment agreements            1,704,000           836,125          867,875                             --
                                                                                         --
Licensing agreement fee
obligations                     10,337,483         4,712,483        5,625,000            --               --
Licensing agreement
fashion show obligations           825,000           450,000          375,000            --               --
Licensing agreement
creative & advertising fee
obligations                        455,000           217,500          237,500            --               --
Promotional expense
license requirement              1,970,000           845,000        1,125,000            --               --
                            --------------   ---------------   --------------  ------------- ---------------
Total contractual
obligations                 $   19,757,204   $     7,537,864   $    9,151,482   $   916,235  $     2,151,623
                            ==============   ===============   ==============  ============  ===============


8. Retirement Plan
         The Company contributed $ 315,000 and $175,000 into the defined benefit pension plan during the first nine months of 2005 and 2004, respectively. The Company does not expect to have to make any other contributions into the pension plan for the remainder of 2005. The Company has recognized pension expense of $130,000 and $111,000 for the three months ended September 30, 2005 and 2004, respectively and $394,000 and $325,000 for the nine months ended September 30, 2005 and 2004, respectively.

                                                               Three Months Ended
Components of net periodic pension cost                          September 30,
                                                      -------------------------------------
                                                            2005                2004
                                                      ----------------     ----------------
Service cost of current period                        $         15,000     $         15,000
Interest on the above service cost                               1,000                1,000
                                                      ----------------     ----------------
                                                                16,000               16,000
Interest on the projected benefit obligation                   143,000              131,000
Expected return on plan assets                                (132,000)            (139,000)
Amortization of prior service cost                              10,000               10,000
Amortization of loss                                            93,000               93,000
                                                      ----------------     ----------------
Pension cost                                          $        130,000     $        111,000
                                                      ================     ================

Components of net periodic pension cost                        Nine Months Ended
                                                                   September 30,
                                                      -------------------------------------
                                                            2005                2004
                                                      ----------------     ----------------
Service cost of current period                                  47,000               45,000
Interest on the above service cost                               3,000                3,000
                                                      ----------------     ----------------
                                                                50,000               48,000
Interest on the projected benefit obligation                   428,000              387,000
Expected return on plan assets                                (396,000)            (422,000)
Amortization of prior service cost                              32,000               32,000
Amortization of loss                                           280,000              280,000
                                                      ----------------     ----------------
Pension cost                                          $        394,000     $        325,000
                                                      ================     ================

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


Significant Accounting Policies and Estimates

         The Company's significant accounting policies are more fully described in its Summary of Accounting Policies appearing at pages 7 through 10 of this report. The preparation of financial statements in conformity with accounting principles generally accepted within the United States requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying financial statements and related notes. In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. The Company does not believe there is a great likelihood that materially different amounts would be reported related to the accounting policies described below; however, application of these accounting policies involves the exercise of judgment and the use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.

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

      Net revenue is recognized upon the transfer of title and risk of ownership to customers. Revenue is recorded net of discounts, as well as provisions for estimated returns and allowances. On a seasonal basis, the Company negotiates price adjustments with its retail customers as sales incentives. The Company estimates the cost of such adjustments on an ongoing basis considering historical trends, projected seasonal results and an evaluation of current economic conditions. For the three and nine months ended September 30, 2005, these costs were recorded as a reduction to net revenue and the September 30, 2004 amounts have been reclassified to reflect this change. These price adjustments, which were previously classified as selling expenses in prior years, were $1,009,000 and $909,000 for the three months ended September 30, 2005 and 2004 respectively and were $2,958,000 and $2,412,000 for the nine months ended September 30, 2005 and 2004 respectively. This change has no effect on net income in any period presented.

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

                                        Three Months       Nine Months
                                           Ended              Ended
                                        September 30,      September 30,
                                        ---------------   ---------------
                                        2005      2004     2005      2004
                                        -----    ------   ------   ------
Net sales .........................     100.0%   100.0%   100.0%   100.0%
Cost of sales .....................      56.7     56.2     58.1     61.0
                                        -----    ------   ------   ------
Gross profit ......................      43.3     43.8     42.0     39.0
Selling expenses ..................      13.8     13.7     12.9     12.5
License fees ......................       6.4      6.4      6.1      6.4
Distribution and shipping expenses        2.5      2.3      2.6      2.4
                                        -----    ------   ------   ------
General and administrative expenses       8.9      9.1      9.4      9.1
Operating income ..................      11.7%    12.3%    11.0%     8.6%
                                        -----    ------   ------   ------

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004

Net Sales and gross profit.

         Net sales decreased 7.3% to $20.3 million in the three months ended September 30, 2005 from $21.9 million in the three months ended September 30, 2004. That decrease

o        is attributable to

         o the Company's planned exit from the women's urban department store business,

         o its exit from various unproductive men's department stores, and

         o the economic effect of the hurricanes that devastated the Gulf Coast during the quarter, and

o was partially offset by improved productivity in sales of the Girbaud men's product line.

         The combination of those factors resulted in an increase of $0.1 million, or 0.6%, in net sales of the Girbaud men's product line to $17.3 million and a decrease of $1.7 million, or 36.2% in net sales of the Girbaud women's product line to $3.0 million.


         Gross profit decreased 8.3% to $8.8 million in the three months ended September 30, 2005 from $9.6 million in the three months ended September 30, 2004. Gross margin, or gross profit as a percentage of net sales, decreased to 43.3% from 43.8% over the same period.

         Gross units sold increased 0.1 million units to 1.0 million units in the third quarter of 2005 compared to 0.9 million units in the same period of 2004. Gross sales (sales before adjustment for returns and allowances) decreased 5.9% to $22.3 million in the third quarter of 2005 compared to $23.7 million in the same period of 2004. The related gross profit on these gross sales (unadjusted for returns and allowances) decreased 7.3% to $10.2 million in the third quarter of 2005 compared to $11.0 million in the same period of 2004. Returns and allowances increased to 9.1% of gross sales in the third quarter of 2005 from 7.7% in the same period of 2004 as the Company provided more price adjustments to its retail stores in the third quarter of 2005 compared to the same period of 2004. The main contributing factors to the changes in gross sales, gross profit and gross margin were as follows:

o Decrease in dollar volumes of goods sold at regular prices as units sold of such items remained relatively unchanged - Unit sales of goods sold at regular prices (both T-Shirts and Jeans & Tops) remained relatively unchanged at 0.7 million units in the third quarters of 2005 and 2004. These sales of regular priced merchandise resulted in

         o a 14.2% or $3.1 million decrease to $18.7 million in the dollar volume of sales of regular priced merchandise in the third quarter of 2005 (from $21.8 million in the same period of 2004);

         o a 11.7% or $1.3 million decrease to $9.8 million in gross profit in the third quarter of 2005 (from $11.1 million in the same period of 2004); and

         o an increase to 52.4% in gross profit margins in the third quarter of 2005 (from 50.9% in the same period of 2004).

o Increases in the unit and dollar volumes of goods sold at promotional and off-price discounts - Unit sales of goods sold at promotional and off-price discounts (both T-Shirts and Jeans & Tops) increased by 50.0% to 0.3 million units in the third quarter of 2005 compared to 0.2 million units in the same period of 2004. That increase in unit volumes of merchandise sold at promotional and off-price discounts translated into

         o a 89.5% or $1.7 million increase to $3.6 million in the dollar volumes of those sales in the third quarter of 2005 (from $1.9 million in the same period of 2004);

         o a $0.5 million increase to $0.4 million in gross profit in the third quarter of 2005 (from a gross profit loss of $0.1 million in the same period of 2004); and

         o an increase to 11.1% in gross profit margin in the third quarter of 2005 (from a negative margin of 5.3% in the same period of 2004).

         Comparison of the relative changes in sales of T-Shirts, on the one hand, and Jeans & Tops on the other, revealed, the following:

         o Gross unit sales of T-Shirts at regular prices (average selling price of $12-$16 per unit) remained relatively unchanged at 0.2 million units in the third quarters of 2005 and 2004 and represented $0.3 million of the total decrease in goods sold at regular prices in the third quarter of 2005. The gross margin associated with these sales decreased to 55.9% in the third quarter of 2005 compared to 56.8% in the same period of 2004 and represented a gross profit decrease of $0.2 million in the third quarter of 2005.

         o Gross unit sales of Jeans and Tops at regular prices (average selling price of $28 to $38 per unit) remained relatively unchanged at 0.5 million units in the third quarters of 2005 and 2004 and represented $2.8 million of the total decrease in goods sold at regular prices in the third quarter of 2005. The gross margin associated with these sales increased to 51.3% in the third quarter of 2005 compared to 49.7% in the same period of 2004 and represented a gross profit decrease of $1.1 million in the third quarter of 2005.


Operating Expenses

         Operating expenses decreased 7.2% to $6.4 million in the three months ended September 30, 2005 from $5.9 million in the three months ended September 30, 2004. The decrease in operating expenses resulted primarily from a decrease in license fees associated with lower sales, design sample expenses and other operating personnel expenses. Operating expenses as a percentage of net sales remained relatively unchanged at 31.5% in the third quarters of 2005 and 2004. Selling expenses decreased $0.2 million in the third quarter of 2005 compared to the same period of 2004 primarily as a result of lower sample expense ($0.3 million in the third quarter of 2005 compared to $0.4 million in same period of
2004), sales personnel related expenses ($0.3 million in the third quarter of 2005 compared to $0.4 million in 2004) offset by an increase in design personnel expenses ($0.5 million in the third quarter of 2005 compared to $0.4 million in 2004). Advertising and promotional related expenses decreased to $0.5 million in the third quarter of 2005 compared to $0.6 million in the same period of 2004. License fees decreased to $1.3 million in the three months ended September 30, 2005 from $1.4 million in the same period of 2004. This slight decrease is attributable to the decrease in net sales. Distribution and shipping remained relatively unchanged at $0.5 million for the third quarters of 2005 and 2004. General and administrative expenses decreased slightly to $1.8 million in the three months ended September 30, 2005 from $2.0 million in the three months ended June 30, 2004. The decrease is attributable to a decrease in personnel related expenses ($0.8 million in the third quarter of 2005 compared to $1.0 million in the same period of 2004).

Operating Income

         Operating income decreased $0.3 million to $2.4 million in the three months ended September 30, 2005 compared to $2.7 million in the three months ended September 30, 2004. The decline was due to lower gross profit on lower net sales partially offset by lower operating expenses.

Interest Expense, net

         Interest expense, net decreased to $0.1 million for the three months ended September 30, 2005 compared to $0.2 million for the same period of 2004 due to lower overall borrowings on the Company's revolving line of credit facility.

Income Taxes

         The Company has recorded a liability for alternative minimum tax related to the usage of net operating loss carryforwards in the current year. Any other income tax liability will be offset with the $41.2 million in net operating loss carryforwards. These net operating loss carryforwards begin to expire in 2014 for income tax reporting purposes.


Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

Net Sales and gross profit.

         Net sales increased 5.5% to $65.7 million in the nine months ended September 30, 2005 from $62.3 million in the nine months ended September 30, 2004. The increase is attributable to an overall net sales increase in the first half of 2005 partially offset by a decrease in the third quarter of 2005 as previously explained in the net sales discussions for the three months ended September 30, 2005 and 2004 discussions. Net sales of the Girbaud men's product line increased $2.8 million or 5.4% to $54.3 million while the Girbaud women's product line increased $0.6 million, or 5.6% to $11.4 million.


         Gross profit increased 13.2% to $27.6 million in the nine months ended September 30, 2005 from $24.3 million in the nine months ended September 30, 2004. Gross margin, or gross profit as a percentage of net sales, increased to 42.0% from 39.0% over the same period.

         Gross units sold increased 0.5 million units to 3.3 million units in the first nine months of 2005 compared to 2.8 million units in the same period of 2004. Gross sales (sales before adjustment for returns and allowances) increased 5.8% to $71.2 million in the first nine months of 2005 compared to $67.3 million in the same period of 2004. The related gross profit on these sales (unadjusted for returns and allowances) increased 7.7% to $30.8 million in the first nine months of 2005 compared to $28.6 million in the same period of 2004. Returns and allowances increased to 7.7% of gross sales in the first nine months of 2005 from 7.4% in the same period of 2004 as the Company provided more price adjustments to its retail stores in the first nine months of 2005 compared to the same period of 2004. The main contributing factors to the changes in gross sales, gross profit and gross margin were as follows:

o Increases in the unit and dollar volumes of goods sold at regular prices - Unit sales of goods sold at regular prices (both T-Shirts and Jeans & Tops) increased 0.2 million units to 2.2million units in the first nine months of 2005 (from 2.0 million units in the same period of 2004). These sales of regular priced merchandise resulted in

         o a 1.4% or $0.8 million increase to $56.4 million in the dollar volume of sales of regular priced merchandise in the first nine months of 2005 (from $55.6 million in the same period of 2004);

         o a 8.9% or $2.4 million increase to $29.54 million in gross profit in the first nine months of 2005 (from $27.1 million in the same period of 2004); and

         o an increase to 52.3% in gross profit margins in the first nine months of 2005 (from 48.7% in the same period of 2004).

o Increases in the unit and dollar volumes of goods sold at promotional and off-price discounts - An increase of 37.5% in unit sales of goods sold at promotional and off-price discounts (both T-Shirts and Jeans &
         Tops) to 1.1 million units in the first nine months of 2005 compared to
         0.8 million units in the Same period of 2004. That increase in unit volumes of merchandise sold at promotional and off-price discounts translated into

         o a 25.4% or $3.0 million increase to $14.8 million in the dollar volumes of those sales in the first nine months of 2005 (from $11.8 million in the same period of 2004);

         o a $0.2 million decrease to $1.3 million in gross profit in the first nine months of 2005 (from $1.5 million in the same period of 2004); and

         o a decrease to 8.8% in gross profit margin in the first nine months of 2005 (from a gross profit margins margin of 12.7% in the same period of 2004).

         Comparison of the relative changes in sales of T-Shirts, on the one hand, and Jeans & Tops on the other, revealed, the following:

o Gross unit sales of T-Shirts at regular prices (average selling price of $12-$16 per unit) increased 40.0% to 0.7 million units in of the first nine months of 2005 compared to 0.5 million units in the same period of 2004 and represented $1.9 million of the total increase in goods sold at regular prices in the first nine months of 2005. The gross margin associated with these sales increased to 55.8% in the first nine months of 2005 compared to 53.2% in the same period of 2004 and represented a gross profit increase of $1.2 million in the first nine months of 2005.

o Gross unit sales of Jeans and Tops at regular prices (average selling price of $28 to $38 per unit) remained relatively unchanged at 1.5 million units in the first nine months of 2005 and 2004 and represented a decrease of $1.1million which partially offset the total increase in goods sold at regular prices in the first nine months of 2005. The gross margin associated with these sales increased to 51.7% in the first nine months of 2005 compared to 48.0% in the same period of 2004 and represented a gross profit increase of $1.2 million in the first nine months of 2005.


Operating Expenses

         Operating expenses increased 7.4% to $20.4 million in the nine months ended September 30, 2005 from $19.0 million in the nine months ended September 30, 2004. The increase in operating expenses resulted primarily from commission expense associated with higher net sales, sample expenses, professional fees and other operating personnel expenses. Operating expenses as a percentage of net sales were 31.0% in the first nine months of 2005, compared to 30.3% in the same period of 2004. Selling expenses increased $0.7 million in the first nine months of 2005 compared to the same period of 2004 primarily as a result of higher commission expense ($2.2 million in the first nine months of 2005 compared to $2.1 million in same period of 2004), higher sample expense ($1.2 million in the first nine months of 2005 compared to $0.9 million in same period of 2004), higher design personnel related expenses ($1.1 million in the third quarter of 2005 compared to $0.9 million in 2004). Advertising and promotional related expenses decreased to $1.3 million in the first nine months of 2005 compared to $1.4 million in 2004. The Company is required to spend the greater of an amount equal to 3% of Girbaud net sales or $0.9 million in advertising and related expenses promoting the Girbaud brand products in each year of the terms of the Girbaud agreements. During each of the five years ended December 31, 2004, the amounts of promotional expenses incurred by the Company in marketing the Girbaud brand products were less than the amounts required under the agreements. License fees remained relatively unchanged at $4.0 million in the nine months ended September 30, 2005 and 2004. Distribution and shipping increased slightly to $1.7 million in the nine months ended September 30, 2005 compared to $1.5 million in the same period of 2004. This increase was attributable to an increase in units shipped in the first nine months of 2005 compared to the same period of 2004. General and administrative expenses increased to $6.2 million in the nine months ended September 30, 2005 from $5.7 million in the nine months ended September 30, 2004. The increase is attributable to increases in professional fees associated with consulting fees required for the Company's implementation of its Sarbanes-Oxley program and other internal and external professional consulting fees and services for the nine months ended September 30, 2005.

Operating Income

         Operating income increased $1.8 million to $7.3 million in the nine months ended September 30, 2005 compared to $5.3 million in the nine months ended September 30, 2004. The improvement was due to higher gross margins on higher net sales partially offset by higher operating expenses.

Interest Expense, net

         Interest expense, net decreased to $0.3 million for the nine months ended June 30, 2005 compared to $0.6 million for the same period of 2004 due to lower overall borrowings on the Company's revolving line of credit facility.

Income Taxes

         The Company has recorded a liability for alternative minimum tax related to the usage of net operating loss carryforwards in the current year. Any other income tax liability will be offset with the $41.2 million in net operating loss carryforwards. These net operating loss carryforwards begin to expire in 2014 for income tax reporting purposes.

Liquidity and Capital Resources

         The Company has relied primarily on asset-based borrowings, internally generated funds and trade credit to finance its operations. The Company's capital requirements primarily result from working capital needed to support increases in inventory and accounts receivable. As of September 30, 2005, the Company had cash and cash equivalents, including temporary investments, of $0.5 million and working capital of $13.7 million compared to $1.2 million and $8.2 million, respectively, as of September 30, 2004.

Cash Flows

         Cash provided by operations totaled $0.5 million for the first nine months of 2005, compared to $2.2 million for the same period of 2004. The $1.7 million decrease is primarily due to decreases in inventories partially offfset by increases in accounts receivable and decreases in accounts payable and accrued expenses. Cash used for investing activities was $1.3 million for the first nine months of 2005 compared to $0.4 million in the same period of 2004, resulting from capital expenditures. Cash provided by financing activities was $0.3 million for the first nine months of 2005, resulting primarily from borrowings on the Company's revolving line of credit, and increase in outstanding checks and cash received for issuance of common stock related to the exercise of stock options partially offset by the payments on the the Company's long-term debt obligations.

         Accounts receivable increased $6.3 million from December 31, 2004 to September 30, 2005 due to increased year to date sales compared to an increase of $3.7 million from December 31, 2003 to September 30, 2004. Inventory decreased $2.6 million from December 31, 2004 to September 30, 2005 inasmuch as inventories were built up during the fourth quarter of 2004 for shipment in the first quarter of 2005. Inventories increased $2.9 million in the same period of 2004 as inventory levels had not been built up at December 31, 2003. Capital expenditures were $1.3 million for the first nine months of 2005 mainly due to the build out of the new office space in New York. Outstanding checks increased $0.1 million from December 31, 2004 to September 30, 2005 compared to an increase of $0.5 million in the same period of 2004. Net borrowings on the Company's revolving line of credit were $1.1 million from December 31, 2004 to September 30, 2005 compared to net payments of $1.6 million in the same period of 2004. The Company made principle payments of $1.1 million on its long term debt in the first nine months of 2005. The Company did not make any such payments in the same period of 2004. The Company received $0.2 million during the first nine months of 2005 from its issuance of common stock related to the exercise of stock options. Stock issuance activity during the same period of 2004 was minimal.

Credit Facilities

          On December 30, 2004, the Company entered into a three year credit facility (the "Credit Facility") with Wachovia Bank, National Association ("Wachovia"). The Credit Facility provides that the Company may borrow, using as collateral, up to 85% of eligible accounts receivable and a portion of eligible inventory, both as defined by the Credit Facility. Borrowings under the Credit Facility may not exceed $25.0 million including outstanding letters of credit which are limited to $8.0 million at any one time. There were approximately $1.9 million of outstanding letters of credit at September 30, 2005. The Credit Facility accords to the Company the right, at its election, to borrow these amounts as either Prime Rate Loans or LIBOR Loans. Prime Rate Loans bear interest at the prime rate plus the applicable margin in effect from time to time. LIBOR Loans are limited to three in total, must be a minimum of $1,000,000 each and in integral multiples of $500,000 in excess of that amount, and bear interest at the LIBOR rate plus the applicable margin in effect from time to time. The applicable margins, as defined by the Credit Facility, fluctuate from 0.00% to 0.75% for the Prime Loans and 2.00% to 2.75% for LIBOR Loans. The applicable margins are inversely affected by fluctuations in the amount of "excess availability" - the unused portion of the amount available under the facility - which are in staggered increments from less then $2.5 million to $7.5 million. The Prime Rate and the LIBOR Rate were 6.75% and 4.41% respectively at September 30, 2005. The Credit Facility also requires the Company to comply with certain covenants expressed as fixed charge coverage ratios and tangible liability to net worth ratios. The Company is currently in compliance with these covenants, however, there can be no assurance that the Company will continue to comply with these covenants during the remainder of 2005. As collateral security for its obligations under the Credit Facility, ICI unconditionally guaranteed the payment and performance of all obligations arising thereunder, and the Partnership granted a first priority security interest in all of its assets to Wachovia. In 2004, the Company paid $79,379 as a facility fee to Wachovia in connection with the consummation of the Credit Facility. That fee was deferred and will be amortized over the life of the Credit Facility.

          The Company extends credit to its customers. Accordingly, the Company may have significant risk in collecting accounts receivable from its customers. The Company has credit policies and procedures which it uses to minimize exposure to credit losses. The Company's collection personnel regularly contact customers with receivable balances outstanding beyond 30 days to expedite collection. If these collection efforts are unsuccessful, the Company may discontinue merchandise shipments until the outstanding balance is paid. Ultimately, the Company may engage an outside collection organization to collect past due accounts. Timely contact with customers has been effective in reducing credit losses. The Company's credit losses were $0.4 million for the first nine months of 2005 and 2004, and the Company's actual credit losses as a percentage of net sales were 0.6% for each of the periods.


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

           Pursuant to an Intercreditor and subordination agreement entered into by Wachovia and Textile in connection with the consummation of the Credit Facility, Textile was permitted to elect to authorize the Company to defer the payment of quarterly amounts that otherwise would have been due and payable under the Amended and Restated Replacement Note and apply such amount in payment of deferred royalties under the licensing agreements. Pursuant to amendments to the licensing agreements executed in December 2004, the payment of approximately $2.3 million of minimum and additional royalties that otherwise would have been payable in 2004 was deferred, and the payment thereof became due and payable during the 18 month period which commenced in June 2005. As of June 30, 2005, all 2004 deferred royalty payments were paid in full. The obligations under the Textile Notes have been classified as current or long-term based upon the respective original due dates of the quarterly payments specified in the Replacement Note or the Amended and Restated Replacement Note, as the case may be. Accordingly, each deferred quarterly payment has been classified as current even though the payment thereof may not be due until a future year. As allowed under the Credit Facility, the Company resumed making payments on the Textile Notes in the third quarter of 2005 and made a total of $1,170,000 in principle and interest payments on those notes in 2005.

The Company has the following contractual obligations and commercial commitments as of September 30, 2005:

 Schedule of contractual obligations:

                             Payments Due By Period
                            ------------------------------------------------------------------------------------
                                 Total           Less than 1      1-3 years       4-5 years      After 5 years
                                                    year
                            -----------------   --------------  --------------  --------------  ----------------
Revolving line of credit        $ 1,337,714      $ 1,337,714      $      --        $      --        $      --
Long term debt (1)                7,158,690        4,920,000        2,238,690             --               --
Operating leases                  4,465,721          476,756          921,107          916,235        2,151,623
Employment agreements             1,704,000          836,125          867,875             --               --
License agreement fee
obligations                      10,337,483        4,712,483        5,625,000             --               --
License agreement fashion
show obligation                     825,000          450,000          375,000             --               --
License agreement creative
& advertising fee
obligations                         455,000          217,500          237,500             --               --
Promotional expense
license requirement               1,970,000          845,000        1,125,000             --               --
                                -----------      -----------      -----------      -----------      -----------
Total contractual cash
obligations                     $28,253,608      $13,795,578      $11,390,172      $   916,235      $ 2,151,623
                                ===========      ===========      ===========      ===========      ===========


(1) Long term debt includes principle of $5.5 million, accrued interest of $1.3 million and interest to be paid in future periods of $0.4 million.

         The Company believes that current levels of cash and cash equivalents ($0.5 million at September 30, 2005), together with funds available under its existing or future credit facilities, will be sufficient to meet its capital requirements for the next 12 months.

Backlog and Seasonality

         The Company's business is impacted by the general seasonal trends that are characteristic of the apparel and retail industries. In the Company's segment of the apparel industry, sales are generally higher in the first and third quarters. Historically, the Company has taken greater markdowns of its inventory sell-offs in the second and fourth quarters. The Company generally receives orders for its products three to five months prior to the time the products are delivered to stores. The backlog of orders at any given time is affected by a number of factors, including seasonality, weather conditions, scheduling of manufacturing and shipment of products. As the time of the shipment of products may vary from year to year, the results for any particular quarter may not be indicative of the results for the full year. The Company had unfilled orders of $18.6 million at September 30, 2005, a decrease of 35.9% compared to $29.0 million at September 30, 2004. The planned exit from women's urban department stores, combined with the exit from various underperforming men's department stores and the economic effect of the hurricanes that devastated the Gulf Coast in the third quarter of 2005 is reflected in the reduced backlog.

Limited Dependence on One Customer

         The Company's customer base is not concentrated in any specific geographic region, but is concentrated in the retail industry. Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of trade accounts receivable. As of September 30, 2005, none of the Company's customers accounted for more then 10.0% of trade accounts receivable. As of September 30, 2004, the Company had one customer who accounted for 14.3% of trade accounts receivable. For the three and nine months ended June 30, 2005 and 2004 none of the Company's customers accounted for more than 10.0% of net sales. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

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


PART II--OTHER INFORMATION




Item 6. Exhibits.

Exhibit Number
--------------
    31.1     Certification  Pursuant to Section 302 of the Sarbanes-Oxley
                Act of 2002
    31.2     Certification  Pursuant to Section 302 of the Sarbanes-Oxley
                Act of 2002
    32.1 Certification Pursuant to Section 1350 of chapter 63 of Title 18 of the United States Code

 SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         I.C. ISAACS & COMPANY, INC


Dated: November 14, 2005        BY:              /S/ PETER J. RIZZO
                                                  Peter J. Rizzo,
                                    --------------------------------------------
                                              Chief Executive Officer


Dated: November 14, 2005        BY:           /S/ EUGENE C. WIELEPSKI
                                    Eugene C. Wielepski, Chief Financial Officer
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