Form 10-K/A
period 2004-12-31
IC ISAACS & CO INC
filed 2005-11-15
CIK 1041179

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
Amendment No. 2

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
(410) 342-8200
(Registrant's telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:
None

Securities Registered Pursuant to Section 12(g) of the Act:

Title of Class:
Common Stock, $.0001 par value per share

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. ☒

Indicate by check mark if Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

The aggregate market value of the voting common stock held by non-affiliates of the Registrant as of the last business day of the Registrant’s most recently completed second fiscal quarter, at June 30, 2005, was approximately $43,756,000 based on the average closing price of the Common Stock as reported by the OTC Bulletin Board on that day. Solely for purposes of the foregoing calculation all of the Registrant’s directors and officers are deemed to be affiliates. The Registrant does not have outstanding any non-voting common stock.

As of November 14, 2005, 11,790,090 shares of Common Stock were outstanding.

Documents Incorporated by Reference
None.

I.C. ISAACS & COMPANY, INC.

FORM 10-K/A Amendment No. 2

Fiscal Year Ended December 31, 2004

EXPLANATORY NOTE

This Amendment No. 2 to the Annual Report on Form 10-K of I.C. Isaacs & Company, Inc. (the “Company”) amends the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, originally filed on March 31, 2005 (the “Original Filing”), as amended by Amendment No. 1 to the Original Filing which was filed on May 10, 2005.

In response to a limited review of the Original Filing made by the staff of the SEC, the Company has:

•
amended the disclosures contained in the Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, section of the Original Filing to discuss and quantify the factors that contributed to the changes in sales, gross profit and gross profit margins in 2004 when compared to 2003, and in 2003 when compared to 2002, and also to enhance the disclosures of year-to-year changes that occurred with respect to selling, distribution, general and administrative expenses;

•	revised the schedule of contractual obligations contained in the MD&A to:

▪	disclose the estimated interest payments due on the Company’s long term debt and

▪	expand the disclosures regarding the Company’s fee and other payment obligations under its licenses;

•
reclassified as an operating expense on the Consolidated Statements of Operations contained in the Company’s audited consolidated financial statements for the years ended December 31, 2004 and 2003 (the “audited financial statements”), a $414,650 loss incurred in 2003 with regard to the sale of real property which had been classified as a non-operating expense, and added a corresponding disclosures in that regard in the Statement of Operations Data contained in Item 6. Selected Financial Data, and in Note 2 to the audited financial statements;

•
enhanced the Summary of Accounting Policies contained in the notes to the audited financial statements to include a discussion of the policies pertaining to the classification and calculation of cost of goods sold and operating expenses;

•	disclosed in Note 3 to the audited financial statements the interest rate applicable to its $6.5 million note indebtedness to an affiliate of its licensor;

•
revised the discussion of commitments and contingencies contained in Note 8 to the audited financial statements to expand the disclosures regarding the Company’s fee and other payment obligations under its licenses; and

•	amended Part IV, Item 15(a)(3) of the Original Filing to include a comprehensive listing of exhibits.

Except as described above, the updating of the number of shares of common stock outstanding, and the Item 405 disclosures appearing on the cover page and, no other changes have been made to the Original Filing. This Amendment continues to speak as of the date of the Original Filing, and, except for above-described disclosures, and the disclosures contained in Amendment No. 1 to the Original Filing, the Company has not updated the disclosures contained therein to reflect any events that occurred at a date subsequent to the filing of the Original Filing.

TABLE OF CONTENTS

		Page
PART II
ITEM 6.	SELECTED FINANCIAL DATA	4

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	5

ITEM 9A	CONTROLS AND PROCEDURES	15

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES	16

SIGNATURE		21

PART II

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data set forth below and on the following page have been derived from the consolidated financial statements of the Company and the related notes thereto. The statement of operations data for the years ended December 31, 2004, 2003 and 2002 and the balance sheet data as of December 31, 2004 and 2003 are derived from the consolidated financial statements of the Company which have been audited by BDO Seidman, LLP, independent registered public accountants, included elsewhere herein. The statement of operations data for the years ended December 31, 2001 and 2000 and the balance sheet data as of December 31, 2002, 2001 and 2000 are derived from the consolidated financial statements of the Company, which have been audited but are not contained herein. The following selected financial data should be read in conjunction with the Company’s consolidated financial statements and the related notes thereto and "Management’s Discussion and Analysis of Financial Condition and Results of Operations," which are included elsewhere herein.

	As of December 31,
	2004	2003	2002	2001	2000
Balance Sheet Data:	(in thousands)
Working capital	$8,595	$4,578	$6,154	$11,154	$16,777
Total assets	27,833	20,090	22,448	22,333	36,430
Total debt	6,781	10,782	11,588	6,841	14,813
Redeemable preferred stock	—	—	—	3,300	3,300
Stockholders’ equity	12,154	5,547	7,242	8,816	13,503

	Year Ended December 31,
	2004	2003		2002		2001		2000
Statement of Operations Data:	(in thousands except per share data)
Net sales	$80,649		$64,305		$63,521		$81,189	$95,496
Cost of sales	49,583		43,706		41,776		55,108	67,031
Gross profit	31,066		20,599		21,745		26,081	28,465
Selling expenses	10,413		9,525		11,486		11,246	14,099
License fees	5,330		4,163		5,018		5,211	8,343
Distribution and shipping expenses	1,968		2,062		2,393		2,976	3,192
General and administrative expenses	7,532		5,244		7,115		7,374	7,614
Loss on disposal of property	—		415		—		—	—
Termination of license agreement	—		—		—		—	8,068
Impairment of intangibles	—		—		—		—	743
Operating income (loss)	5,823		(810)		(4,267)		(726)	(13,594)
Interest, net	(729)		(1,009)		(657)		(1,307)	(1,337)
Other income (expense)	26		124		(39)		(149)	139

Income (loss) from continuing operations before income taxes	5,120		(1,695)		(4,963)		(2,182)	(14,792)
Income tax benefit, net	1,045		—		—		—	48

Income (loss) from continuing operations	6,165		(1,695)		(4,963)		(2,182)	(14,744)

Loss from operations of discontinued subsidiary	—		—		—		(1,310)	(503)
Loss from sale of discontinued subsidiary	—		—		—		(1,182)	—

Loss from discontinued operations	—		—		—		(2,492)	(503)

Net income (loss)	6,165		(1,695)		(4,963)		(4,674)	(15,247)

Preferred stock deemed dividend	—		—		(596)		—	—

Net income (loss) attributable to common stockholders	$6,165		$(1,695)		$(5,559)		$(4,674)	$(15,247)

Basic income (loss) per share from continuing operations	$0.55		$(0.15)		$(0.61)		$(0.28)	$(1.93)

Basic loss per share from discontinued operations	—		—		—		(0.32)	(0.07)

Preferred stock deemed dividend	—		—		(0.07)		—	—

Basic income (loss) per share	$0.55	$	(0.15)	$	(0.68)	$	(0.60)	$(2.00)

Basic weighted average common shares outstanding	11,264		11,135		8,160		7,854	7,639

Diluted income (loss) per share	$0.46	$	(0.15)	$	(0.68)	$	(0.60)	$(2.00)

Diluted weighted average common shares outstanding	13,355		11,135		8,160		7,854	7,639

Basic and diluted loss per share are the same for the years 2000 through 2003 as dilutive securities were excluded from the computation of net loss per share as their inclusion would have been anti-dilutive.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the "Selected Financial Data" and the Company’s consolidated financial statements and the related notes thereto, which are included elsewhere herein.

Overview

The Company, which operates in one business segment, is a designer and marketer of branded jeanswear and sportswear. The Company offers collections of jeanswear and sportswear for men and women under the Marithé and François Girbaud brand (“Girbaud brand”) in the United States, Puerto Rico and Canada. The Girbaud brand is an internationally recognized designer label with a distinct European influence. The Company has positioned its Girbaud brand line with a broad assortment of products, styles and fabrications reflecting a contemporary European look. The Company markets a full collection of men’s and women’s jeanswear and sportswear under the Girbaud brand, including a broad array of bottoms, tops and outerwear. The Company focuses its efforts on the Girbaud brand exclusively which provided all its net sales in 2004, 2003 and 2002.

Critical Accounting Policies and Estimates

The Company’s significant accounting policies are more fully described in its Summary of Accounting Policies set forth in the Company’s consolidated financial statements and the notes thereto which accompany this report. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying financial statements and related notes. In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. The Company does not believe there is a great likelihood that materially different amounts would be reported related to the accounting policies described below; however, application of these accounting policies involves the exercise of judgment and the use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.

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

The Company includes in cost of goods sold all costs and expenses related to obtaining merchandise incurred prior to the receipt of finished goods at the Company’s distribution facilities. These costs include, but are not limited to, product cost, inbound freight charges, purchasing and receiving costs, inspection costs, warehousing costs and internal transfer costs, as well as insurance, duties, brokers’ fees and consolidators’ fees. The Company includes in selling, general and administrative expenses costs incurred subsequent to the receipt of finished goods at its distribution facilities, such as the cost of picking and packing goods for delivery to customers. In addition, selling, general and administrative expenses include product design costs, selling and store service costs, marketing expenses and general and administrative expenses.

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

Results of Operations

	Year Ended December 31,
	2004	2003	2002

Net sales	100.0%	100.0%	100.0%
Cost of sales	61.5%	68.0%	65.8%
Gross profit	38.5%	32.0%	34.2%
Selling expenses	12.9%	14.8%	18.1%
License fees	6.6%	6.5%	7.9%
Distribution and shipping expenses	2.5%	3.3%	3.8%
General and administrative expenses	9.3%	8.1%	11.2%
Loss on disposal of property	—	0.6%	—
Operating income (loss)	7.2%	(1.3%)	(6.8%)

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Net Sales and gross profit.

Net sales increased 25.3% to $80.6 million in 2004 from $64.3 million in 2003. Net sales of the Girbaud men's product line increased $10.4 million, or 18.8%, to $65.8 million while the Girbaud women's product line increased $5.9 million, or 66.3%, to $14.8 million.

Gross profit increased 51.0% to $31.1 million in 2004 from $20.6 million in 2003. Gross margin, or gross profit as a percentage of net sales, increased to 38.5% from 32.0% over the same period. Higher gross profit and gross margins were due to better product performance, improved delivery to retailers and a higher percentage of sales to customers at full price in 2004, a year during which unit sales of off-price goods as a percentage of total sales decreased significantly to 19%, compared to 33% for 2003. Beginning with shipments in the third quarter of 2004, the Company’s management raised the selling prices of its products in order to increase its gross margin to a level that it viewed as being consistent with other companies in the industry. In the absence of further price increases (which management does not expect to implement in the foreseeable future), it is not likely that gross profit and gross margin will increase in 2005 and future years as significantly, if at all, as the gross profit and gross margin changes that occurred in 2004 due to the price increases discussed below.

Gross units sold remained relatively unchanged at 3.6 million units in 2004 and 2003. Gross sales (sales before adjustment for returns and allowances) increased 29.3% to $88.6 million in 2004 compared to $68.5 million in 2003. The related gross margins on these sales (unadjusted for returns and allowances) increased $12.5 million to $37.0 million in 2004 from $24.5 million in 2003. Returns and allowances increased to 9.0% of gross sales in 2004 from 6.1% in 2003 as the Company provided more price adjustments to its retail stores in 2004 compared to 2003. The main contributing factors to the increase in gross sales, gross profit and gross margin notwithstanding the comparatively unchanged unit volume of sales were as follows:

•
Increases in the unit and dollar volumes of goods sold at regular prices - An increase of 23.8% in unit sales of goods sold at regular prices (both T-Shirts and Jeans & Tops) to 2.6 million units in 2004 compared to 2.1 million units in 2003. That increase in unit volumes of regular priced merchandise resulted in

▪	a 43.2% or $22.4 million increase (from $51.9 million in 2003) in the dollar volume of sales of regular priced merchandise;

▪	a 51.5% or $12.2 million increase in gross profit (from $23.7 million in 2003); and

▪	a 2.6% increase to 48.3% in gross profit margins (from 45.7% in 2003).

•
Reductions in the unit and dollar volumes of goods sold at promotional and off-price discounts - A decrease of 33.3% in unit sales of goods sold at promotional and off-price discounts (both T-Shirts and Jeans & Tops) to 1.0 million units in 2004 compared to 1.5 million units in 2003. That reduction in unit volumes of merchandise sold at promotional and off-price discounts translated into

▪	a 14.5% or $2.4 million decrease (from $16.6 million in 2003) in the dollar volumes of those sales;

▪	an 37.5% or $0.3 million increase in gross profit (from $0.8 million in 2003; and

▪	a 2.9% increase to 7.7% in gross profit margins (from 4.8% in 2003).

•
A price increase in the second half of 2004. The Company increased the selling prices of all of its merchandise by approximately 5% (on average) during the second half of 2004. This resulted in an increase in sales (which is included in the increase of dollar volume increases discussed above) and in gross profit of approximately $2.2 million in 2004.

Comparison of the relative changes in sales of T-Shirts, on the one hand, and Jeans & Tops on the other, revealed, the following:

•
Gross unit sales of T-Shirts at regular prices (average selling price of $12-$15 per unit) remained relatively unchanged at 0.7 million units in 2004 and 2003 and represented $1.8 million of the total increase in goods sold at regular prices in 2004. The gross margin associated with these sales increased to 51.8% in 2004 compared to 46.8% in 2003 and represented a gross profit increase of $1.4 million in 2004 over 2003.

•
Gross unit sales of Jeans & Tops at regular prices (average selling price of $28-$33 per unit) increased by 35.7% to 1.9 million units in 2004 compared to 1.4 million units in 2003, and represented $20.6 million of the total increase in goods sold at regular prices in 2004 over the sales of those products made at regular prices in 2003. The gross margin associated with these sales increased to 47.6% in 2004 compared to 45.4% in 2003 and represented a gross profit increase of $10.8 million in 2004 over 2003.

Selling, Distribution, General and Administrative Expenses.

Operating expenses increased 20.0% to $25.2 million in 2004 from $21.0 million in 2003. As a percentage of net sales, operating expenses decreased slightly to 31.3% from 32.7% over the same period. The increase in operating expenses resulted primarily from higher selling expenses and licensing fees associated with higher sales as well as an increase in administrative expenses. Selling expenses increased $0.9 million to $10.4 million in 2004 primarily as a result of higher commissions earned on higher net sales. Commission expense was $2.8 million in 2004 compared to $2.2 million in 2003. Sales salaries increased $0.3 million to $1.2 million in 2004 over 2003. Advertising and promotional related expenses remained relatively unchanged at $1.8 million in 2004 and 2003. License fees increased $1.1 million to $5.3 million in 2004 from $4.2 million in 2003. As a percentage of net sales, license fees remained relatively unchanged at 6.6% compared to 6.5% during the same periods. The increase in license fees was primarily due to the increase in net sales levels resulting in royalty payment obligations in excess of the 2004 minimum guaranteed royalty payments. Distribution and shipping decreased $0.1 million to $2.0 million in 2004 from $2.1 million in 2003. General and administrative expenses increased 44.2% to $7.5 million in 2004 from $5.2 million in 2003. The increase was attributable to an increase in personnel and related costs in 2004. The increase in personnel costs was the result of a $1.0 million increase in salaries associated with the restructuring of the Company’s management in 2003 and bonuses paid or accrued of $1.3 million based on the Company’s 2004 performance.

Operating Income.

Operating income was $5.8 million in 2004 compared to an operating loss of $0.8 million in 2003. This improvement was due to the overall increases in sales and in the gross profit margin and was partially offset by the higher operating expenses as noted above.

Interest Expense.

Interest expense decreased 30.0% to $0.7 million in 2004 from $1.0 million in 2003 as a result of decreased borrowings under the Company’s revolving credit facility. The decrease in borrowings was the result of improved cash flow due to increased accounts receivable and inventory turnover. Interest income earned in 2004 and 2003 was insignificant.

Income Taxes.

As of December 31, 2004, the Company had net operating loss carryforwards of approximately $41.3 million, which begin to expire in 2013. In prior years, no tax benefit was allowed due to the uncertainty of the Company’s ability to generate future taxable income at that time. As a result of the income the Company generated in 2004, the Company’s management reevaluated its net operating losses and the related valuation reserves and has recognized a net income tax benefit of $1.0 million in 2004.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Net Sales and gross profit

Net sales increased 1.3% to $64.3 million in 2003 from $63.5 million in 2002. Net sales of Girbaud men’s sportswear increased $1.1 million or 2.0% to $55.4 million. Net sales of Girbaud women’s sportswear decreased $0.3 million or 3.3% to $8.9 million.

Gross profit decreased 5.1% to $20.6 million in 2003 from $21.7 million in 2002. Gross margin, or gross profit as a percentage of net sales decreased to 32.0% from 34.2% over the same period. The decrease in gross profit resulted from sales to off-price retailers at reduced selling prices and an increase in air freight costs affecting gross profit margins in 2003. In an effort to decrease the inventory level and to generate cash for first quarter 2003 working capital needs, the Company generated significant sales early in 2003 to a mass retailer at gross profit margins significantly below the margins on goods that are sold to department and specialty stores. To properly reflect inventory at its net realizable value at the end of the prior year, the Company had an inventory writedown of $1.8 million at December 31, 2002. Accordingly, this generated minimal gross profit associated with these sales to the mass retailer in the first quarter of 2003. The Company’s inventory writedown at the end of 2003 was $0.3 million. To help identify inventory shortages as well as excess inventory, the Company monitors inventory levels by product category on a weekly basis. Personnel look at recent sales data and order backlog to help identify slow moving inventory items. Further, sales managers continually discuss product turnover and sales forecasts with sales personnel to aid in identifying product shortages and overages. Based on the information available, the Company believes the inventory writedowns were appropriate at December 31, 2003 and 2002, respectively.

Gross units sold increased slightly (by 5.9%) to 3.6 million units in 2003 from 3.4 million units 2002. Gross sales (sales before adjustment for returns and allowances) decreased slightly to $68.5 million in 2003 compared to $69.3 million in 2002. The related gross margins on these sales (unadjusted for returns and allowances) decreased $4.6 million to $24.5 million in 2004 from $29.1 million in 2003. Returns and allowances decreased to 6.1% of gross sales in 2003 from 8.3% in 2002 as the Company experienced more returns from its customers and provided less price adjustments to its retail stores in 2004 compared to 2003. The main contributing factors to the decrease in gross sales and gross profit notwithstanding the slight increase in the unit volume of sales were as follows:

•
Reductions in the unit and dollar volumes of goods sold at regular prices - A decrease of 19.2% in unit sales of goods sold at regular prices (both T-Shirts and Jeans & Tops) to 2.1 million units in 2003 compared to 2.6 million units in 2002. That decrease in unit volumes of regular priced merchandise resulted in

▪	a 13.8% or $8.3 million decrease (from $60.2 million in 2002) in the dollar volume of sales;

▪	a 17.4% or $5.0 million decrease (from $28.7 million in 2002) in gross profit; and

▪	a 2.0% decrease in gross profit margins to 45.7% from 47.7% in 2002.

•
Increases in the unit and dollar volumes of goods sold at promotional and off-price discounts - An increase of 87.5% in unit sales of goods sold at promotional and off-price discounts (both T-Shirts and Jeans & Tops) to 1.5 million units in 2003 compared to 0.8 million units in 2002. That reduction in unit volumes of merchandise sold at promotional and off-price discounts translated into

▪	an 82.4% or $7.5 million increase (from $24.1 million in 2002) in the dollar volumes of those sales;

▪	a 100% or $0.4 million increase in gross profit (from $0.4 million) 2002; and

▪	a 1.1% increase in gross profit margins to 4.8% from 3.7% in 2002.

Selling, Distribution, General and Administrative Expenses.

Selling, distribution, general and administrative (“SG&A”) expenses decreased 17.7% to $21.4 million in 2003 from $26.0 million in 2002. As a percentage of net sales, SG&A expenses decreased to 33.3% from 40.4% over the same period due to overall reduced expenses. Selling expenses decreased 17.4% to $9.5 million from $11.5 million mainly due to decreases in advertising expense of and in commission expense. Commission expense was $2.2 million in 2003 compared to $2.6 million in 2003. Sales salaries decreased $0.5 million to $0.8 million in 2003 over 2002. Advertising expenses decreased $1.2 million to $0.6 million in 2003 from $1.8 million in 2002. License fees decreased 16.0% to $4.2 million in 2003 from $5.0 million in 2002. As a percentage of net sales, license fees decreased to 6.5% from 7.9%. The decrease in license fees as a percentage of net sales was primarily due to the $0.5 million reduction of the 2003 minimum royalty payment. In February 2003, Latitude and the Company agreed to reduce the 2003 minimum guaranteed annual royalty payments by $450,000. The Company is obligated to pay the greater of actual royalties earned on net sales of the men’s and women’s Girbaud product offering or minimum guaranteed annual royalties through 2007 of $3,000,000 for men’s and $1,500,000 for women’s. Distribution and shipping expenses decreased 12.5% to $2.1 million in 2003 from $2.4 million in 2002 due to efficiencies and cost reductions achieved at the Company’s distribution center. General and administrative expenses decreased 26.8% to $5.2 million in 2003 from $7.1 million in 2002 due to an overall decrease of $0.4 million in salary expense, and a $0.8 million decrease in professional, consulting and other fees. In 2002, the Company recorded an accrual of $0.4 million for severance associated with the resignation of its former CEO at the end of 2002. Also, during 2003, the Company recognized a loss of approximately $0.4 million on the disposal of property it had purchased in 1998 for a planned expansion of its distribution facility. This expansion never occurred and the Company decided to sell the property.

Operating Loss.

Operating loss decreased to $0.8 million in 2003 from $4.3 million in 2002. This improvement is due to a decrease in operating expenses offset slightly by a decrease in gross profit in 2003.

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

Operating Cash Flow.

Cash provided by operations totaled $6.2 million in 2004 compared to $1.3 million in 2003. The improvement in 2004 was due primarily to the substantial increase in the Company’s operating income. Cash used in investing activities totaled $1.9 million mainly due to capital improvements associated with the new offices and showrooms in New York. Cash provided by investing activities during 2003 was insignificant, totaling $0.1 million. Cash used in financing activities totaled $4.1 million in 2004 resulting primarily from the pay down of the revolving line of credit, cash on deposit to secure a letter of credit related to the new offices and showrooms, and a decrease in overdrafts. This was partially offset by payments for common stock issued on the exercise of options previously granted.

Inventories increased $4.5 million from December 31, 2003 to December 31, 2004, compared to a decrease of $2.6 million from December 31, 2002 to December 31, 2003. With the implementation of the optimal calendar, the Company’s management also decided to secure its product in its distribution facility by the end of the month prior to the month it expects to deliver to its retail customers. Therefore, the increase in 2004 inventory levels was the result of the Company’s efforts to meet higher sales demands and to improve its deliveries to retailers.

Credit Facilities

On December 30, 2004, the Company entered into a three year credit facility (the “Credit Facility”) with Wachovia Bank, National Association (“Wachovia”). The Credit Facility provides that the Company may borrow up to 85% of eligible accounts receivable and a portion of eligible inventory, both as defined by the Credit Facility. Borrowings under the Credit Facility may not exceed $25.0 million including outstanding letters of credit which are limited to $8.0 million at any one time. There were approximately $3.1 million of outstanding letters of credit at December 31, 2004. The Credit Facility accords to the Company the right, at its election, to borrow these amounts as either Prime Rate Loans or LIBOR Loans. Prime Rate Loans bear interest at the prime rate plus the applicable margin in effect from time to time. LIBOR Loans are limited to three in total, must be a minimum of $1,000,000 each and in integral multiples of $500,000 in excess of that amount, and bear interest at the LIBOR rate plus the applicable margin in effect from time to time. The applicable margins, as defined by the Credit Facility, fluctuate from 0.00% to 0.75% for the Prime Loans and 2.00% to 2.75% for LIBOR Loans. The applicable margins are inversely affected by fluctuations in the amount of “excess availability” - the unused portion of the amount available under the facility - which are in staggered increments from less then $2.5 million to $7.5 million. The Prime Rate and the LIBOR Rate were 5.00% and 3.10% respectively at December 31, 2004. All the amounts borrowed under the credit facility at December 31, 2004 were Prime Rate Loans and the effective rate was 7.0% at that time. Starting in 2005, the Credit Facility will also require the Company to comply with certain covenants expressed as fixed charge coverage ratios and tangible liability to net worth ratios. As collateral security for its obligations under the Credit Facility, Isaacs and the LP granted a first priority security interest in all of their respective assets to Wachovia. The Company paid $79,379 as a facility fee to Wachovia in connection with the consummation of the Credit Facility. That fee will be amortized over the life of the Credit Facility.

Prior to December 30, 2004, the Company had an asset-based revolving line of credit (the "Credit Agreement") with Congress Financial Corporation ("Congress"). This Credit Agreement, as amended, provided that the Company could have borrowed up to 80.0% of net eligible accounts receivable and a portion of inventory. Borrowings under the Credit Agreement could not exceed $20.0 million, including outstanding letters of credit which were limited to either $4.0 million or $6.0 million at various times during the year. These borrowings bore interest at the lender’s prime rate of interest plus 2.25% (effectively 6.50% at December 30, 2004). In connection with amending the Credit Agreement in December 2002, March 2003 and November 2003, the Company paid and deferred certain financing fees and either expensed as paid or amortized them over the remaining life of the amended Credit Agreement, December 2003.

On May 6, 2002, Textile acquired a note that the Company had issued to a former licensor. On May 21, 2002, Textile exchanged that note for an amended and restated note bearing interest at the rate of 8% per annum, (the “Replacement Note”), which subordinated Textile’s rights under the note to the rights of Congress under the Credit Agreement, deferred the original note’s principal payments and extended the maturity date of the note until 2007. In connection with the execution of the Credit Facility, the Replacement Note was further amended and restated to subordinate Textile’s rights to the rights of Wachovia under the Credit Facility (the “Amended and Restated Replacement Note”). Pursuant to the subordination provisions of the Replacement Note, the Company was obligated to defer the payments that otherwise would have been due thereunder in December 2002, and during each calendar quarter of 2003 and 2004. Also, pursuant to the provisions of the Replacement Note, the non-payment and deferral of those payments did not constitute a default thereunder. The Replacement Note has been classified as current or long-term based upon the respective original due dates of the quarterly payments specified in the Replacement Note. Accordingly, each deferred quarterly payment has been classified as current even though the payment thereof may not be due until a future year.

The Company extends credit to its customers. Accordingly, the Company may have significant risk in collecting accounts receivable from its customers. The Company has credit policies and procedures which it uses to minimize exposure to credit losses. The Company’s collection personnel regularly contact customers with receivable balances outstanding beyond 30 days to expedite collection. If these collection efforts are unsuccessful, the Company may discontinue merchandise shipments until the outstanding balance is paid. Ultimately, the Company may engage an outside collection organization to collect past due accounts. Timely contact with customers has been effective in minimizing its credit losses. In 2004 and 2003, the Company’s credit losses were $0.2 million and $0.3 million, respectively, and as a percentage of net sales were 0.3% and 0.5%, respectively.

The Company has the following contractual obligations and commercial commitments as of December 31, 2004:

Schedule of contractual obligations:	Payments Due By Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Revolving line of credit	$223,283	$223,283	$—	$—	$—
Long term debt (1)	8,328,690	4,830,000	3,498,690	—	—
Operating leases	4,799,673	504,526	945,016	884,930	2,465,201
Employment agreements	2,826,500	1,380,000	1,446,500	—	—
License agreement fee obligations	15,830,526	6,830,526	9,000,000	—	—
License agreement fashion show obligation	975,000	375,000	600,000	—	—
License agreement creative & advertising fee obligations	570,000	190,000	380,000	—	—
Promotional expense license requirement	2,700,000	900,000	1,800,000	—	—
Total contractual cash obligations	$36,253,672	$15,233,335	$17,670,206	$884,930	$2,465,201

(1)	Long term debt includes principle of $6.6 million, accrued interest of $1.3 million and interest to be paid in future periods of $0.4 million.

Schedule of commercial commitments:	Amount of Commitment Expiration Per Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Line of credit * (including letters of credit)	$25,000,000	$25,000,000	$—	$—	$—

Total commercial commitments	$25,000,000	$25,000,000	$—	$—	$—

(*)	At December 31, 2004, the Company had $0.2 million of borrowings under its revolving line of credit and outstanding letters of credit of approximately $3.1 million under the Credit Agreement.

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

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, which is a revision of SFAS No. 123. Statement 123(R) requires all share-based payments to employees and directors to be recognized in the financial statements based on their fair values, using prescribed option-pricing models. The Company will adopt Statement 123(R) on July 1, 2005. From and after that date, pro forma disclosure will no longer be an alternative to financial statement recognition. Accordingly, the adoption of Statement 123(R)'s fair value method may have a significant impact on the Company’s results of operations. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosures included in Summary of Accounting Policies - Stock Options of the financial statements. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. The Company does not believe the adoption of SFAS No. 123(R) will have a material impact on its financial statements.

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

ITEM 9A CONTROLS AND PROCEDURES

In accordance with the responsibilities of the Company’s management responsibilities for establishing and maintaining adequate internal control over the Company’s financial reporting, the Company maintains disclosure controls and procedures that are designed to provide reasonable assurance that:

•	information required to be disclosed in the Company’s Exchange Act reports

▪	is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms,

▪	is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure,

•	the Company’s transactions are properly authorized;

•	the Company’s assets are safeguarded against unauthorized or improper use; and

•	the Company’s transactions are properly recorded and reported,

all to permit the preparation of the Company’s financial statements in conformity with generally accepted accounting principles.

The Company conducted an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Amendment No. 2 to the Company’s Report on Form 10-K. Among other matters, the Company sought in its evaluation to determine whether there were any significant deficiencies or material weaknesses in the Company’s disclosure controls and procedures, and whether it had identified any acts of fraud involving personnel who have a significant role in the implementation of those controls and procedures.

Based upon that evaluation, the Company’s CEO and CFO have concluded that, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC, and that material information relating to the Company and its consolidated subsidiaries is made known to management, including the Company’s CEO and CFO, particularly during the period when the Company’s periodic reports are being prepared.

There were no changes in the Company’s disclosure controls and procedures during the fourth quarter of fiscal 2004 that materially affected, or that were reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

(a)3.	Exhibits (numbered in accordance with Item 601 of Regulation S-K). The following is a list of Exhibits filed herewith:

Exhibit No.	Description
3.01
Amended and Restated Certificate of Incorporation (a copy of which was filed with the Commission on October 3, 1997 as Exhibit 3.01 to the Company’s Registration Statement on Form S-1 (the “S-1 Registration Statement”), and is hereby incorporated herein by this reference).

3.02	Amended and Restated By-laws (a copy of which was filed as Exhibit 3.02 to the S-1 Registration Statement, and is hereby incorporated herein by this reference).
3.03
Certificate of Designation of the Series A Convertible Preferred Stock of the Company (a copy of which was filed with the Commission on November 15, 1999 as Exhibit 3.03 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, and is hereby incorporated herein by this reference).

3.04
Certificate of Amendment to the Certificate of Designation of the Series A Convertible Preferred Stock of the Company (a copy of which was filed with the Commission on April 2, 2001 as Exhibit 3.04 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, and is hereby incorporated herein by this reference.

3.05
Second Certificate of Amendment to the Certificate of Designation of the Series A Convertible Preferred Stock of the Company (a copy of which was filed with the Commission on November 14, 2002 as Exhibit 3.05 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (the “September 2002 10-Q”), and is hereby incorporated herein by this reference).

3.06
Certificate of Amendment of Amended and Restated Certificate of Incorporation (a copy of which was filed with the Commission on August 14, 2003 as Exhibit 3.06 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (the “June 2003 10-Q”), and is hereby incorporated herein by this reference)

4.01
Specimen Common Stock Certificate (a copy of which was filed with the Commission on October 3, 1997 as Exhibit 4.01 to the Company’s Registration Statement on Form S-1 (the “S-1 Registration Statement”), and is hereby incorporated herein by this reference).

4.02
Warrant No. 1 issued by the Company to Textile Investment International S.A. (“Textile”) for the purchase of 300,000 shares of Common Stock (a copy of which was filed with the Commission on November 14, 2002 as Exhibit 4.02 to the September 2002 10-Q, and is hereby incorporated herein by this reference).

4.03
Warrant No. 2 issued by the Issuer to Textile for the purchase of 200,000 shares of Common Stock (a copy of which was filed as Exhibit 4.03 to the September 2002 10-Q, and is hereby incorporated herein by this reference).

4.04	Amended and Restated Omnibus Stock Plan as in effect on June 30, 2003 (a copy of which was filed as Exhibit 4.04 to the June 2003 10-Q, and is hereby incorporated herein by this reference).
4.05
2005 Non-Employee Directors Stock Option Plan (a copy of which was filed with the Commission on August 10, 2005 as Exhibit 4.05 to Amendment No. 1 to the Company’s Registration Statement on Form S-2 (the “S-2 Amendment”), and is hereby incorporated herein by this reference).

10.01	Form of Indemnification Agreement (a copy of which was filed as Exhibit 10.09 to the S-1 Registration Statement, and is hereby incorporated herein by this reference).
10.02
Girbaud Trademark License and Technical Assistance Agreement dated November 1, 1997 (a copy of which was filed with the Commission on November 26, 1997 as Exhibit 10.26 to Amendment No. 2 to the S-1 Registration Statement (“S-1 Amendment 2”), and is hereby incorporated herein by this reference).

Exhibit No.	Description
10.03	Defined Benefit Pension Plan (a copy of which was filed with as Exhibit 10.27(a) to S-1 Amendment No. 2, and is hereby incorporated herein by this reference).
10.04	First Amendment to Defined Benefit Pension Plan (a copy of which was filed as Exhibit 10.27(b) to S-1 Amendment 2, and is hereby incorporated herein by this reference).
10.05
Girbaud Trademark License and Technical Assistance Agreement dated January 15, 1998 (a copy of which was filed with the Commission on March 27, 1998 as Exhibit 10.26(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 (the “1997 10-K”), and is hereby incorporated herein by this reference).

10.06
Girbaud Trademark License and Technical Assistance Agreement for Women's Collection dated March 4, 1998 (a copy of which was filed as Exhibit 10.26(b) to the 1997 10-K, and is hereby incorporated herein by this reference).

10.07
Amendment No. 1 dated June 18, 1998 to Girbaud Trademark and Technical Assistance Agreement for Women's Collection (a copy of which was filed with the Commission on August 12, 1998 as Exhibit 10.32 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, and is hereby incorporated herein by this reference).

10.08
Amendment No. 1 dated November 12, 1998 to Trademark License and Technical Assistance Agreement for Men's Collections by and between I.C. Isaacs & Co., L.P. and Latitude Licensing Corp. (a copy of which was filed with the Commission on March 30, 1999 as Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (the “1998 10-K”), and is hereby incorporated herein by this reference).

10.09
Amendment No. 2 dated November 12, 1998 to Trademark License and Technical Assistance Agreement for Women's Collections by and between I.C. Isaacs & Co., L.P. and Latitude Licensing Corp. (a copy of which was filed as Exhibit 10.41 to the 1998 10-K, and is hereby incorporated herein by this reference).

10.10
Executive Employment Agreement by and between I.C. Isaacs & Company, Inc. and Daniel Gladstone dated January 21, 1999 (a copy of which was filed as Exhibit 10.42 to 1998 10-K, and is hereby incorporated herein by this reference).

10.11
Amendment No. 1 dated March 4, 1998 to Trademark License and Technical Assistance Agreement for Men's Collections by and between the Company and Latitude Licensing Corp. (a copy of which was filed as Exhibit 10.56 to the 1998 10-K, and is hereby incorporated herein by this reference).

10.12
Amendment No. 3 dated December 23, 1998 to Trademark License and Technical Assistance Agreement for Women's Collections by and between the Company and Latitude Licensing Corp. (a copy of which was filed as Exhibit 10.57 to the 1998 10-K, and is hereby incorporated herein by this reference).

10.13
Amendment No. 4 to the Trademark License and Technical Assistance Agreement Covering Women's Products dated August 2, 1999 (a copy of which was filed with the Commission on August 13, 1999 as Exhibit 10.60 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, and is hereby incorporated herein by this reference).

10.14
Amendment No. 2 dated June 21, 2000, to Trademark License and Technical Assistance Agreement Covering Men's Products dated January 15, 1998, by and between Latitude Licensing Corp. and I.C. Isaacs & Company L.P. 3.03 (a copy of which was filed with the Commission on August 14, 2000 as Exhibit 10.75 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (the “June 2000 10-Q”), and is hereby incorporated herein by this reference).

Exhibit No.	Description
10.15
Amendment No. 5 dated June 21, 2000, to Trademark License and Technical Assistance Agreement Covering Women's Products dated January 15, 1998, by and between Latitude Licensing Corp. and I.C. Isaacs & Company L.P. (a copy of which was filed as Exhibit 10.76 to the June 2000 10-Q, and is hereby incorporated herein by this reference).

10.16
Amendment No.3 to Trademark License and Technical Assistance Agreement Covering Men’s Products Dated May 31, 2001 (a copy of which was filed with the Commission on April 1, 2002 as Exhibit 10.92 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, and is hereby incorporated herein by this reference).

10.17
Amended and Restated Executive Employment Agreement dated April 17, 2002, by and between the Company and Eugene C. Wielepski (a copy of which was filed with the Commission on April 22, 2002 as Exhibit 10.94 to Amendment No. 1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (the “2001 10-K Amendment”), and is hereby incorporated herein by this reference).

10.18
Amended and Restated Executive Employment Agreement dated April 17, 2002, by and between the Company and Daniel J. Gladstone (a copy of which was filed as Exhibit 10.95 to Amendment No. 1 to the 2001 10-K Amendment, and is hereby incorporated herein by this reference).

10.19
Amendment No. 4 dated October 2, 2002 to the Trademark License and Technical Assistance Agreement dated January 15, 2002 by and between Latitude Licensing Corp. and I.C. Isaacs & Company, L.P. (a copy of which was filed with the Commission on November 14, 2002 as Exhibit 10.102 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (the “September 2002 10-Q”), and is hereby incorporated herein by this reference).

10.20
Amendment No. 6 dated October 2, 2002 to the Trademark License and Technical Assistance Agreement for Women’s Collections dated October 2, 2002 by and between Latitude Licensing Corp. and I.C. Isaacs & Company, L.P. (a copy of which was filed as Exhibit 10.103 to the September 2002 10-Q, and is hereby incorporated herein by this reference).

10.21
Amendment no. 7, dated March 31, 2003 to the Trademark License and Technical Assistance Agreement for Women’s Collections between Latitude Licensing Corp. and I.C. Isaacs & Company L.P. (a copy of which was filed with the Commission on April 4, 2003 as Exhibit 10.110 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (the “2002 10-K”), and is hereby incorporated herein by this reference).

10.22
Amendment no. 5 dated March 31, 2003 to the Trademark License and Technical Assistance Agreement dated the 1st day of November 1997 by and between Latitude Licensing Corp. and I.C. Isaacs & Company L.P. (a copy of which was filed as Exhibit 10.111 to the 2002 10-K, and is hereby incorporated herein by this reference).

10.23
Amendment dated as of May 15th, 2003 to the Amended and Restated Employment Agreement between I.C. Isaacs & Company, L.P. and Daniel J. Gladstone (a copy of which was filed with the Commission on May 15, 2003 as Exhibit 10.114 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (the “March 2003 10-Q”), and is hereby incorporated herein by this reference).

Exhibit No.	Description
10.24
Amendment dated as of March 31st, 2003 to the Amended and Restated Employment Agreement between I.C. Isaacs & Company, L.P. and Eugene C. Wielespki (a copy of which was filed as Exhibit 10.115 to the March 2003 10-Q, and is hereby incorporated herein by this reference).

10.25
Amendment No. 8, dated October 29, 2003 to the Trademark License and Technical Assistance Agreement for Women's Collections between Latitude Licensing Corp. and I.C. Isaacs & Company L.P. (a copy of which was filed with the Commission on November 14, 2003 as Exhibit 10.118 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (the “September 2003 10-Q”), and is hereby incorporated herein by this reference).

10.26
Amendment No. 6, dated October 29, 2003 to the Trademark License and Technical Assistance Agreement dated the 1st day of November 1997 by and between Latitude Licensing Corp. and I.C. Isaacs & Company L.P. (a copy of which was filed as Exhibit 10.119 to the September 2003 10-Q, and is hereby incorporated herein by this reference).

10.27
Amendment dated October 13, 2004 to the Executive Employment Agreement dated December 9, 2003 by and Between I.C. Isaacs & Company, L.P. and Peter J. Rizzo (a copy of which was filed with the Commission as Exhibit 10.120 to the Company's Report on Form 8-K filed on October 22, 2004 (the “October 22, 2004 Form 8-K”), and is hereby incorporated herein by this reference).

10.28
Executive Employment agreement made as of the 1st day of March 2004, by and between I.C. Isaacs & Company LP and Jesse de la Rama (a copy of which was filed as Exhibit 10.121 to the October 22, 2004 Form 8-K, and is hereby incorporated herein by this reference).

10.29
Loan and Security Agreement Dated as of December 30, 2004 by and between I.C. Isaacs & Company, L.P. and Wachovia Bank, National Association (a copy of which was filed with the Commission as Exhibit 10.122 to the Company's Report on Form 8-K filed on January 6, 2005, and is hereby incorporated herein by this reference).

10.30
Amendment No. 7, dated December 16, 2004, to the Trademark License and Technical Assistance Agreement dated the 1st day of November 1997 by and between Latitude Licensing Corp. and I.C. Isaacs & Company L.P. (a copy of which was filed with the Commission on March 31, 2005 as Exhibit 10.123 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (the “2004 10-K”), and is hereby incorporated herein by this reference).

10.31
Amendment No. 9, dated December 16, 2004, to the Trademark License and Technical Assistance Agreement for Women's Collections dated March 4, 1998 by and between Latitude Licensing Corp. and I.C. Isaacs & Company L.P. (a copy of which was filed as Exhibit 10.124 to the 2004 10-K, and is hereby incorporated herein by this reference).

10.32
Assignment of warrant to purchase 300,000 shares of the Company’s common stock dated September 28th, 2004 by Textile Investment International S.A. to Rockbrook Investments SA., and consented to on April 13, 2005 by the Company (a copy of which was filed as Exhibit 99.01 to the S-2 Amendment, and is hereby incorporated herein by this reference).

10.33
Assignment of warrant to purchase 200,000 shares of the Company’s common stock dated September 28th, 2004 by Textile Investment International S.A. to Rockbrook Investments SA. , and consented to on April 13, 2005 by the Company (a copy of which was filed as Exhibit 99.02 to the S-2 Amendment, and is hereby incorporated herein by this reference).

21.01	List of Subsidiaries (a copy of which was filed as Exhibit 21.01 to the S-2 Amendment, and is hereby incorporated herein by this reference).
31.01	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.02	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.01	Certification Pursuant to Section 1350 of chapter 63 of Title 18 of the United States Code

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, I.C. Isaacs & Company, Inc. has duly caused this Amendment No. 2 on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

I.C. ISAACS & COMPANY , INC.

Date: November 14, 2005	By:	/s/ Eugene Wielepski
Eugene Wielepski Vice President - Finance and Chief (Principle) Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
I.C. Isaacs & Company, Inc.

We have audited the accompanying consolidated balance sheets of I.C. Isaacs & Company, Inc. and Subsidiaries as of December 31, 2004 and 2003 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

BDO Seidman, LLP

Bethesda, Maryland
February 23, 2005

I.C. Isaacs & Company, Inc.
Consolidated Balance Sheets

	December 31,
	2004	2003

Assets
Current
Cash, including temporary investments of $70,000 and $168,000	$1,045,905	$782,519
Accounts receivable, less allowance for doubtful accounts of $316,000 and $275,000 (Note 3)	10,015,723	9,871,110
Inventories (Notes 1 and 3)	8,317,437	3,854,731
Deferred tax asset (Note 5)	1,193,000	—
Prepaid expenses and other	509,503	68,676
Total current assets	21,081,568	14,577,036
Property, plant and equipment, at cost, less accumulated depreciation and amortization (Note 2)	2,088,233	777,089
Other assets (Note 9)	4,663,109	4,735,635
	$27,832,910	$20,089,760

Liabilities and Stockholders’ Equity
Current
Overdrafts	$—	$197,441
Current maturities of revolving line of credit (Note 3)	223,283	4,224,285
Current maturities of long-term debt (Note 3)	3,366,180	2,013,977
Accounts payable	3,097,963	1,039,901
Accrued expenses and other current liabilities (Note 4)	5,799,574	2,523,253
Total current liabilities	12,487,000	9,998,857

Long-term debt (Note 3)	3,191,728	4,543,931

Commitments and contingencies (Notes 3, 8 and 9)

Stockholders’ Equity (Notes 6 and 7)
Preferred stock; $.0001 par value; 5,000,000 shares authorized, none outstanding	—	—
Common stock; $.0001 par value; 50,000,000 shares authorized; 12,790,799 and 12,311,366 shares issued; 11,614,090 and 11,134,657 shares outstanding	1,279	1,231
Additional paid-in capital	44,100,636	43,658,853
Accumulated deficit	(29,624,862)	(35,790,241)
Treasury stock, at cost (1,176,709 shares)	(2,322,871)	(2,322,871)
Total stockholders’ equity	12,154,182	5,546,972
	$27,832,910	$20,089,760

See accompanying summary of accounting policies and notes to consolidated financial statements.

I.C. Isaacs & Company, Inc.
Consolidated Statements of Operations

	Years Ended December 31,
	2004	2003	2002

Net sales	$80,649,394	$64,304,688	$63,521,197
Cost of sales	49,583,094	43,706,398	41,776,131
Gross profit	31,066,300	20,598,290	21,745,066

Operating Expenses
Selling	10,412,502	9,524,799	11,486,303
License fees (Note 9)	5,330,523	4,163,035	5,017,637
Distribution and shipping	1,968,214	2,062,032	2,392,809
General and administrative	7,531,809	5,243,916	7,115,285
Loss on sale of property	—	414,650	—
Total operating expenses	25,243,048	21,408,432	26,012,034

Operating income (loss )	5,823,252	(810,142)	(4,266,968)

Other income (expense)
Interest, net of interest income of $6,543, $1,687 and $955	(729,068)	(1,008,744)	(657,189)
Other, net	26,195	124,120	(38,442)
Total other expense	(702,873)	(884,624)	(695,631)

Income (loss) from continuing operations	5,120,379	(1,694,766)	(4,962,599)
Income tax benefit	1,045,000	—	—
Net income (loss)	6,165,379	(1,694,766)	(4, 962,599)
Preferred stock deemed dividend	—	—	(596,252)

Net income (loss) attributable to common stockholders	$6,165,379	$(1,694,766)	$(5,558,851)
Basic net income (loss) per share	$0.55	$(0.15)	$(0.61)
Basic net (loss) per share from preferred stock deemed dividend	—	—	(0.07)

Basic net income (loss) per share attributable to common stockholders	$0.55	$(0.15)	$(0.68)
Basic weighted average shares outstanding	11,264,483	11,134,657	8,160,136

Diluted net income (loss) per share	$0.46	$(0.15)	$(0.61)

Diluted net (loss) per share from preferred stock deemed dividend	—	—	(0.07)

Diluted net income (loss) per share attributable to common stockholders	$0.46	$(0.15)	$(0.68)
Diluted weighted average shares outstanding	13,355,300	11,134,657	8,160,136

See accompanying summary of accounting policies and notes to consolidated financial statements.

I.C. Isaacs & Company, Inc.
Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid-in	Accumulated	Treasury
	Shares	Amount	Capital	Deficit	Stock	Total

Balance, at December 31, 2001	9,011,366	$901	$39,674,931	$(28,536,624)	$(2,322,871)	$8,816,337
Net loss	—	—	—	(4,962,599)	—	(4,962,599)
Conversion of Series A Preferred Stock	3,300,000	330	3,299,670	—	—	3,300,000
Officers’ compensation contribution	—	—	88,000	—	—	88,000
Deemed dividend in connection with preferred stock	—	—	596,252	(596,252)	—	—

Balance, at December 31, 2002	12,311,366	$1,231	$43,658,853	$(34,095,475)	$(2,322,871)	$7,241,738
Net loss	—	—	—	(1,694,766)	—	(1,694,766)

Balance, at December 31, 2003	12,311,366	$1,231	$43,658,853	$(35,790,241)	$(2,322,871)	$5,546,972
Net Income	—	—	—	6,165,379	—	6,165,379
Issuance of common stock	479,433	48	441,783	—	—	441,831

Balance, at December 31, 2004	12,790,799	$1,279	$44,100 636	$(29,624,862)	$(2,322,871)	$12,154,182

See accompanying summary of accounting policies and notes to consolidated financial statements.

I.C. Isaacs & Company, Inc.
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2004	2003	2002

Operating Activities
Net income (loss)	$6,165,379	$(1,694,766)	$(4,962,599)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Provision for doubtful accounts	370,387	202,111	315,314
Write off of accounts receivable	(329,387)	(172,111)	(470,314)
Provision for sales returns and discounts	4,088,959	2,477,904	3,672,100
Sales returns and discounts	(3,578,959)	(2,540,904)	(3,744,100)
Valuation allowance-deferred tax asset	(1,193,000)	—	—
Depreciation and amortization	641,095	756,831	1,219,018
Loss on sale of assets	—	414,650	37,655
Officers’ compensation contribution	—	—	88,000
(Increase) decrease in assets
Accounts receivable	(695,613)	(1,519,417)	1,245,640
Inventories	(4,462,706)	2,588,843	(1,372,772)
Prepaid expenses and other	(440,827)	138,257	341,129
Refundable income taxes	—	—	31,192
Other assets	308,155	106,569	(1,390,114)
Increase (decrease) in liabilities
Accounts payable	2,058,062	132,381	(182,933)
Accrued expenses and other current liabilities	3,276,321	438,804	148,299
Cash provided by (used in) operating activities	6,207,866	1,329,152	(5,024,485)

Investing Activities
Proceeds from sale of assets	—	268,221	3,050
Capital expenditures	(1,858,489)	(181,042)	(103,880)
Cash (used in) provided by investing activities	(1,858,489)	87,179	(100,830)

Financing Activities
Overdrafts	(197,441)	(428,641)	277,226
Principal (payments on) proceeds from revolving line of credit	(4,001,002)	(806,168)	5,030,453
Cash on deposit to secure letter of credit	(250,000)	—	—
Issuance of common stock	441,831	—	—
Deferred financing costs	(79,379)	—	(125,000)
Principal payments on long-term debt	—	—	(283,179)
Cash (used in) provided by financing activities	(4,085,991)	(1,234,809)	4,899,500
Increase (decrease) in cash and cash equivalents	263,386	181,522	(225,815)
Cash and Cash Equivalents, at beginning of year	782,519	600,997	826,812
Cash and Cash Equivalents, at end of year	$1,045,905	$782,519	$600,997

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

Business Description

The Company, which operates in one business segment, is a designer and marketer of branded jeanswear and sportswear. The Company offers collections of jeanswear and sportswear for men and women under the Marithé and François Girbaud brand (“Girbaud brand”) in the United States and Puerto Rico. The Girbaud brand is an internationally recognized designer label with a distinct European influence. The Company has positioned its Girbaud brand line with a broad assortment of products, styles and fabrications reflecting a contemporary European look. The Company markets a full collection of men’s and women’s jeanswear and sportswear under the Girbaud brand, including a broad array of bottoms, tops and outerwear.

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

Concentration of Credit Risk

Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of trade accounts receivable. The Company’s customer base is not concentrated in any specific geographic region, but is concentrated in the retail industry. For the years ended December 31, 2004, 2003 and 2002, sales to one customer were $7,713,000, $5,156,000, and $5,302,000. These amounts constitute 9.6%, 8.0% and 8.3% of total sales, respectively. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. The Company’s actual credit losses as a percentage of net sales were 0.3%, 0.5% and 0.8% for the years ended December 31, 2004, 2003 and 2002, respectively.

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

Cost of Goods Sold and Operating Expenses

The Company includes in cost of goods sold all costs and expenses related to obtaining merchandise incurred prior to the receipt of finished goods at the Company’s distribution facilities. These costs include, but are not limited to, product cost, inbound freight charges, purchasing and receiving costs, inspection costs, warehousing costs and internal transfer costs, as well as insurance, duties, brokers’ fees and consolidators’ fees. The Company includes in selling, general and administrative expenses costs incurred subsequent to the receipt of finished goods at its distribution facilities, such as the cost of picking and packing goods for delivery to customers. In addition, selling, general and administrative expenses include product design costs, selling and store service costs, marketing expenses and general and administrative expenses.

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

	Year ended December 31,
	2004	2003	2002

Net income (loss) attributable to common stockholders, as reported	$6,165,379	$(1,694,766)	$(5,558,851)
Total stock-based employee compensation expense determined under the fair value based method for all awards	(286,187)	(231,448)	(20,332)
Pro forma net income (loss) attributable to common stockholders	$5,879,192	$(1,926,214)	$(5,579,183)

Basic net income (loss) per common share, as reported	$0.55	$(0.15)	$(0.68)

Basic net income (loss) per common share, pro forma	$0.52	$(0.17)	$(0.68)

Diluted net income (loss) per common share, as reported	$0.46	$(0.15)	$(0.68)

Diluted net income (loss) per common share, pro forma	$0.44	$(0.17)	$(0.68)

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

Comprehensive Income

The Company has adopted the provisions of Statement No. 130, “Reporting Comprehensive Income”. The Company has no items of comprehensive income to report.

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

In December 2004, the FASB issued Statement No. 123(R), Share-Based Payment, which is a revision of Statement 123. Statement 123(R) requires all share-based payments to employees and directors to be recognized in the financial statements based on their fair values, using prescribed option-pricing models. The Company will adopt Statement 123(R) on July 1, 2005. From and after that date, pro forma disclosure will no longer be an alternative to financial statement recognition. Accordingly, the adoption of Statement 123(R)'s fair value method may have a significant impact on the Company’s results of operations. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosures included in the Summary of Accounting Policies - Stock Options. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. The Company continues to monitor the potential impact of the proposed statement on its financial condition and results of operations.

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

I.C. Isaacs & Company, Inc.
Notes to Consolidated Financial Statements

1. Inventories

Inventories consist of the following:	December 31,
	2004	2003

Work-in-process	$227,444	$289,407
Finished goods	8,089,993	3,565,324
	$8,317,437	$3,854,731

2. Property, Plant and Equipment

Property, plant and equipment consists of the following:	December 31,		Estimated Useful Lives
	2004	2003

Land	$149,160	$149,160
Buildings and improvements	1,262,892	1,262,892	18 years
Machinery, equipment and fixtures	7,120,289	6,970,708	5-7 years
Leasehold improvements and other	2,948,108	1,239,200	various
	11,480,449	9,621,960
Less accumulated depreciation and amortization	9,392,216	8,844,871
	$2,088,233	$777,089

Depreciation expense for 2004, 2003 and 2002 totaled $547,345, $501,953 and $804,000 respectively.

During 2003, the Company sold an undeveloped parcel of land it had purchased in 1998 for the purpose of building a new distribution facility. The Company decided not to build a new facility as its current facility was capable to support its operations for the present and near future. The Company recognized a loss of approximately $415,000 on the disposal of this property.

3. Long-term Debt

Long-term debt consists of the following:	December 31,
	2004	2003

Revolving line of credit (a)(b)	$223,283	$4,224,285
Notes payable (c)	6,557,908	6,557,908
Total	6,781,191	10,782,193

Less current maturities of revolving line of credit	223,283	4,224,285
Less current maturities of long-term debt	3,366,180	2,013,977
	$3,191,728	$4,543,931

(a)
On December 30, 2004, the Company entered into a three year credit facility (the “Credit Facility”) with Wachovia Bank, National Association (“Wachovia”). The Credit Facility provides that the Company may borrow, using as collateral, up to 85% of eligible accounts receivable and a portion of eligible inventory, both as defined by the Credit Facility. Borrowings under the Credit Facility may not exceed $25.0 million including outstanding letters of credit which are limited to $8.0 million at any one time. There were approximately $3.1 million of outstanding letters of credit at December 31, 2004. The Credit Facility accords to the Company the right, at its election, to borrow these amounts as either Prime Rate Loans or LIBOR Loans. Prime Rate Loans bear interest at the prime rate plus the applicable margin in effect from time to time. LIBOR Loans are limited to three in total, must be a minimum of $1,000,000 each and in integral multiples of $500,000 in excess of that amount, and bear interest at the LIBOR rate plus the applicable margin in effect from time to time. The applicable margins, as defined by the Credit Facility, fluctuate from 0.00% to 0.75% for the Prime Loans and 2.00% to 2.75% for LIBOR Loans. The applicable margins are inversely affected by fluctuations in the amount of “excess availability” - the unused portion of the amount available under the facility - which are in staggered increments from less then $2.5 million to $7.5 million. The Prime Rate and the LIBOR Rate were 5.00% and 3.10% respectively at December 31, 2004. All the amounts borrowed under the credit facility at December 31, 2004 were Prime Rate Loans and the effective rate was 7.0% at that time. Starting in 2005, the Credit Facility also requires the Company to comply with certain covenants expressed as fixed charge coverage ratios and tangible liability to net worth ratios. As collateral security for its obligations under the Credit Facility, the Isaacs and the LP granted a first priority security interest in all of their respective assets to Wachovia. The Company paid $79,379 as a facility fee to Wachovia in connection with the consummation of the Credit Facility. That fee is deferred and will be amortized over the life of the Credit Facility.

(b)
Prior to December 30, 2004, the Company had an asset-based revolving line of credit (the "Credit Agreement") with Congress Financial Corporation ("Congress"). This Credit Agreement, as amended, provided that the Company could have borrowed up to 80.0% of net eligible accounts receivable and a portion of inventory. Borrowings under the Credit Agreement could not exceed $20.0 million, including outstanding letters of credit which were limited to either $4.0 million or $6.0 million at various times during the year. These borrowings bore interest at the lender’s prime rate of interest plus 2.25% (effectively 6.50% at December 30, 2004). In connection with amending the Credit Agreement in December 2002, March 2003 and November 2003, the Company paid and deferred certain financing fees and either expensed as paid or amortized them over the remaining life of the amended Credit Agreement. The Company expensed or amortized $125,000 and $250,000 of these fees in 2004 and 2003.

Average short-term borrowings and the related interest rates are as follows:

Substantially all 2004 and 2003 information relates to Congress Credit Agreement	Year Ended December 31,
	2004	2003

Borrowings under revolving line of credit	$223,283	$4,224,285
Weighted average interest rate	6.50%	6.30%
Maximum month-end balance during year	$6,433,366	$7,836,492
Average month-end balance during year	$4,056,270	$5,956,376

(c)
On May 6, 2002, Textile Investment International S.A. (“Textile”), an affiliate of Latitude Licensing Corp. (“Latitude”), the licensor of the Company, acquired a note that the Company had issued to a former licensor. On May 21, 2002, Textile exchanged that note for an amended and restated note bearing interest at the rate of 8% per annum, (the “Replacement Note”), which subordinated Textile’s rights under the note to the rights of Congress under the Credit Agreement, deferred the original note’s principal payments and extended the maturity date of the note until 2007. In connection with the execution of the Credit Facility, the Replacement Note was further amended and restated to subordinate Textile’s rights to the rights of Wachovia under the Credit Facility (the “Amended and Restated Replacement Note”). Pursuant to the subordination provisions of the Replacement Note, the Company was obligated to defer the payments that otherwise would have been due thereunder in December 2002, and during each calendar quarter of 2003 and 2004. Also, pursuant to the provisions of the Replacement Note, the non-payment and deferral of those payments did not constitute a default thereunder. The Replacement Note has been classified as current or long-term based upon the respective original due dates of the quarterly payments specified in the Replacement Note. Accordingly, each deferred quarterly payment has been classified as current even though the payment thereof may not be due until a future year.

At December 31, 2004, long-term debt maturities were as follows:

2005	$3,366,180
2006	1,465,263
2007	1,726,465
$6,557,908

4. Accrued Expenses

Accrued expenses consist of the following:	December 31,
	2004	2003

Royalties & other licensor obligations, Note 8	$2,489,274	$1,153,094
Accrued interest	1,136,023	702,628
Management & selling bonuses	1,087,442	236,587
Severance accrual	290,570	—
Accrued professional fees	162,650	50,000
Income taxes payable	148,000	—
Accrued compensation	120,871	68,397
Customer credit balances	82,832	61,633
Payroll tax withholdings	71,934	69,619
Sales commissions payable	51,629	60,294
Property taxes	19,895	19,895
Other	138,454	101,106
	$5,799,574	$2,523,253

5. Income Taxes

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. As of December 31, 2004 and 2003, the Company has net operating loss carry forwards for income tax reporting purposes of approximately $41,269,000 and $45,163,000 respectively, which represent deferred tax assets of approximately $15,908,000 and $20,490,000 respectively. These net operating losses begin to expire in 2014. Through 2003, no income tax benefit had been recorded due to the uncertainty over the Company’s ability to generate taxable income beyond 2003. As a result of the income the Company generated in 2004, the Company’s management reevaluated its net operating losses and the related valuation allowances and has recognized a net income tax benefit of $1,045,000 for 2004.

Significant items comprising the Company’s deferred tax assets are as follows:	December 31,
	2004	2003

Net operating loss carry forwards	$15,908,000	$20,490,000
Depreciation and amortization	764,000	773,000
Accrued royalty payments	915,000	—
Accrued interest payable	446,000	—
Capital loss carryforward	163,000	178,000
Allowance for doubtful accounts	124,000	118,000
Inventory valuation	51,000	37,000
Accrued severance	114,000	—
Contribution carryovers	44,000	46,000
Other	21,000	22,000
	18,550,000	21,664,000

Valuation allowance	(17,357,000)	(21,664,000)
Net deferred tax asset	$1,193,000	$—

A reconciliation between the statutory and effective tax rates is as follows:	Year Ended December 31,
	2004	2003	2002

Federal statutory rate	34.0%	(35.0)%	(35.0)%
State and local taxes, net of federal benefit	4.0	(4.0)	(4.0)
Nondeductible entertainment expense	2.0	1.0	1.0
Alternative minimum taxes	2.0	—	—
Losses for which a benefit (is)/is not currently available	(62.4)	38.0	38.0
	(20.4)%	—%	—%

The 2004 net tax benefit is derived from the following components:	Year Ended December 31, 2004
	Federal	State	Total

Current tax expense	$(148,000)	$—	$(148,000)
Deferred tax benefit	950,000	243,000	1,193,000
Net income tax benefit	$802,000	$243,000	$1,045,000

No reconciliation for 2003 or 2002 was provided as there was no tax expense or benefit for those years.

6. Stockholders’ Equity

The Company currently holds 1,176,709 of common stock shares in its treasury at a cost of $2,322,871.

During 2002, the Company granted warrants to purchase 500,000 shares of the Company’s Common Stock for $0.75 per share to Textile. The Company determined the aggregate value of these warrants on the date of grant to be approximately $596,000, based on the Black-Scholes valuation model, with the following weighted average assumptions: dividend yield of 0%, expected volatility of 75%, risk free interest rate of 3.59% and expected term of 9 years. This amount was recorded as a preferred stock deemed dividend in the statements of operations and stockholders’ equity.

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

A summary of stock options outstanding and exercisable as of December 31, 2004 is as follows:

Options outstanding at December 31, 2004				Options exercisable at December 31, 2004
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.30 to $0.60	364,667	5.80	$0.568	198,000	$0.551
$0.87 to $2.125	1,226,150	4.35	$1.260	867,817	$1.390
$0.30 to $2.125	1,590,817	4.59	$1.101	1,065,817	$1.234

Options outstanding at December 31, 2003				Options exercisable at December 31, 2003
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.30 to $0.60	645,000	6.26	$0.193	—	$—
$0.90 to $2.125	1,425,250	5.86	$0.978	1,425,250	$1.311
$0.30 to $2.125	2,070,250	5.98	$0.679	1,425,250	$1.311

Options outstanding at December 31, 2002				Options exercisable at December 31, 2002
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.30 to $0.58	220,000	9.95	$0.567	—	$—
$0.90 to $2.125	1,086,250	6.42	$1.487	867,817	$1.519
$0.30 to $2.125	1,306,250	6.98	$1.332	1,065,817	$1.519

The following table relates to options activity in 2002, 2003 and 2004 under the Plan:	Number of Options	Weighted Average Exercise Price per Option

Options outstanding at December 31, 2001	1,086,250	1.470

Granted	220,000	0.580

Options outstanding at December 31, 2002	1,306,250	1.226

Granted	925,000	0.770

Cancelled	(161,000)	1.380

Options outstanding at December 31, 2003	2,070,250	1.076

Cancelled	(25,000)	0.600

Granted	25,000	0.870

Exercised	(479,433)	0.922

Options outstanding at December 31, 2004	1,590,817	1.101

Options exercisable at December 31, 2004	1,065,817	1.234

8. Commitments and Contingencies

Operating Leases

The Company rents real and personal property under leases expiring at various dates through 2014. Certain of the leases stipulate payment of real estate taxes and other occupancy expenses. Minimum annual rental commitments under noncancellable operating leases in effect at December 31, 2004 are summarized as follows:

	Showrooms & Office Space	Computer & Office Equipment	Total

2005	$389,309	$115,217	$504,526
2006	399,043	93,647	492,690
2007	409,018	43,308	452,326
2008	419,244	32,879	452,123
2009	432,808	—	432,808
Thereafter	2,465,201	—	2,465,201
	$4,514,623	$285,051	$4,799,674

In July 2004, the Company signed a 10 year lease to relocate its New York offices and showrooms. The Company will expense the rent payments on a straight line basis in accordance with the provisions of SFAS No. 13 “Accounting for Leases” starting October 2004, the date the Company obtained access to the facility. Also, in connection with this lease, the Company has provided to the lessor a $250,000 letter of credit and has provided a deposit for this amount to the bank as security for this letter of credit. As the use of these funds is restricted, this deposit is classified as a non-current asset.

Total rent expense is as follows:	Year Ended December 31,
	2004	2003	2002

Minimum rentals	$386,345	$475,966	$631,925
Other lease costs	40,631	154,437	175,218
	426,976	$630,403	$807,143

Licenses

Girbaud Men’s Licensing Agreement

The Company has entered into an exclusive license agreement with Latitude to manufacture and market men’s jeanswear, casual wear, outerwear and active influenced sportswear under the Girbaud brand and certain related trademarks in the United States, Puerto Rico and the U.S. Virgin Islands. Under the agreement as amended, the Company is required to make royalty payments to the licensor in an amount equal to 6.25% of net sales or regular licensed merchandise and 3.0% of certain irregular and closeout licensed merchandise. The Company is obligated to pay the greater of actual royalties earned or minimum guaranteed annual royalties of $3,000,000 through 2007. The Company is required to spend the greater of an amount equal to 3% of Girbaud men’s net sales or $500,000 in advertising and related expenses promoting the men’s Girbaud brand products in each year through the term of the Girbaud men’s agreement.

Girbaud Women’s Licensing Agreement

The Company has entered into an exclusive license agreement with Latitude to manufacture and market women’s jeanswear, casual wear, and active influenced sportswear under the Girbaud brand and certain related trademarks in the United States, Puerto Rico, and the U.S. Virgin Islands. In June 2002, the Company notified Latitude of its intention to extend the agreement through 2007. Under the agreement as amended, the Company is required to make royalty payments to the licensor in an amount equal to 6.25% of net sales or regular licensed merchandise and 3.0% of certain irregular and closeout licensed merchandise. The Company is obligated to pay the greater of actual royalties earned or minimum guaranteed annual royalties of $1,500,000 through 2007. The Company is required to spend the greater of an amount equal to 3% of Girbaud women’s net sales or $400,000 in advertising and related expenses promoting the women’s Girbaud brand products in each year through the term of the Girbaud women’s agreement. In addition, while the agreement is in effect the Company is required to pay $190,000 per year to the licensor for advertising and promotional expenditures related to the Girbaud brand.

In connection with the refinancing of the Company’s credit facility in December 2004, Latitude and the Company agreed to defer approximately $2.3 million of 2004 minimum and additional royalty payments to 2005. The Company expects to pay these amounts in the first half of 2005 and pay all 2005 royalty payments as they become due.

Employment Agreements

The Company is party to employment agreements with four officers which provide for specified levels of compensation and certain other benefits. The agreements, which expire between 2005 and 2007, also provide for severance payments from the termination date through the expiration date under certain circumstances.

Following is a summary of the Company’s commitment obligations as of December 31, 2004:

Summary schedule of commitments:	Payments Due By Period
	Total	Current	1-3 years	4-5 years	After 5 years

Operating leases	$4,799,673	$504,526	$945,016	$884,930	$2,465,201
Employment agreements	2,826,500	1,380,000	1,446,500	—	—
Licensing agreement fee obligations	15,830,526	6,830,526	9,000,000	—	—
Licensing agreement fashion show obligations	975,000	375,000	600,000	—	—
Licensing agreement creative & advertising fee obligations	570,000	190,000	380,000
Promotional expense license requirement	2,700,000	900,000	1,800,000	—	—
Total contractual obligations	$27,701,699	$10,180,052	$14,171,516	$884,930	$2,465,201

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

	Years Ended December 31,
	2004	2003	2002

Service cost of current period	$60,000	$54,000	$88,000
Interest on the above service cost	4,000	4,000	6,000
	64,000	58,000	94,000
Interest on the projected benefit obligation	522,000	450,000	458,000
Expected return on plan assets	(556,000)	(519,000)	(575,000)
Amortization of prior service cost	43,000	43,000	43,000
Amortization of loss	373,000	317,000	224,000
Pension cost	$446,000	$349,000	$244,000

The following table sets forth the Plan’s funded status and amounts recognized at December 31, 2004, 2003 and 2002:
	Years ended December 31,
	2004	2003	2002

Vested benefits	$6,704,000	$5,764,000	$5,756,000
Nonvested benefits	30,000	30,000	35,000
Accumulated benefit obligation	6,734,000	5,794,000	5,791,000
Effect of anticipated future compensation levels and other events	425,000	245,000	297,000
Projected benefit obligation	7,159,000	6,039,000	6,088,000
Fair value of assets held in the plan	7,438,000	7,396,000	7,092,000
(Excess)/deficit of projected benefit obligation over plan assets	279,000	1,357,000	1,004,000
Unrecognized net loss from past experience different from that assumed	4,000,000	3,150,000	3,509,000
Unrecognized prior service cost	43,000	85,000	128,000
Net prepaid periodic pension cost	$4,322,000	$4,592,000	$4,641,000

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

The following sets forth the Plan’s change in benefit obligation for 2004 and 2003:	Years Ended December 31,
	2004	2003

Benefit obligation at beginning of year	$6,039,000	$6,088,000
Service cost	64,000	58,000
Interest cost	522,000	450,000
Benefits paid	(779,000)	(927,000)
Actuarial loss	1,313,000	370,000
Benefit obligation at end of period	$7,159,000	$6,039,000

The following sets forth the Plan’s change in plan assets for 2004 and 2003:	Years Ended December 31,
	2004	2003

Fair value of plan assets at beginning of year	$7,396,000	$7,092,000
Return on plan assets	556,000	519,000
Employer contributions	175,000	300,000
Benefits paid	(779,000)	(927,000)
Assets gain/loss deferred	90,000	412,000
Fair value of plan assets at end of year	$7,438,000	$7,396,000

The plan’s fiduciaries set investment policies and strategies for the trust. Long-term strategic investment objectives include preserving the funded status of the trust and balancing risk and return. The plan’s fiduciaries oversee the investment allocation process, which includes selecting investment managers, setting long-term strategic targets and monitoring asset allocations. Target allocation ranges are guidelines, not limitations, and occasionally plan fiduciaries will approve allocations above or below a target range.

The Company’s pension plan weighted-average asset allocations at December 31, 2004 and 2003, by asset category are as follows:	December 31,
	2004	2004

Equity Securities	70%	65%
Debt Securities	20%	30%
Cash Accounts	10%	5%
	100%	100%

The following benefit payments, which reflect expected future services, as appropriate, are expected to be paid:	Pension Benefits

2005	$114,000
2006	125,000
2007	167,000
2008	203,000
2009	227,000
Years 2010-2014	1,565,000
$2,401,000

10. Supplemental Disclosures of Cash Flow Information

Cash paid during the year for interest amounted to $295,077, $499,166 and $463,457 for 2004, 2003 and 2002, respectively.

Non-cash effect of restructuring BOSS trademark and licensing arrangement:	2004	2003	2002

Conversion of redeemable preferred stock to common stock	$—	$—	$3,300,000
Officers’ compensation contribution	—	—	88,000
Deemed dividend in connection with preferred stock	—	—	596,252

11. Quarterly Financial Data (Unaudited)

Summarized quarterly financial data for 2004 and 2003 is as follows:

	Quarter
2004	First	Second	Third	Fourth

Net sales	$20,764,668	$19,667,444	$21,888,273	$18,329,009
Gross profit	7,246,289	7,456,847	9,629,472	6,733,692
Net income	864,581	1,313,466	2,488,531	1,498,801
Basic earnings per share	$0.08	$0.12	$0.22	$0.13
Diluted earnings per share	$0.07	$0.11	$0.18	$0.11

	Quarter
2003	First	Second	Third	Fourth

Net sales	$16,446,613	$16,093,518	$15,714,613	$16,049,943
Gross profit	4,573,807	5,559,131	5,304,319	5,161,032
Net (loss) income	(641,625)	471,322	(545,429)	(979,034)
Basic and diluted (loss) earnings per share	$(0.06)	$0.04	$(0.05)	$(0.09)

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
I.C. Isaacs & Company, Inc.

The audits referred to in our report dated February 23, 2005 relating to the consolidated financial statements of I.C. Isaacs & Company, Inc. and Subsidiaries, which is contained in Item 15 of Amendment No. 2 to this Form 10-K, included the audit of the financial statement schedule listed in the accompanying index. That financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on that financial statement schedule based upon our audits.

In our opinion such financial statement schedule presents fairly, in all material respects, the information set forth therein.

BDO Seidman, LLP

Bethesda, Maryland
February 23, 2005

SCHEDULE II

I. C. Isaacs & Company, Inc.
Valuation and Qualifying Accounts

Description	Balance Beginning of the Year	Charged to Costs and Expenses	Deduction	Balance at End of Year

Year Ended December 31, 2002
Allowance for doubtful accounts	$400,000	$315,000	$(470,000)	$245,000
Merchandise allowances	1,400,000	2,277,000	(2,119,000)	1,558,000
Reserve for sales returns and discounts	198,000	3,672,000	(3,744,000)	126,000

Year Ended December 31, 2003
Allowance for doubtful accounts	$245,000	$202,000	$(172,000)	$275,000
Merchandise allowances	1,558,000	1,920,000	(2,317,000)	1,161,000
Reserve for sales returns and discounts	126,000	2,477,000	(2,540,000)	63,000

Year Ended December 31, 2004
Allowance for doubtful accounts	$275,000	$370,000	$(329,000)	$316,000
Merchandise allowances	1,161,000	3,777,000	(3,197,000)	1,741,000
Reserve for sales returns and discounts	63,000	4,089,000	(3,579,000)	573,000

Exhibit Index

Exhibit No.	Description
3.01
Amended and Restated Certificate of Incorporation (a copy of which was filed with the Commission on October 3, 1997 as Exhibit 3.01 to the Company’s Registration Statement on Form S-1 (the “S-1 Registration Statement”), and is hereby incorporated herein by this reference).

3.02	Amended and Restated By-laws (a copy of which was filed as Exhibit 3.02 to the S-1 Registration Statement, and is hereby incorporated herein by this reference).
3.03
Certificate of Designation of the Series A Convertible Preferred Stock of the Company (a copy of which was filed with the Commission on November 15, 1999 as Exhibit 3.03 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, and is hereby incorporated herein by this reference).

3.04
Certificate of Amendment to the Certificate of Designation of the Series A Convertible Preferred Stock of the Company (a copy of which was filed with the Commission on April 2, 2001 as Exhibit 3.04 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, and is hereby incorporated herein by this reference.

3.05
Second Certificate of Amendment to the Certificate of Designation of the Series A Convertible Preferred Stock of the Company (a copy of which was filed with the Commission on November 14, 2002 as Exhibit 3.05 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (the “September 2002 10-Q”), and is hereby incorporated herein by this reference).

3.06
Certificate of Amendment of Amended and Restated Certificate of Incorporation (a copy of which was filed with the Commission on August 14, 2003 as Exhibit 3.06 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (the “June 2003 10-Q”), and is hereby incorporated herein by this reference)

4.01
Specimen Common Stock Certificate (a copy of which was filed with the Commission on October 3, 1997 as Exhibit 4.01 to the Company’s Registration Statement on Form S-1 (the “S-1 Registration Statement”), and is hereby incorporated herein by this reference).

4.02
Warrant No. 1 issued by the Company to Textile Investment International S.A. (“Textile”) for the purchase of 300,000 shares of Common Stock (a copy of which was filed with the Commission on November 14, 2002 as Exhibit 4.02 to the September 2002 10-Q, and is hereby incorporated herein by this reference).

4.03
Warrant No. 2 issued by the Issuer to Textile for the purchase of 200,000 shares of Common Stock (a copy of which was filed as Exhibit 4.03 to the September 2002 10-Q, and is hereby incorporated herein by this reference).

4.04	Amended and Restated Omnibus Stock Plan as in effect on June 30, 2003 (a copy of which was filed as Exhibit 4.04 to the June 2003 10-Q, and is hereby incorporated herein by this reference).

Exhibit No.	Description
4.05
2005 Non-Employee Directors Stock Option Plan (a copy of which was filed with the Commission on August 10, 2005 as Exhibit 4.05 to Amendment No. 1 to the Company’s Registration Statement on Form S-2 (the “S-2 Amendment”), and is hereby incorporated herein by this reference).

10.01	Form of Indemnification Agreement (a copy of which was filed as Exhibit 10.09 to the S-1 Registration Statement, and is hereby incorporated herein by this reference).
10.02
Girbaud Trademark License and Technical Assistance Agreement dated November 1, 1997 (a copy of which was filed with the Commission on November 26, 1997 as Exhibit 10.26 to Amendment No. 2 to the S-1 Registration Statement (“S-1 Amendment 2”), and is hereby incorporated herein by this reference).

10.03	Defined Benefit Pension Plan (a copy of which was filed with as Exhibit 10.27(a) to S-1 Amendment No. 2, and is hereby incorporated herein by this reference).
10.04	First Amendment to Defined Benefit Pension Plan (a copy of which was filed as Exhibit 10.27(b) to S-1 Amendment 2, and is hereby incorporated herein by this reference).
10.05
Girbaud Trademark License and Technical Assistance Agreement dated January 15, 1998 (a copy of which was filed with the Commission on March 27, 1998 as Exhibit 10.26(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 (the “1997 10-K”), and is hereby incorporated herein by this reference).

10.06
Girbaud Trademark License and Technical Assistance Agreement for Women's Collection dated March 4, 1998 (a copy of which was filed as Exhibit 10.26(b) to the 1997 10-K, and is hereby incorporated herein by this reference).

10.07
Amendment No. 1 dated June 18, 1998 to Girbaud Trademark and Technical Assistance Agreement for Women's Collection (a copy of which was filed with the Commission on August 12, 1998 as Exhibit 10.32 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, and is hereby incorporated herein by this reference).

10.08
Amendment No. 1 dated November 12, 1998 to Trademark License and Technical Assistance Agreement for Men's Collections by and between I.C. Isaacs & Co., L.P. and Latitude Licensing Corp. (a copy of which was filed with the Commission on March 30, 1999 as Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (the “1998 10-K”), and is hereby incorporated herein by this reference).

10.09
Amendment No. 2 dated November 12, 1998 to Trademark License and Technical Assistance Agreement for Women's Collections by and between I.C. Isaacs & Co., L.P. and Latitude Licensing Corp. (a copy of which was filed as Exhibit 10.41 to the 1998 10-K, and is hereby incorporated herein by this reference).

10.10
Executive Employment Agreement by and between I.C. Isaacs & Company, Inc. and Daniel Gladstone dated January 21, 1999 (a copy of which was filed as Exhibit 10.42 to 1998 10-K, and is hereby incorporated herein by this reference).

Exhibit No.	Description
10.11
Amendment No. 1 dated March 4, 1998 to Trademark License and Technical Assistance Agreement for Men's Collections by and between the Company and Latitude Licensing Corp. (a copy of which was filed as Exhibit 10.56 to the 1998 10-K, and is hereby incorporated herein by this reference).

10.12
Amendment No. 3 dated December 23, 1998 to Trademark License and Technical Assistance Agreement for Women's Collections by and between the Company and Latitude Licensing Corp. (a copy of which was filed as Exhibit 10.57 to the 1998 10-K, and is hereby incorporated herein by this reference).

10.13
Amendment No. 4 to the Trademark License and Technical Assistance Agreement Covering Women's Products dated August 2, 1999 (a copy of which was filed with the Commission on August 13, 1999 as Exhibit 10.60 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, and is hereby incorporated herein by this reference).

10.14
Amendment No. 2 dated June 21, 2000, to Trademark License and Technical Assistance Agreement Covering Men's Products dated January 15, 1998, by and between Latitude Licensing Corp. and I.C. Isaacs & Company L.P. 3.03 (a copy of which was filed with the Commission on August 14, 2000 as Exhibit 10.75 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (the “June 2000 10-Q”), and is hereby incorporated herein by this reference).

10.15
Amendment No. 5 dated June 21, 2000, to Trademark License and Technical Assistance Agreement Covering Women's Products dated January 15, 1998, by and between Latitude Licensing Corp. and I.C. Isaacs & Company L.P. (a copy of which was filed as Exhibit 10.76 to the June 2000 10-Q, and is hereby incorporated herein by this reference).

10.16
Amendment No.3 to Trademark License and Technical Assistance Agreement Covering Men’s Products Dated May 31, 2001 (a copy of which was filed with the Commission on April 1, 2002 as Exhibit 10.92 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, and is hereby incorporated herein by this reference).

10.17
Amended and Restated Executive Employment Agreement dated April 17, 2002, by and between the Company and Eugene C. Wielepski (a copy of which was filed with the Commission on April 22, 2002 as Exhibit 10.94 to Amendment No. 1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (the “2001 10-K Amendment”), and is hereby incorporated herein by this reference).

10.18
Amended and Restated Executive Employment Agreement dated April 17, 2002, by and between the Company and Daniel J. Gladstone (a copy of which was filed as Exhibit 10.95 to Amendment No. 1 to the 2001 10-K Amendment, and is hereby incorporated herein by this reference).

10.19
Amendment No. 4 dated October 2, 2002 to the Trademark License and Technical Assistance Agreement dated January 15, 2002 by and between Latitude Licensing Corp. and I.C. Isaacs & Company, L.P. (a copy of which was filed with the Commission on November 14, 2002 as Exhibit 10.102 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (the “September 2002 10-Q”), and is hereby incorporated herein by this reference).

Exhibit No.	Description
10.20
Amendment No. 6 dated October 2, 2002 to the Trademark License and Technical Assistance Agreement for Women’s Collections dated October 2, 2002 by and between Latitude Licensing Corp. and I.C. Isaacs & Company, L.P. (a copy of which was filed as Exhibit 10.103 to the September 2002 10-Q, and is hereby incorporated herein by this reference).

10.21
Amendment no. 7, dated March 31, 2003 to the Trademark License and Technical Assistance Agreement for Women’s Collections between Latitude Licensing Corp. and I.C. Isaacs & Company L.P. (a copy of which was filed with the Commission on April 4, 2003 as Exhibit 10.110 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (the “2002 10-K”), and is hereby incorporated herein by this reference).

10.22
Amendment no. 5 dated March 31, 2003 to the Trademark License and Technical Assistance Agreement dated the 1st day of November 1997 by and between Latitude Licensing Corp. and I.C. Isaacs & Company L.P. (a copy of which was filed as Exhibit 10.111 to the 2002 10-K, and is hereby incorporated herein by this reference).

10.23
Amendment dated as of May 15th, 2003 to the Amended and Restated Employment Agreement between I.C. Isaacs & Company, L.P. and Daniel J. Gladstone (a copy of which was filed with the Commission on May 15, 2003 as Exhibit 10.114 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (the “March 2003 10-Q”), and is hereby incorporated herein by this reference).

10.24
Amendment dated as of March 31st, 2003 to the Amended and Restated Employment Agreement between I.C. Isaacs & Company, L.P. and Eugene C. Wielespki (a copy of which was filed as Exhibit 10.115 to the March 2003 10-Q, and is hereby incorporated herein by this reference).

10.25
Amendment No. 8, dated October 29, 2003 to the Trademark License and Technical Assistance Agreement for Women's Collections between Latitude Licensing Corp. and I.C. Isaacs & Company L.P. (a copy of which was filed with the Commission on November 14, 2003 as Exhibit 10.118 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (the “September 2003 10-Q”), and is hereby incorporated herein by this reference).

10.26
Amendment No. 6, dated October 29, 2003 to the Trademark License and Technical Assistance Agreement dated the 1st day of November 1997 by and between Latitude Licensing Corp. and I.C. Isaacs & Company L.P. (a copy of which was filed as Exhibit 10.119 to the September 2003 10-Q, and is hereby incorporated herein by this reference).

10.27
Amendment dated October 13, 2004 to the Executive Employment Agreement dated December 9, 2003 by and Between I.C. Isaacs & Company, L.P. and Peter J. Rizzo (a copy of which was filed with the Commission as Exhibit 10.120 to the Company's Report on Form 8-K filed on October 22, 2004 (the “October 22, 2004 Form 8-K”), and is hereby incorporated herein by this reference).

Exhibit No.	Description
10.28
Executive Employment agreement made as of the 1st day of March 2004, by and between I.C. Isaacs & Company LP and Jesse de la Rama (a copy of which was filed as Exhibit 10.121 to the October 22, 2004 Form 8-K, and is hereby incorporated herein by this reference).

10.29
Loan and Security Agreement Dated as of December 30, 2004 by and between I.C. Isaacs & Company, L.P. and Wachovia Bank, National Association (a copy of which was filed with the Commission as Exhibit 10.122 to the Company's Report on Form 8-K filed on January 6, 2005, and is hereby incorporated herein by this reference).

10.30
Amendment No. 7, dated December 16, 2004, to the Trademark License and Technical Assistance Agreement dated the 1st day of November 1997 by and between Latitude Licensing Corp. and I.C. Isaacs & Company L.P. (a copy of which was filed with the Commission on March 31, 2005 as Exhibit 10.123 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (the “2004 10-K”), and is hereby incorporated herein by this reference).

10.31
Amendment No. 9, dated December 16, 2004, to the Trademark License and Technical Assistance Agreement for Women's Collections dated March 4, 1998 by and between Latitude Licensing Corp. and I.C. Isaacs & Company L.P. (a copy of which was filed as Exhibit 10.124 to the 2004 10-K, and is hereby incorporated herein by this reference).

10.32
Assignment of warrant to purchase 300,000 shares of the Company’s common stock dated September 28th, 2004 by Textile Investment International S.A. to Rockbrook Investments SA., and consented to on April 13, 2005 by the Company (a copy of which was filed as Exhibit 99.01 to the S-2 Amendment, and is hereby incorporated herein by this reference).

10.33
Assignment of warrant to purchase 200,000 shares of the Company’s common stock dated September 28th, 2004 by Textile Investment International S.A. to Rockbrook Investments SA. , and consented to on April 13, 2005 by the Company (a copy of which was filed as Exhibit 99.02 to the S-2 Amendment, and is hereby incorporated herein by this reference).

21.01	List of Subsidiaries (a copy of which was filed as Exhibit 21.01 to the S-2 Amendment, and is hereby incorporated herein by this reference).
23.01	Consent of BDO Seidman, LLP
31.01	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.02	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.01	Certification Pursuant to Section 1350 of chapter 63 of Title 18 of the United States Code