Form 10-Q/A
period 2005-03-31
IC ISAACS & CO INC
filed 2005-11-15
CIK 1041179

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________

FORM 10-Q/A

(Mark One)
AMENDMENT NO. 1
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2005
or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

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

_____________________

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of November 14, 2005, 11,790,090 shares of common stock, par value $.0001 per share, ("Common Stock") of the Registrant were outstanding.

I. C. ISAACS & COMPANY, INC.

FORM 10-Q/A Amendment No. 1

Quarter Ended March 31, 2005

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q of I.C. Isaacs & Company, Inc. (the “Company”) amends the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, originally filed on May 16, 2005 (the “Original Filing”).

In response to a limited review of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (the “2004 10-K”) made by the staff of the SEC, the Company amended the 2004 10-K (the “10-K Amendment”). In order to adjust the disclosures made in the Original Filing in conformity with the amendments made in the 10-K Amendment, the Company has:

•	amended the disclosures contained in the Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, section of the Original Filing to:

▪	discuss and quantify the factors that contributed to the changes in sales, gross profit and gross profit margins in the first quarter of 2005 when compared to the first quarter of 2004, and

▪	amend the discussion of the policies pertaining to the classification and calculation of cost of goods sold and operating expenses;

•	revised the schedule of contractual obligations contained in the MD&A to:

▪	disclose the estimated interest payments due on the Company’s long term debt and

▪	expand the disclosures regarding the Company’s fee and other payment obligations under its licenses;

•
enhanced the Summary of Accounting Policies contained in the notes to the unaudited financial statements to include a discussion of the policies pertaining to the classification and calculation of cost of goods sold and operating expenses;

•	disclosed in Note 2 to the unaudited financial statements the interest rate applicable to its $6.5 million note indebtedness to an affiliate of its licensor;

•
revised the discussion of commitments and contingencies contained in Note 7 to the unaudited financial statements to expand the disclosures regarding the Company’s fee and other payment obligations under its licenses; and

•	amended Part II, Item 6 of the Original Filing to include a comprehensive listing of exhibits.

Except as described above, the updating of the number of shares of common stock outstanding appearing on the cover page, and the updating of disclosures in the notes to the unaudited financial statements and the MD&A regarding promotional and advertising expenses, no other changes have been made to the Original Filing. This Amendment continues to speak as of the date of the Original Filing, and, except for above-described disclosures, the Company has not updated the disclosures contained therein to reflect any events that occurred at a date subsequent to the filing of the Original Filing.

TABLE OF CONTENTS

		Page(s)
PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS	4
	Consolidated Balance Sheets	4
	Consolidated Statements of Operations	5
	Consolidated Statements of Cash Flows	6
	Summary of Accounting Policies	7
	Notes to Consolidated Financial Statements	10

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	15
	Important information Regarding Forward-Looking Statements	15
	Significant Accounting Policies and Estimates	15
	Results of Operations	16
	Liquidity and Capital Resources	18
	Backlog and Seasonality	21
	Limited Dependence on One Customer	21

ITEM 4.	CONTROLS AND PROCEDURES	21

PART II - OTHER INFORMATION

ITEM 6.	EXHIBITS	22

	SIGNATURES	23

PART I—FINANCIAL INFORMATION
I.C. Isaacs & Company, Inc.
Consolidated Balance Sheets (Unaudited)

Item 1. Financial Statements.
	March 31, 2005	December 31, 2004

Assets
Current
Cash, including temporary investments of $256,000 and $70,000	$1,301,954	$1,045,905
Accounts receivable, less allowance for doubtful accounts of $365,000 and $316,000	12,981,306	10,015,723
Inventories (Note 1)	5,696,140	8,317,437
Deferred tax asset (Note 4)	1,193,000	1,193,000
Prepaid expenses and other	380,155	509,503
Total current assets	21,552,555	21,081,568
Property, plant and equipment, at cost, less accumulated depreciation and amortization	2,668,683	2,088,233
Other assets	4,525,119	4,663,109
	$28,746,357	$27,832,910
Liabilities And Stockholders’ Equity
Current
Revolving line of credit (Note 2)	$—	$223,283
Current maturities of long-term debt (Note 2)	3,722,346	3,366,180
Accounts payable	1,462,929	3,097,963
Accrued expenses and other current liabilities (Note 3)	5,969,019	5,799,574
Total current liabilities	11,154,294	12,487,000
Long-term debt (Note 2)	2,835,562	3,191,728

Commitments and Contingencies (Note 7)

Stockholders’ Equity (Note 6)
Preferred stock; $.0001 par value; 5,000,000 shares authorized, none outstanding	—	—
Common stock; $.0001 par value; 50,000,000 shares authorized, 12,862,799 and 12,790,799 shares issued; 11,686,090 and 11,614,090 shares outstanding	1,286	1,279
Additional paid-in capital	44,199,692	44,100,636
Accumulated deficit	(27,121,606)	(29,624,862)
Treasury stock, at cost (1,176,709 shares)	(2,322,871)	(2,322,871)
Total stockholders’ equity	14,756,501	12,154,182
	$28,746,357	$27,832,910

See accompanying notes to consolidated financial statements.

I.C. Isaacs & Company, Inc.
Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
	2005	2004

Net sales	$23,701,942	$20,764,668
Cost of sales	13,750,928	13,518,379
Gross profit	9,951,014	7,246,289

Operating Expenses
Selling	2,999,180	2,630,282
License fees	1,488,000	1,353,038
Distribution and shipping	550,538	502,648
General and administrative	2,249,069	1,697,724
Total operating expenses	7,286,787	6,183,692
Operating income	2,664,227	1,062,597

Other income (expense)
Interest, net of interest income	(110,201)	(198,767)
Other, net	230	751
Total other expense	(109,971)	(198,016)
Income before income taxes	2,554,256	864,581
Income tax expense (Note 4)	51,000	—
Net income	$2,503,256	$864,581

Basic earnings per share	$0.21	$0.08
Basic weighted average shares outstanding	11,650,802	11,134,657
Diluted earnings per share	$0.18	$0.07
Diluted weighted average shares outstanding	13,651,907	12,279,657

See accompanying notes to consolidated financial statements.

I.C. Isaacs & Company, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2005	2004

Operating Activities
Net income	$2,503,256	$864,581
Adjustments to reconcile net income to cash provided by (used in) operating activities
Provision for doubtful accounts	126,470	152,132
Write off of accounts receivable	(77,470)	(77,132)
Provision for sales returns and discounts	802,485	821,670
Sales returns and discounts	(883,485)	(638,680)
Depreciation and amortization	132,615	142,250
(Increase) decrease in assets
Accounts receivable	(2,933,583)	(3,802,814)
Inventories	2,621,297	(1,417,386)
Prepaid expenses and other	129,348	(140,509)
Other assets	131,375	99,000
Increase (decrease) in liabilities
Accounts payable	(1,635,034)	577,831
Accrued expenses and other current liabilities	169,445	1,290,805
Cash provided by (used in) operating activities	1,086,719	(2,128,252)

Investing Activities
Capital expenditures	(706,450)	(29,630)
Cash used in investing activities	(706,450)	(29,630)

Financing Activities
Overdrafts	—	319,282
Net (payments) borrowings on revolving line of credit	(223,283)	1,954,446
Issuance of common stock	99,063	—
Cash (used in) provided by financing activities	(124,220)	2,273,728

Increase in cash and cash equivalents	256,049	115,846
Cash and Cash Equivalents, at beginning of period	1,045,905	782,519
Cash and Cash Equivalents, at end of period	$1,301,954	$898,365

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

Business Description

The Company, which operates in one business segment, designs and markets a full collection of men’s and women’s jeanswear and sportswear under the Marithé and François Girbaud brand names and trademarks in the United States and Puerto Rico. The Marithé and François Girbaud brand is an internationally recognized designer label with a distinct European influence. The Company has positioned the Girbaud line with a broad assortment of products, styles and fabrications reflecting a contemporary look.

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

I.C. Isaacs & Company, Inc.
Notes to Consolidated Financial Statements (Unaudited)

1. Inventories

Inventories consist of the following:	March 31, 2005	December 31, 2004

Work-in-process	$1,129,723	$3,688,980
Finished Goods	4,566,417	4,628,457
	$5,696,140	$8,317,437

2. Long-Term Debt

On December 30, 2004, the Company entered into a three year credit facility (the “Credit Facility”) with Wachovia Bank, National Association (“Wachovia”). The Credit Facility provides that the Company may borrow, using as collateral, up to 85% of eligible accounts receivable and a portion of eligible inventory, both as defined by the Credit Facility. Borrowings under the Credit Facility may not exceed $25.0 million including outstanding letters of credit which are limited to $8.0 million at any one time. There were approximately $3.7 million of outstanding letters of credit at March 31, 2005. The Credit Facility accords to the Company the right, at its election, to borrow these amounts as either Prime Rate Loans or LIBOR Loans. Prime Rate Loans bear interest at the prime rate plus the applicable margin in effect from time to time. LIBOR Loans are limited to three in total, must be a minimum of $1,000,000 each and in integral multiples of $500,000 in excess of that amount, and bear interest at the LIBOR rate plus the applicable margin in effect from time to time. The applicable margins, as defined by the Credit Facility, fluctuate from 0.00% to 0.75% for the Prime Loans and 2.00% to 2.75% for LIBOR Loans. The applicable margins are inversely affected by fluctuations in the amount of “excess availability” - the unused portion of the amount available under the facility - which are in staggered increments from less then $2.5 million to $7.5 million. The Prime Rate and the LIBOR Rate were 5.50% and 3.84% respectively at March 31, 2005. The Credit Facility also requires the Company to comply with certain covenants expressed as fixed charge coverage ratios and tangible liability to net worth ratios. As collateral security for the Company’s obligations under the Credit Facility, ICI unconditionally guaranteed the payment and performance of all obligations arising thereunder, and the Partnership granted a first priority security interest in all of its assets to Wachovia. In 2004, the Company paid $79,379 as a facility fee to Wachovia in connection with the consummation of the Credit Facility. That fee is deferred and will be amortized over the life of the Credit Facility.

On May 6, 2002, Textile Investment International S.A. (“Textile”), an affiliate of Latitude Licensing Corp. (“Latitude”), the licensor of the Company, acquired a note that the Company had issued to a former licensor. On May 21, 2002, Textile exchanged that note for an amended and restated note bearing interest at the rate of 8% per annum, (the “Replacement Note”), which subordinated Textile’s rights under the note to the rights of Congress under the Credit Agreement, deferred the original note’s principal payments and extended the maturity date of the note until 2007. In connection with the execution of the Credit Facility, the Replacement Note was further amended and restated to subordinate Textile’s rights to the rights of Wachovia under the Credit Facility (the “Amended and Restated Replacement Note” and together with the Replacement Note, the “Textile Notes”). Pursuant to the subordination provisions of the Textile Notes, the Company was obligated to defer the payments that otherwise would have been due thereunder during each calendar quarter of December 31, 2002 through March 31, 2005. Also, pursuant to the provisions of the Textile Notes, the non-payment and deferral of those payments did not constitute a default thereunder. The obligations under the Textile Notes have been classified as current or long-term based upon the respective original due dates of the quarterly payments specified in the Replacement Note or the Amended and Restated Replacement Note, as the case may be. Accordingly, each deferred quarterly payment has been classified as current even though the payment thereof may not be due until a future year.

3. Accrued Expenses
	March 31, 2005	December 31, 2004
Accrued expenses consist of the following:

Royalties & other licensor obligations, Note 7	$1,894,774	$2,489,274
Management & selling bonuses	1,391,492	1,087,442
Accrued interest	1,226,923	1,136,023
Severance accrual	396,325	290,570
Accrued professional fees	184,963	51,650
Income taxes payable	158,000	148,000
Sales commissions payable	146,899	51,629
Accrued rent expense	125,239	111,000
Customer credit balances	115,049	82,832
Accrued compensation	101,085	120,871
Payroll tax withholdings	68,720	71,934
Property taxes	19,895	19,895
Other	139,655	138,454
	$5,969,019	$5,799,574

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

Three Months Ended March 31, 2005:	Net Income	Shares	Per Share Amount

Basic earnings per share	$2,503,256	11,650,802	$0.21
Effect of dilutive options and warrants		2,001,105
Diluted earnings per share	$2,503,256	13,651,907	$0.18

Three Months Ended March 31, 2004:	Net Income	Shares	Per Share Amount
Basic earnings per share	$864,581	11,134,657	$0.08
Effect of dilutive options and warrants		1,145,000
Diluted earnings per share	$864,581	12,279,657	$0.07

6. Stock Options

Under the Company’s Amended and Restated Omnibus Stock Plan (the “Plan”), the Company may grant qualified and nonqualified stock options, stock appreciation rights, restricted stock or performance awards, payable in cash or shares of common stock, to selected employees. The Company reserved 2,200,000 shares of common stock for issuance under the Plan. No options to purchase shares of common stock were granted in the first three months of 2005. Options to purchase 25,000 shares of common stock were granted in the first three months of 2004. There were outstanding options to purchase 1,465,817 and 2,070,250 shares of common stock at March 31, 2005 and 2004, respectively. During the first three months of 2005, options to purchase 72,000 shares of common stock were exercised, and the Company was paid $99,063 in connection therewith. No options to purchase shares of common were exercised in the first three months of 2004. There were outstanding warrants to purchase 500,000 shares of common stock at March 31, 2005 and 2004.

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

	Three Months Ended March 31,
	2005	2004

Net income, as reported	$2,503,256	$864,581

Less: Total stock based employee compensation expense determined under the fair value method for all awards	(50,473)	(79,359)

Pro forma net income attributable to common stockholders	$2,452,783	$785,222

Basic net income per common share
As reported	$0.21	$0.08
Pro forma	$0.21	$0.07

Diluted net income per common share
As reported	$0.18	$0.07
Pro forma	$0.18	$0.06

7. Commitments and Contingencies

Girbaud Men’s Licensing Agreement

The Company has entered into an exclusive license agreement with Latitude to manufacture and market men’s jeanswear, casual wear, outerwear and active influenced sportswear under the Girbaud brand and certain related trademarks in the United States, Puerto Rico and the U.S. Virgin Islands. Under the agreement as amended, the Company is required to make royalty payments to the licensor in an amount equal to 6.25% of net sales or regular licensed merchandise and 3.0% of certain irregular and closeout licensed merchandise. The Company is obligated to pay the greater of actual royalties earned or minimum guaranteed annual royalties of $3,000,000 through 2007. The Company is required to spend the greater of an amount equal to 3% of Girbaud men’s net sales or $500,000 in promotional expenses marketing the men’s Girbaud brand products in each year through the term of the Girbaud men’s agreement. During each of the five years ended December 31, 2004, the amounts of promotional expenses incurred by the Company in marketing the men’s Girbaud brand products were less than the amounts required under the agreement.

Girbaud Women’s Licensing Agreement

The Company has entered into an exclusive license agreement with Latitude to manufacture and market women’s jeanswear, casual wear, and active influenced sportswear under the Girbaud brand and certain related trademarks in the United States, Puerto Rico, and the U.S. Virgin Islands. In June 2002, the Company notified Latitude of its intention to extend the agreement through 2007. Under the agreement as amended, the Company is required to make royalty payments to the licensor in an amount equal to 6.25% of net sales or regular licensed merchandise and 3.0% of certain irregular and closeout licensed merchandise. The Company is obligated to pay the greater of actual royalties earned or minimum guaranteed annual royalties of $1,500,000 through 2007. The Company is required to spend the greater of an amount equal to 3% of Girbaud women’s net sales or $400,000 in promotional expenses marketing the women’s Girbaud brand products in each year through the term of the Girbaud women’s agreement. In addition, while the agreement is in effect the Company is required to pay $190,000 per year to the licensor for advertising and promotional expenditures related to the Girbaud brand. During each of the five years ended December 31, 2004, the amounts of promotional expenses incurred by the Company in marketing the women’s Girbaud brand products were less than the amounts required under the agreement.

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

Following is a summary of the Company’s commitment obligations as of March 31, 2005:

Summary schedule of commitments:		Payments Due By Period
	Total	Current	1-3 years	4-5 years	After 5 years

Operating leases	$4,717,581	$495,270	$937,047	$895,365	$2,389,899
Employment agreements	2,481,500	1,227,875	1,253,625	—	—
Licensing agreement fee obligations	13,861,026	5,986,026	7,875,000	—	—
Licensing agreement fashion show obligations	900,000	375,000	525,000	—	—
Licensing agreement creative & advertising fee obligations	570,000	235,000	335,000
Promotional expense license requirement	2,200,000	625,000	1,575,000	—	—
Total contractual obligations	$24,730,107	$8,944,171	$12,500,672	$895,365	$2,389,899

(*) Adjusted to account for the deferrals, reductions and waivers of the royalty obligations mentioned above.

In July 2004, the Company signed a 10 year lease to relocate its New York corporate offices and showroom. The relocation occurred in January of 2005 and the annual rental payments will be approximately $388,000, $398,000, $408,000, $418,000 and $429,000 in years 2005 through 2009 and $2,505,000 for the 5 years thereafter combined. The Company expenses these rent payments on a straight line basis in accordance with the provisions of SFAS No. 13 “Accounting for Leases” starting October 2004, the month the Company obtained access to the facility. Also, in connection with this lease, the Company provided to the lessor a $250,000 letter of credit and has provided a deposit for this amount to the bank as security for this letter of credit. As the use of these funds is restricted, this deposit is classified as a non current asset.

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

Components of net periodic pension cost	Three Months Ended
	2005	2004

Service cost of current period	$16,000	$13,000
Interest on the above service cost	1,000	1,000
	17,000	14,000
Interest on the projected benefit obligation	143,000	115,000
Expected return on plan assets	(132,000)	(123,000)
Amortization of prior service cost	11,000	10,000
Amortization of loss	93,000	83,000
Pension cost	$132,000	$99,000

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

In this report, the term “ICI” means I. C. Isaacs & Company, Inc., individually, the terms “Partnership,”“Design” and “Far East” mean ICI’s wholly owned subsidiaries, I.C. Isaacs & Company L.P., Isaacs Design, Inc. and I.C. Isaacs (Far East) Limited, respectively, and the term “Company” means ICI, the Partnership, Design and Far East, collectively.

"I.C. Isaacs" is a trademark of the Company. All other trademarks or service marks, including "Girbaud " and "Marithé and François Girbaud" (collectively, "Girbaud"), appearing in this Form 10-Q are the property of their respective owners and are not the property of the Company.

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

	Three Months Ended March 31,
	2005	2004

Net sales	100.0%	100.0%
Cost of sales	58.2	64.9
Gross profit	41.8	35.1
Selling expenses	12.7	12.5
License fees	6.3	6.7
Distribution and shipping expenses	2.5	2.4
General and administrative expenses	9.3	8.2
Operating income	11.0%	5.3%

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

Net Sales and gross profit.

Net sales increased 13.9% to $23.7 million in the first quarter of 2005 from $20.8 million in the same period of 2004. Net sales of the Girbaud men's product line increased $1.8 million, or 10.2%, to $19.4 million while the Girbaud women's product line increased $1.1 million, or 34.4%, to $4.3 million.

Gross profit increased 38.9% to $10.0 million in the first quarter of 2005 from $7.2 million in the same period of 2004. Gross margin, or gross profit as a percentage of net sales, increased to 41.8% from 35.1% over the same period.

Gross units sold increased 12.8% to 1.1 million units in the first quarter of 2005 compared to 1.0 million units in the same period of 2004. Gross sales (sales before adjustment for returns and allowances) increased 13.8% to $25.5 million in the first quarter of 2005 compared to $22.4 million in the same period of 2004. The related gross profit on these sales (unadjusted for returns and allowances) increased $2.7 million to $11.1 million in the first quarter of 2005 from $8.4 million in the same period of 2004. Returns and allowances decreased to 7.1% of gross sales in the first quarter of 2005 from 7.3% in the same period of 2004. The main contributing factors to the increases in gross sales, gross profit and gross margin were as follows:

•
Increases in the unit and dollar volumes of goods sold at regular prices - An increase of 16.7% in unit sales of goods sold at regular prices (both T-Shirts and Jeans & Tops) to 0.7 million units in the first quarter of 2005 compared to 0.6 million units the same period of 2004. That increase in unit volumes of regular priced merchandise resulted in

▪	a 19.5% or $3.3 million increase to $20.2 million in the dollar volume of sales of regular priced merchandise in the first quarter of 2005 (from $16.9 million in the same period of 2004);

▪	a 34.2% or $2.7 million increase to $10.6 million in gross profit in the first quarter of 2005 (from $7.9 million in the same period of 2004); and

▪	an increase to 52.5% in gross margins in the first quarter of 2005 (from 46.7% in the same period of 2004).

•
Comparable unit and dollar volumes of goods sold at promotional and off-price discounts - Unit sales of goods sold at promotional and off-price discounts (both T-Shirts and Jeans & Tops) remained relatively unchanged at 0.4 million units in the first quarters of 2005 and 2004. Notwithstanding the constant level of unit volumes of merchandise sold at promotional and off-price discounts during the first quarters of 2005 and 2005, the Company realized:

▪	a 3.6% or $0.2 million decrease to $5.3 million in the dollar volumes of those sales in the first quarter of 2005 (from $5.5 million in the same period of 2004);

▪	a relatively unchanged level of gross profit at $0.5 million in the first quarters of 2005 and 2004; and

▪	an increase to 9.4% in gross margins in the first quarter of 2005 (from 9.1% in the same period of 2004).

Comparison of the relative changes in sales of T-Shirts, on the one hand, and Jeans & Tops on the other, revealed, the following:

•
Gross unit sales of T-Shirts at regular prices (average selling price of $12-$16 per unit) increased to 0.2 million units in the first quarter of 2005 compared to 0.1 million units in the same period of 2004 and represented $1.5 million of the total increase in goods sold at regular prices in the first quarter of 2005. The gross margin associated with these sales increased to 54.3% in the first quarter of 2005 compared to 50.0% in the same period of 2004 and represented a gross profit increase of $0.9 million in the first quarter of 2005.

•
Gross unit sales of Jeans and Tops at regular prices (average selling price of $28 to $38 per unit) remained relatively unchanged at 0.5 million units in the first quarters of 2005 and 2004 and represented $1.8 million of the total increase in goods sold at regular prices in the first quarter of 2005. The gross margin associated with these sales increased to 52.1% in the first quarter of 2005 compared to 46.3% in the same period of 2004 and represented a gross profit increase of $1.8 million in the first quarter of 2005.

Operating Expenses

Operating expenses increased 17.7% to $7.3 million in the three months ended March 31, 2005 from $6.2 million in the three months ended March 31, 2004. The increase in operating expenses resulted primarily from higher selling and administrative expenses. Selling expenses increased primarily as a result of higher commission expenses associated with higher net sales and design personnel expenses associated with the Company’s management restructuring. This management restructuring, which started in the latter part of 2003, also directly affected the administrative expenses. Advertising and promotional related expenses remained unchanged at $0.5 million in the first quarters of 2005 and 2004. The Company is required to spend the greater of an amount equal to 3% of Girbaud net sales or $0.9 million in advertising and related expenses promoting the Girbaud brand products in each year of the terms of the Girbaud agreements. During each of the five years ended December 31, 2004, the amounts of promotional expenses incurred by the Company in marketing the Girbaud brand products were less than the amounts required under the licensing agreements. License fees increased $0.1 million to $1.5 million in the three months ended March 31, 2005 from $1.4 million in the three months ended March 31, 2004. As a percentage of net sales, license fees decreased to 6.3% in the first quarter of 2005 from 6.7% during the same period of 2004. The increase in license fees is primarily due to the increase in net sales levels causing royalty payments in excess of the 2005 minimum guaranteed royalty payments. Distribution and shipping increased slightly to $0.6 million in the three months ended March 31, 2005 compared to $0.5 million in the same period of 2004. General and administrative expenses increased 29.4% to $2.2 million in the three months ended March 31, 2005 from $1.7 million in the three months ended March 31, 2004. The increase is attributable to increases in personnel and related costs for the three months ended March 31, 2004.

Operating Income

Operating income increased $1.6 million to $2.7 million in the three months ended March 31, 2005 compared to $1.1 million in the three months ended March 31, 2004. The improvement is due to higher gross margins on higher net sales partially offset by higher operating expenses.

Interest Expense, net

Interest expense, net decreased to $0.1 million for the three months ended March 31, 2005 compared to $0.2 million for the same period of 2004 due to lower overall borrowings on the Company’s revolving line of credit facility. Due to the improved cash flows from operations, the Company paid down the borrowings on its revolving line of credit.

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

Cash Flows

Cash provided by operations totaled $1.1 million for the first three months of 2005, compared to cash used in operations of $2.1 million for the same period of 2004. The $3.2 million improvement is primarily due to net income of $2.5 million and decreases in inventories partially reduced by increases in accounts receivable and decreases in accounts payable. Cash used for investing activities was $0.7 million for the first three months of 2005. Cash used by investing activities was insignificant in the first 3 months of 2004. Cash used in financing activities was $0.1 million for the first three months of 2005, resulting primarily from payments on the Company’s revolving line of credit partially offset by cash received for issuance of common stock related to the exercise of stock options.

Accounts receivable increased $3.0 million from December 31, 2004 to March 31, 2005 due to increased seasonal sales and higher first quarter sales in 2005 compared to an increase of $3.8 million from December 31, 2003 to March 31, 2004. Inventory decreased $2.6 million from December 31, 2004 to March 31, 2005 as the inventory, which was built up at December 31, 2004, was shipped to meet the higher sales demand and improved deliveries to retailers in the first quarter of 2005. Inventories increased in the same period of 2004 as inventory levels had not been built up to sufficient levels at that time to improve deliveries to retail customers. Capital expenditures were $0.7 million for the first three months of 2005 due to the build out of the new office space in New York. There was no increase in outstanding checks from December 31, 2004 to March 31, 2005, compared to an increase of $0.3 million in the same period of 2004.

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

On May 6, 2002, Textile Investment International S.A. (“Textile”), an affiliate of Latitude Licensing Corp. (“Latitude”), the licensor of the Company, acquired a note that the Company had issued to a former licensor. On May 21, 2002, Textile exchanged that note for an amended and restated note bearing interest at the rate of 8% per annum, (the “Replacement Note”), which subordinated Textile’s rights under the note to the rights of Congress under the Credit Agreement, deferred the original note’s principal payments and extended the maturity date of the note until 2007. In connection with the execution of the Credit Facility, the Replacement Note was further amended and restated to subordinate Textile’s rights to the rights of Wachovia under the Credit Facility (the “Amended and Restated Replacement Note” and together with the Replacement Note, the “Textile Notes”). Pursuant to the subordination provisions of the Textile Notes, the Company was obligated to defer the payments that otherwise would have been due thereunder during each calendar quarter of December 31, 2002 through March 31, 2005. Also, pursuant to the provisions of the Textile Notes, the non-payment and deferral of those payments did not constitute a default thereunder. The obligations under the Textile Notes have been classified as current or long-term based upon the respective original due dates of the quarterly payments specified in the Replacement Note or the Amended and Restated Replacement Note, as the case may be. Accordingly, each deferred quarterly payment has been classified as current even though the payment thereof may not be due until a future year.

The Company has the following contractual obligations and commercial commitments as of March 31, 2005:

Schedule of contractual obligations:	Payments Due By Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Revolving line of credit	$—	$—	$—	$—	$—
Long term debt (1)	8,328,690	5,250,000	3,078,690	—	—
Operating leases	4,717,581	495,270	937,047	895,365	2,389,899
Employment agreements	2,481,500	1,227,875	1,253,625	—	—
License agreement fee obligations	13,861,026	5,986,026	7,875,000	—	—
License agreement fashion show obligation	900,000	375,000	525,000	—	—
License agreement creative & advertising fee obligations	570,000	235,000	335,000
Promotional expense license requirement	2,200,000	625,000	1,575,000	—	—
Total contractual cash obligations	$33,058,797	$14,194,171	$15,579,362	$895,365	$2,389,899
_____________________
(1)  Long term debt includes principle of $6.6 million, accrued interest of $1.3 million and interest to be paid in future periods of $0.4 million.

In July 2004, the Company signed a 10 year lease to relocate its New York corporate offices and showroom. The relocation occurred in January of 2005 and the annual rental payments will be approximately $388,000, $398,000, $408,000, $418,000 and $429,000 in years 2005 through 2009 and $2,505,000 for the 5 years thereafter combined. The Company expenses these rent payments on a straight line basis in accordance with the provisions of SFAS No. 13 “Accounting for Leases” starting October 2004, the month the Company obtained access to the facility. Also, in connection with this lease, the Company provided to the lessor a $250,000 letter of credit and has provided a deposit for this amount to the bank as security for this letter of credit. As the use of these funds is restricted, this deposit is classified as a non current asset.

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

Limited Dependence on One Customer

The Company's customer base is not concentrated in any specific geographic region, but is concentrated in the retail industry. As of March 31, 2005, the Company had two customers who accounted for 18.5% and 14.3% of trade accounts receivable. As of March 31, 2004, the Company had one customer who accounted for 10.3% of trade accounts receivable. For the three months ended March 31, 2005 and 2004 none of the Company’s customers accounted for more than 10.0% of net sales. The Company does not believe that the loss of any customer would have a material adverse effect on its business or financial condition.

Item 4. Controls and Procedures

The Company’s management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.  There has been no change in the Company’s internal control over financial reporting that occurred during the quarter covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 6. Exhibits.

Exhibit No.	Description

31.01	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.02	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.01	Certification Pursuant to Section 1350 of chapter 63 of Title 18 of the United States Code

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

I.C. Isaacs & Company, Inc

Date: November 14, 2005	By:	/s/ Peter J. Rizzo
Peter J. Rizzo Chief Executive Officer

Date: November 14, 2005	By:	/s/ Eugene C. Wielepski
Eugene C. Wielepski Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit No.	Description

31.01	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.02	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.01	Certification Pursuant to Section 1350 of chapter 63 of Title 18 of the United States Code