Form 10-Q/A
period 2005-06-30
IC ISAACS & CO INC
filed 2005-11-15
CIK 1041179

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________

FORM 10-Q/A

(Mark One)
AMENDMENT NO. 1
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2005
or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ___________

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

I. C. ISAACS & COMPANY, INC.

FORM 10-Q/A Amendment No. 1

Quarter Ended June 30, 2005

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q of I.C. Isaacs & Company, Inc. (the “Company”) amends the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, originally filed on August 15, 2005 (the “Original Filing”).

In response to a limited review of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (the “2004 10-K”) made by the staff of the SEC, the Company amended the 2004 10-K (the “10-K Amendment”). In order to adjust the disclosures made in the Original Filing in conformity with the amendments made in the 10-K Amendment, the Company has

•
amended the disclosures contained in the Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, section of the Original Filing to discuss and quantify the factors that contributed to the changes in sales, gross profit and gross profit margins in the three and six month periods ended June 30, 2005 when compared to the same periods of 2004; and

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

TABLE OF CONTENTS

		Page(s)
	PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS	4
	Consolidated Balance Sheets (Unaudited)	4
	Consolidated Statements of Operations (Unaudited)	5
	Consolidated Statements of Cash Flows (Unaudited)	6
	Summary of Accounting Policies	7
	Notes to Consolidated Financial Statements	10

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	17
	Important information Regarding Forward-Looking Statements	17
	Significant Accounting Policies and Estimates	17
	Results of Operations	18
	Liquidity and Capital Resources	22
	Backlog and Seasonality	25
	Limited Dependence on One Customer	26

ITEM 4.	CONTROLS AND PROCEDURES	26

	PART II - OTHER INFORMATION

ITEM 6.	EXHIBITS	27

	SIGNATURES	28

PART I—FINANCIAL INFORMATION
I.C. Isaacs & Company, Inc.
Consolidated Balance Sheets (Unaudited)

Item 1. Financial Statements.
	June 30, 2005	December 31, 2004

Assets
Current
Cash, including temporary investments of $250,000 and $70,000	$698,238	$1,045,905
Accounts receivable, less allowance for doubtful accounts of $475,000 and $316,000	14,630,826	10,015,723
Inventories (Note 1)	6,530,590	8,317,437
Deferred tax asset (Note 4)	1,193,000	1,193,000
Prepaid expenses and other	397,459	509,503
Total current assets	23,450,113	21,081,568
Property, plant and equipment, at cost, less accumulated depreciation and amortization	2,850,951	2,088,233
Other assets	4,701,999	4,663,109

	$31,003,063	$27,832,910
Liabilities And Stockholders’ Equity
Current
Outstanding checks	$943,107	$—
Revolving line of credit (Note 2)	1,315,389	223,283
Current maturities of long-term debt (Note 2)	4,085,004	3,366,180
Accounts payable	1,819,232	3,097,963
Accrued expenses and other current liabilities (Note 3)	3,551,988	5,799,574
Total current liabilities	11,714,720	12,487,000
Long-term debt (Note 2)	2,472,904	3,191,728

Commitments and Contingencies (Note 7)

Stockholders’ Equity (Note 6)
Preferred stock; $.0001 par value; 5,000,000 shares authorized, none outstanding	—	—
Common stock; $.0001 par value; 50,000,000 shares authorized, 12,922,299 and 12,790,799 shares issued; 11,745,590 and 11,614,090 shares outstanding	1,292	1,279
Additional paid-in capital	44,238,751	44,100,636
Accumulated deficit	(25,101,733)	(29,624,862)
Treasury stock, at cost (1,176,709 shares)	(2,322,871)	(2,322,871)
Total stockholders’ equity	16,815,439	12,154,182

	$31,003,063	$27,832,910

See accompanying notes to consolidated financial statements.

I.C. Isaacs & Company, Inc.
Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Net sales	$21,749,284	$19,667,444	$45,451,226	$40,432,112
Cost of sales	12,906,814	12,210,597	26,657,742	25,728,976
Gross profit	8,842,470	7,456,847	18,793,484	14,703,136

Operating Expenses
Selling	2,691,050	2,164,965	5,690,230	4,795,247
License fees	1,235,000	1,298,049	2,723,000	2,651,087
Distribution and shipping	579,669	484,014	1,130,207	986,662
General and administrative	2,135,922	1,980,934	4,384,991	3,678,658
Total operating expenses	6,641,641	5,927,962	13,928,428	12,111,654
Operating income	2,200,829	1,528,885	4,865,056	2,591,482

Other income (expense)
Interest, net of interest income	(139,965)	(192,250)	(250,166)	(391,017)
Other, net	9	22,831	239	23,582
Total other expense	(139,956)	(169,419)	(249,927)	(367,435)
Income before income taxes	2,060,873	1,359,466	4,615,129	2,224,047
Income tax expense (Note 4)	41,000	46,000	92,000	46,000
Net income	$2,019,873	$1,313,466	$4,523,129	$2,178,047

Basic earnings per share	$0.17	$0.12	$0.39	$0.20
Basic weighted average shares outstanding	11,713,211	11,134,657	11,682,405	11,134,657

Diluted earnings per share	$0.15	$0.11	$0.34	$0.18
Diluted weighted average shares outstanding	13,407,257	12,279,657	13,407,257	12,279,657

See accompanying notes to consolidated financial statements.

I.C. Isaacs & Company, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2005	2004

Operating Activities
Net income	$4,523,129	$2,178,047
Adjustments to reconcile net income to cash (used in) provided by operating activities
Provision for doubtful accounts	272,320	234,936
Write off of accounts receivable	(113,032)	(93,936)
Provision for sales returns and discounts	1,542,313	1,771,423
Sales returns and discounts	(1,894,313)	(1,588,433)
Depreciation and amortization	265,750	232,917
(Increase) decrease in assets
Accounts receivable	(4,422,391)	(2,689,243)
Inventories	1,786,847	(785,951)
Prepaid expenses and other	112,044	(251,395)
Other assets	(52,120)	(198,363)
Increase (decrease) in liabilities
Accounts payable	(1,278,731)	325,999
Accrued expenses and other current liabilities	(2,247,586)	1,436,118
Cash (used in) provided by operating activities	(1,505,770)	572,119
Investing Activities
Capital expenditures	(1,015,238)	(70,038)
Cash used in investing activities	(1,015,238)	(70,038)
Financing Activities
Outstanding checks	943,107	411,127
Net borrowings (payments) on revolving line of credit	1,092,106	(817,871)
Issuance of common stock	138,128	—
Cash provided by (used in) financing activities	2,173,341	(406,744)
(Decrease) increase in cash and cash equivalents	(347,667)	95,337
Cash and Cash Equivalents, at beginning of period	1,045,905	782,519
Cash and Cash Equivalents, at end of period	$698,238	$877,856

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

Risks and Uncertainties

The apparel industry is highly competitive; the Company, which derives all of its revenues from sales made under its Marithé and François Girbaud licenses, competes with many companies, including larger, well capitalized companies which have sought to increase market share through massive consumer advertising and price reductions. The Company continues to experience increased competition from many established and new competitors at both the department store and specialty store channels of distribution. The Company continues to redesign its jeanswear and sportswear lines in an effort to be competitive and compatible with changing consumer tastes. A risk to the Company is that such a strategy may lead to pressure on profit margins. In the past several years, many of the Company's competitors have switched much of their apparel manufacturing from the United States to foreign locations such as Mexico, the Dominican Republic and throughout Asia. As competitors lower production costs, it gives them greater flexibility to lower prices. Over the last several years, the Company also switched its production to contractors outside the United States to reduce costs. Since 2001, the Company has imported substantially all of its inventory, excluding t-shirts, as finished goods from contractors in Asia. This shift in purchasing requires the Company to estimate sales and issue purchase orders for inventory well in advance of receiving firm orders from its customers. A risk to the Company is that its estimates may differ from actual orders. If this happens, the Company may miss sales because it did not order enough inventories, or it may have to sell excess inventory at reduced prices. The Company faces other risks inherent in the apparel industry. These risks include changes in fashion trends and related consumer acceptance and the continuing consolidation in the retail segment of the apparel industry. The Company's ability, or inability, to manage these risk factors could influence future financial and operating results.

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

In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, Accounting Changes and Error Corrections. SFAS No. 154 replaces APB No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and establishes retrospective application as the required method for reporting a change in accounting principle. SFAS No. 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The reporting of a correction of an error by restating previously issued financial statements is also addressed. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not anticipate that the adoption of SFAS No.154 will have a material impact on its financial statements.

I.C. Isaacs & Company, Inc.
Notes to Consolidated Financial Statements (Unaudited)

1. Inventories

Inventories consist of the following:	June 30, 2005	December 31, 2004
Work-in-process	$964,898	$3,688,980
Finished Goods	5,565,692	4,628,457
	$6,530,590	$8,317,437

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

3. Accrued Expenses

	June 30, 2005	December 31, 2004
Accrued expenses consist of the following:

Accrued interest	$1,317,823	$1,136,023
Management & selling bonuses	1,003,795	1,087,442
Royalties & other licensor obligations, Note 7	367,200	2,489,274
Property taxes	147,816	19,895
Sales commissions payable	141,309	51,629
Accrued rent expense	139,297	111,000
Severance accrual	132,080	290,570
Accrued compensation	101,085	120,871
Accrued professional fees	65,062	51,650
Customer credit balances	41,023	82,832
Payroll tax withholdings	35,243	71,934
Income taxes payable	24,000	148,000
Other	36,255	138,454
	$3,551,988	$5,799,574

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

Three Months Ended June 30, 2005:	Net Income	Shares	Per Share Amount

Basic earnings per share	$2,019,873	11,713,211	$0.17
Effect of dilutive options and warrants		1,694,046
Diluted earnings per share	$2,019,873	13,407,257	$0.15

Three Months Ended June 30, 2004:	Net Income	Shares	Per Share Amount

Basic earnings per share	$1,313,466	11,134,657	$0.12
Effect of dilutive options and warrants		1,145,000
Diluted earnings per share	$1,313,466	12,279,657	$0.11

The following table presents a reconciliation of the basic and diluted earnings per share with regard to the weighted average shares outstanding for the six months ended June 30, 2005 and 2004.

Six Months Ended June 30, 2005:	Net Income	Shares	Per Share Amount

Basic earnings per share	$4,523,129	11,682,405	$0.39
Effect of dilutive options and warrants		1,724,852
Diluted earnings per share	$4,523,129	13,407,257	$0.34

Six Months Ended June 30, 2004:	Net Income	Shares	Per Share Amount

Basic earnings per share	$2,178,047	11,134,657	$0.20
Effect of dilutive options and warrants		1,145,000
Diluted earnings per share	$2,178,047	12,279,657	$0.18

6. Stock Options

Under the Company’s Amended and Restated Omnibus Stock Plan (the “Company Plan”), the Company may grant qualified and nonqualified stock options, stock appreciation rights, restricted stock or performance awards, payable in cash or shares of common stock, to selected employees. The Company reserved 2,200,000 shares of common stock for issuance under the Company Plan. Options to purchase 75,000 and 25,000 shares of common stock were granted in the first six months of 2005 and 2004 respectively. During the first half of 2005, options to purchase 372,650 shares of common stock were terminated. During the first six months of 2005, options to purchase 131,500 shares of common stock were exercised, and the Company was paid $138,128 in connection therewith. No options to purchase shares of common stock were exercised or terminated in the first six months of 2004. There were outstanding options to purchase 1,161,667 and 2,070,250 shares of common stock at June 30, 2005 and 2004, respectively. There were outstanding warrants to purchase 500,000 shares of common stock at June 30, 2005 and 2004.

At the Company’s annual meeting of stockholders held on June 28, 2005, the stockholders approved the adoption of the Company’s 2005 Non-Employee Directors Stock Option Plan (the “Directors Plan”). Under the Directors Plan:

•
each non-employee Director who was serving on the Board on the date of this year’s annual meeting received an automatic grant of a fully vested, nonqualified ten year option to purchase 15,000 shares of common stock;

•
each person who first became a non-employee Director at this year’s annual meeting received an automatic grant of a fully vested, nonqualified ten year option to purchase 15,000 shares of common stock upon his or her initial election or appointment to the Board;

•
each person who first becomes a non-employee Director at any time after this year’s annual meeting will be entitled to receive a fully vested, nonqualified ten year option to purchase 15,000 shares of our common stock upon his or her initial election or appointment to the Board; and

•
immediately following each annual meeting of stockholders, commencing with the 2006 annual meeting, each non-employee Director automatically will be granted a fully vested, nonqualified ten year option to purchase an additional 15,000 shares of our common stock; provided, however, that if the person has not been serving as a Non- Employee Director for the entire period since the preceding Annual Meeting, then the number of shares subject to such Annual Grant shall be reduced pro rata for each full quarter prior to the date of grant during which he or she did not serve as a Non-Employee Director.

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

If the Company had elected to recognize compensation expense based on the fair value at the grant dates, consistent with the method prescribed by SFAS No. 123, net income per share would have been changed to the pro forma amounts indicated below:

	Three Months Ended June 30,
	2005	2004

Net income, as reported	$2,019,873	$1,313,466
Less: Total stock based compensation expense determined under the fair value method for all awards	(687,124)	(67,524)
Pro forma net income attributable to common stockholders	$1,332,749	$1,245,942

Basic net income per common share
As reported	$0.17	$0.12
Pro forma	$0.11	$0.11

Diluted net income per common share
As reported	$0.15	$0.11
Pro forma	$0.10	$0.10

	Six Months Ended June 30,
	2005	2004

Net income, as reported	$4,523,129	$2,178,047
Less: Total stock based employee compensation expense determined under the fair value method for all awards	(754,470)	(146,883)
Pro forma net income attributable to common stockholders	$3,768,659	$2,031,164

Basic net income per common share
As reported	$0.39	$0.20
Pro forma	$0.32	$0.18
Diluted net income per common share
As reported	$0.34	$0.18
Pro forma	$0.28	$0.17

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

Following is a summary schedule of the Company’s commitment obligations as of June 30, 2005:
Summary schedule of commitments:		Payments Due By Period
	Total	Current	1-3 years	4-5 years	After 5 years

Operating leases	$4,591,650	$486,013	$929,076	$905,800	$2,270,761
Employment agreements	1,961,500	900,750	1,060,750	—	—
Licensing agreement fee obligations	11,392,526	4,642,526	6,750,000	—	—
Licensing agreement fashion show obligations	825,000	375,000	450,000	—	—
Licensing agreement creative & advertising fee obligations	500,000	215,000	285,000	—	—
Promotional expense license requirement	1,970,000	620,000	1,350,000	—	—
Total contractual obligations	$21,240,676	$7,239,289	$10,824,826	$905,800	$2,270,761

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

Components of net periodic pension cost	Six Months Ended
	2005	2004

Service cost of current period	$32,000	$30,000
Interest on the above service cost	2,000	2,000
	34,000	32,000
Interest on the projected benefit obligation	285,000	256,000
Expected return on plan assets	(264,000)	(283,000)
Amortization of prior service cost	22,000	22,000
Amortization of loss	187,000	187,000
Pension cost	$264,000	$214,000

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	59.4	61.9	58.7	63.6
Gross profit	40.6	38.1	41.3	36.4
Selling expenses	12.4	11.2	12.5	11.9
License fees	5.5	6.6	5.9	6.4
Distribution and shipping expenses	2.8	2.5	2.4	2.5
General and administrative expenses	9.8	10.2	9.7	9.2
Operating income	10.1%	7.6%	10.8%	6.4%

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004

Net Sales and gross profit.

Net sales increased 10.2% to $21.7 million in the second quarter of 2005 from $19.7 million in the same period of 2004. Net sales of the Girbaud men's product line increased $0.9 million, or 5.4%, to $17.7 million while the Girbaud women's product line increased $1.1 million, or 37.9%, to $4.0 million.

Gross profit increased 17.3% to $8.8 million in the second quarter of 2005 from $7.5 million in the same period of 2004. Gross margin, or gross profit as a percentage of net sales, increased to 40.6% from 38.1% over the same period.

Gross units sold increased 33.3% to 1.2 million units in the second quarter of 2005 compared to 0.9 million units in the same period of 2004. Gross sales (sales before adjustment for returns and allowances) increased 10.4% to $23.4 million in the second quarter of 2005 compared to $21.2 million in the same period of 2004. The related gross profit on these sales (unadjusted for returns and allowances) increased $0.4 million to $9.4 million in the second quarter of 2005 from $9.0 million in the same period of 2004. Returns and allowances decreased to 7.1% of gross sales in the second quarter of 2005 from 7.3% in the same period of 2004. The main contributing factors to the increase in gross sales, gross profit and gross margin notwithstanding the comparatively unchanged unit volume of sales were as follows:

•
Increases in the unit and dollar volumes of goods sold at regular prices - An increase of 16.7% in unit sales of goods sold at regular prices (both T-Shirts and Jeans & Tops) to 0.7 million units in the second quarter of 2005 compared to 0.6 million units the same period of 2004. That increase in unit volumes of regular priced merchandise resulted in

▪	a 1.7% or $0.3 million increase to $17.5 million in the dollar volume of sales of regular priced merchandise in the second quarter of 2005 (from $17.2 million in the same period of 2004);

▪	a 12.3% or $1.0 million increase to $9.1 million in gross profit in the second quarter of 2005 (from $8.1 million in the same period of 2004); and

▪	an increase to 52.0% in gross margins in the second quarter of 2005 (from 47.1% in the same period of 2004).

•
Increases in the unit and dollar volumes of goods sold at promotional and off-price discounts - Unit sales of goods sold at promotional and off-price discounts (both T-Shirts and Jeans & Tops) increased 74.8% to 0.5 million units in the second quarter of 2005 compared to 0.3 million units in the same period of 2004. That comparison of unit volumes of merchandise sold at promotional and off-price discounts translated into

▪	a 43.9% or $1.8 million increase to $5.9 million in the dollar volumes of those sales in the second quarter of 2005 (from $4.1 million in the same period of 2004);

▪	a 55.6% to $0.4 million decrease in gross profit in the second quarter of 2005(from $0.9 million in the same period of 2004); and

▪	a decrease to 6.8% in gross margins in the second quarter of 2005 (from a margin of 22.0% in the same period of 2004).

Comparison of the relative changes in sales of T-Shirts, on the one hand, and Jeans & Tops on the other, revealed, the following:

•
Gross unit sales of T-Shirts at regular prices (average selling price of $12-$16 per unit) increased to 0.2 million units in the second quarter of 2005 compared to 0.1 million units in the same period of 2004 and represented $0.7 million of the total increase in goods sold at regular prices in the second quarter of 2005. The gross margin associated with these sales increased to 55.6% in the second quarter of 2005 compared to 50.0% in the same period of 2004 and represented a gross profit increase of $0.5 million in the second quarter of 2005.

•
Gross unit sales of Jeans and Tops at regular prices (average selling price of $28 to $38 per unit) remained relatively unchanged at 0.5 million units in the second quarters of 2005 and 2004 and represented a partial decrease of $0.2 million of the overall increase in goods sold at regular prices in the second quarter of 2005. The gross margin associated with these sales increased to 51.4% in the second quarter of 2005 compared to 47.0% in the same period of 2004 and represented a gross profit increase of $0.5 million in the second quarter of 2005.

Operating Expenses

Operating expenses increased 11.9% to $6.6 million in the three months ended June 30, 2005 from $5.9 million in the three months ended June 30, 2004. The increase in operating expenses resulted primarily from design sample expenses, professional fees and other operating personnel expenses. Operating expenses as a percentage of net sales were 30.4% in the second quarter of 2005, compared to 29.9% in the same period of 2004. Selling expenses increased $0.5 million in the second quarter of 2005 compared to the same period of 2004 primarily as a result of higher design sample expense and design and selling personnel. Advertising and promotional related expenses remained unchanged at $0.2 million in the second quarters of 2005 and 2004. The Company is required to spend the greater of an amount equal to 3% of Girbaud net sales or $0.9 million in advertising and related expenses promoting the Girbaud brand products in each year of the terms of the Girbaud agreements. During each of the five years ended December 31, 2004, the amounts of promotional expenses incurred by the Company in marketing the Girbaud brand products were less than the amounts required under the licensing agreements. License fees decreased to $1.2 million in the three months ended June 30, 2005 from $1.3 million in the three months ended June 30, 2004. This slight decrease is attributable to the product mix shift to women’s products which did not exceed the minimum license fee, as well as an increase in off-price goods which require a lower license fee percentage (3% compared to 6.25%). Distribution and shipping increased slightly to $0.6 million in the three months ended June 30, 2005 compared to $0.5 million in the same period of 2004. This increase was attributable to an increase in units shipped in the second quarter of 2005 compared to the same period of 2004. General and administrative expenses increased slightly to $2.1 million in the three months ended June 30, 2005 from $2.0 million in the three months ended June 30, 2004. The increase is attributable to increases in professional fees and other related costs for the three months ended June 30, 2005. The increase in professional fees is associated with consulting fees required for the Company’s implementation of its Sarbanes-Oxley program and other internal consulting services.

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

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004

Net Sales and gross profit.

Net sales increased 12.6% to $45.5 million in the first half of 2005 from $40.4 million in the same period of 2004. Net sales of the Girbaud men's product line increased $2.7 million, or 7.8%, to $37.1 million while the Girbaud women's product line increased $2.4 million, or 40.0%, to $8.4 million.

Gross profit increased 27.9% to $18.8 million in the first half of 2005 from $14.7 million in the same period of 2004. Gross margin, or gross profit as a percentage of net sales, increased to 41.3% from 36.4% over the same period.

Gross units sold increased 21.1% to 2.3 million units in the first half of 2005 compared to 1.9 million units in the same period of 2004. Gross sales (sales before adjustment for returns and allowances) increased 12.2% to $48.9 million in the first half of 2005 compared to $43.6 million in the same period of 2004. The related gross profit on these sales (unadjusted for returns and allowances) increased $3.1 million to $20.5 million in the first half of 2005 from $17.4 million in the same period of 2004. Returns and allowances decreased to 7.1% of gross sales in the first half of 2005 from 7.3% in the same period of 2004. The main contributing factors to the increase in gross sales, gross profit and gross margin notwithstanding the comparatively unchanged unit volume of sales were as follows:

•
Increases in the unit and dollar volumes of goods sold at regular prices - An increase of 25.0% in unit sales of goods sold at regular prices (both T-Shirts and Jeans & Tops) to 1.5 million units in the first half of 2005 compared to 1.2 million units the same period of 2004. That increase in unit volumes of regular priced merchandise resulted in

▪	a 10.6% or $3.6 million increase to $37.7 million in the dollar volume of sales of regular priced merchandise in the first half of 2005 (from $34.1 million in the same period of 2004);

▪	a 23.1% or $3.7 million increase to $19.7 million in gross profit in the first half of 2005 (from $16.0 million in the same period of 2004); and

▪	an increase to 52.3% in gross margins in the first half of 2005 (from 46.9% in the same period of 2004).

•
Increases in the unit and dollar volumes of goods sold at promotional and off-price discounts - Unit sales of goods sold at promotional and off-price discounts (both T-Shirts and Jeans & Tops) increased 28.6% to 0.9 million units in the second half of 2005 compared to 0.7 million units in the same period of 2004. That comparison of unit volumes of merchandise sold at promotional and off-price discounts translated into

▪	a 16.7% or $1.6 million increase to $11.2 million in the dollar volumes of those sales in the second half of 2005 (from $9.6 million in the same period of 2004);

▪	a 42.9% decrease in gross profit to $0.8 million in the second half of 2005 (from $1.4 million in the same period of 2004); and

▪	a decrease to 7.1% in gross margins in the second half of 2005 (from a margin of 14.6% in the same period of 2004).

Comparison of the relative changes in sales of T-Shirts, on the one hand, and Jeans & Tops on the other, revealed, the following:

•
Gross unit sales of T-Shirts at regular prices (average selling price of $12-$16 per unit) increased to 0.4 million units in the first half of 2005 compared to 0.3 million units in the same period of 2004 and represented $2.2 million of the total increase in goods sold at regular prices in the first half of 2005. The gross margin associated with these sales increased to 54.8% in the first half of 2005 compared to 50.0% in the same period of 2004 and represented a gross profit increase of $1.4 million in the first half of 2005.

•
Gross unit sales of Jeans and Tops at regular prices (average selling price of $28 to $38 per unit) remained relatively unchanged at 1.0 million units in the first half of 2005 and 2004 and represented $1.4 million of the total increase in goods sold at regular prices in the first half of 2005. The gross margin associated with these sales increased to 51.7% in the first half of 2005 compared to 46.5% in the same period of 2004 and represented a gross profit increase of $2.3 million in the first half of 2005.

Operating Expenses

Operating expenses increased 14.9% to $13.9 million in the six months ended June 30, 2005 from $12.1 million in the six months ended June 30, 2004. The increase in operating expenses resulted primarily from commission expense associated with higher net sales, design sample expenses, professional fees and other operating personnel expenses. Operating expenses as a percentage of net sales were 30.5% in the first half of 2005, compared to 30.0% in the same period of 2004. Selling expenses increased $0.9 million in the first half of 2005 compared to the same period of 2004 primarily as a result of higher design sample expense and design and sales personnel expenses. Advertising and promotional related expenses remained unchanged at $0.7 million in the first half of 2005 and 2004. License fees remained relatively unchanged at $2.7 million in the six months ended June 30, 2005 and 2004. This slight decrease is attributable to the product mix shift to women’s products which did not exceed the minimum license fee, as well as an increase in off-price goods which require a lower license fee percentage (3% compared to 6.25%). Distribution and shipping increased slightly to $1.1 million in the six months ended June 30, 2005 compared to $1.0 million in the same period of 2004. This increase was attributable to an increase in units shipped in the second quarter of 2005 compared to the same period of 2004. General and administrative expenses increased to $4.4 million in the six months ended June 30, 2005 from $3.7 million in the six months ended June 30, 2004. The increase is attributable to increases in professional fees associated with consulting fees required for the Company’s implementation of its Sarbanes-Oxley program and other internal consulting services and additional personnel cost for the six months ended June 30, 2005.

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

Cash Flows

Cash used in operations totaled $1.5 million for the first six months of 2005, compared to cash provided by operations of $0.6 million for the same period of 2004. The $2.1 million decrement is primarily due to net income of $4.5 million offset by decreases in inventories reduced by increases in accounts receivable and decreases in accounts payable and accrued expenses. Cash used for investing activities was $1.0 million for the first six months of 2005. Cash used by investing activities was insignificant in the first six months of 2004. Cash provided by financing activities was $2.2 million for the first six months of 2005, resulting primarily from borrowings on the Company’s revolving line of credit, and increase in outstanding checks and cash received for issuance of common stock related to the exercise of stock options.

Accounts receivable increased $4.4 million from December 31, 2004 to June 30, 2005 due to increased year to date sales compared to an increase of $2.9 million from December 31, 2003 to June 30, 2004. Inventory decreased $1.8 million from December 31, 2004 to June 30, 2005 as the inventory was built up at December 31, 2004 to ship earlier in the first quarter. Inventories increased in the same period of 2004 as inventory levels had not been built up at December 31, 2003. Capital expenditures were $1.0 million for the first six months of 2005 due to the build out of the new office space in New York. Outstanding checks increased $0.9 million from December 31, 2004 to June 30, 2005 compared to an increase of $0.1 million in the same period of 2004. Net borrowings on the Company’s revolving line of credit increased $1.1 million from December 31, 2004 to June 30, 2005 compared to a decrease of $0.8 million in the same period of 2004. The Company received $0.1 million during the first half of 2005 from its issuance of common stock related to the exercise of stock options. There was no stock activity during the same period of 2004.

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

The Company has the following contractual obligations and commercial commitments as of June 30, 2005:

Schedule of contractual obligations:
	Payments Due By Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Revolving line of credit	$1,315,389	$1,315,389	$—	$—	$—
Long term debt (1)	8,328,690	5,670,000	2,658,690	—	—
Operating leases	4,591,650	486,013	929,076	905,800	2,270,761
Employment agreements	1,961,500	900,750	1,060,750	—	—
License agreement fee obligations	11,392,526	4,642,526	6,750,000	—	—
License agreement fashion show obligation	825,000	375,000	450,000	—	—
License agreement creative & advertising fee obligations	500,000	215,000	285,000	—	—
Promotional expense license requirement	1,970,000	620,000	1,350,000	—	—
Total contractual cash obligations	$30,884,755	$14,224,678	$13,483,516	$905,800	$2,270,761

(1)	Long term debt includes principle of $6.6 million, accrued interest of $1.3 million and interest to be paid in future periods of $0.4 million.

The Company believes that current levels of cash and cash equivalents ($0.7 million at June 30, 2005), together with funds available under its existing or future credit facilities, will be sufficient to meet its capital requirements for the next 12 months.

Backlog and Seasonality

The Company's business is impacted by the general seasonal trends that are characteristic of the apparel and retail industries. In the Company's segment of the apparel industry, sales are generally higher in the first and third quarters. Historically, the Company has taken greater markdowns of its inventory sell-offs in the second and fourth quarters. The Company generally receives orders for its products three to five months prior to the time the products are delivered to stores. The backlog of orders at any given time is affected by a number of factors, including seasonality, weather conditions, scheduling of manufacturing and shipment of products. As the time of the shipment of products may vary from year to year, the results for any particular quarter may not be indicative of the results for the full year. The Company had unfilled orders of $26.1 million at June 30, 2005, a decrease of 30.2% compared to $37.4 million at June 30, 2004. This is largely the function of a reordering of the Company’s priorities. Last year, the objective was more concentrated on selling than effectively communicating a focused brand identity through balanced merchandise assortments. While orders were strong in the prior year period, profitability was negatively impacted at the end of the season. This year, new sales management has instituted appropriate procedures to guard and refine the brand identity as well as improve profitability. The planned exit from underperforming men’s doors combined with an exit from most of the women’s urban department stores, essentially a clean-up versus last year, is reflected in the reduced backlog numbers.  The Company remains comfortable with its ability to meet revenue and earnings targets for the remainder of the 2005 fiscal year.

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

Index to Exhibits

Exhibit No.	Description
31.01	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.02	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.01	Certification Pursuant to Section 1350 of chapter 63 of Title 18 of the United States Code