Form 10-K
period 2005-12-31
IC ISAACS & CO INC
filed 2006-03-31
CIK 1041179

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

                Annual Report Pursuant to Section 13 or 15(d) of

                       the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. |_| Yes |X| No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. |_|

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. |_|

Indicate by check mark if Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). |_| Yes |X| No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

  Large accelerated filer |_|  Accelerated filer |_|   Non-accelerated filer |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). |_| Yes |X| No

The aggregate market value of the voting common stock held by non-affiliates of the Registrant as of the last business day of the Registrant's most recently completed second fiscal quarter, at June 30, 2005, was approximately $40,565,000 based on the average closing price of the Common Stock as reported by the OTC Bulletin Board on that day. Solely for purposes of the foregoing calculation all of the Registrant's directors and officers are deemed to be affiliates. The Registrant does not have outstanding any non-voting common stock.

As of March 30, 2006, 11,996,485 shares of Common Stock were outstanding.

                       Document Incorporated by Reference

None

                           I.C. ISAACS & COMPANY, INC.

                                    FORM 10-K

                                TABLE OF CONTENTS


                                                                                                       Page
                                                                                                       ----
                                                       PART I
  ITEM 1.    BUSINESS                                                                                     4
  ITEM 1A    RISK FACTORS                                                                                10
  ITEM 1B    UNRESOLVED STAFF COMMENTS                                                                   14
  ITEM 2.    PROPERTIES                                                                                  14
  ITEM 3.    LEGAL PROCEEDINGS                                                                           14
  ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                         15

                                                      PART II
  ITEM 5.    MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
                                                                                                         16
  ITEM 6.    SELECTED FINANCIAL DATA                                                                     17
  ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                                                                                         19
  ITEM 7A.   QUANTITATIVE & QUALITATIVE DISCLOSURES ABOUT MARKET RISK                                    31
  ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                                                 31
  ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE        31
  ITEM 9A.   CONTROLS AND PROCEDURES                                                                     31
  ITEM 9B.   OTHER INFORMATION                                                                           32

                                                      PART III
  ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY                                             33
  ITEM 11.   EXECUTIVE COMPENSATION                                                                      40
  ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT                              44
  ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                                              46
  ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES                                                      47
                                                      PART IV

  ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES                                                     48

SIGNATURES                                                                                               53


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

Access to Company Reports

Investors may read and copy any document that the Company files under the Securities and Exchange Act of 1934 (including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to these reports) at the Securities and Exchange Commission (SEC) Public Reference Room at 100 F Street, NE, Washington, DC 20549. In addition, the SEC maintains an internet site at www.sec.gov that contains reports and other information regarding issuers that can be accessed electronically. The Company maintains a website at www.icisaacs.com that contains some of the more recent (but not all of the) 10-K, 10-Q and 8-K reports about the Company that may be found at the SEC's website.

                                     PART I

ITEM 1. BUSINESS

Introduction

     I.C. Isaacs & Company, Inc. ("Isaacs"), together with its predecessors and subsidiaries, including I.C. Isaacs & Company L.P. (the "LP"), and Isaacs Design, Inc. (collectively the "Company") is a designer and marketer of branded jeanswear and sportswear. Founded in 1913, the Company offers collections of men's and women's jeanswear and sportswear under the Marithe and Francois Girbaud designer brand ("Girbaud brand" or "Girbaud branded") in the United
States and Puerto Rico. The Girbaud brand is an internationally recognized designer label with a distinct European influence. Sales of Girbaud branded products accounted for all of the Company's net sales in 2005 and 2004.

Products

     The Company has positioned its Girbaud branded line with a broad assortment of products, styles and fabrications reflecting a contemporary European look. The Company markets a full collection of men's jeanswear and sportswear under the Girbaud brand, including a broad array of bottoms, tops and outerwear. The Company also offers a women's sportswear collection under the Girbaud brand, which also includes a wide assortment of bottoms, tops and outerwear. These collections are targeted to consumers who are seeking quality, fashionable products at competitive prices. Girbaud is an internationally recognized designer brand. The Company markets innovative European-inspired men's and women's jeanswear and sportswear collections under the Girbaud brand. The Company's Girbaud branded collections include full lines of bottoms consisting of jeans and casual pants in a variety of fabrications, including denim, stretch denim, cotton twill and nylon, cotton t-shirts, polo shirts, knit and woven tops, sweaters, outerwear and leather sportswear. Reflecting contemporary European design, each of these collections is characterized by innovative styling and fabrication and is targeted to consumers ages 16 to 40. Estimated retail prices range from $29 to $39 for t-shirts, $49 to $100 for tops and bottoms, $60 to $128 for sweaters and $80 to $300 for outerwear.

Customers and Sales

     The Company's products are sold in approximately 2,100 specialty stores, specialty store chains and department stores. The Company's Girbaud brand products are sold and marketed domestically under the direction of a 16 person sales force headquartered in New York. The Company uses both sales representatives and distributors for the sale of its products. Sales representatives include employees of the Company as well as independent contractors. Each of the Company's non-employee sales representatives has an agreement with the Company pursuant to which the sales representative serves as the sales representative of specified products of the Company within a specified territory. The Company does not have long-term contracts with any of its customers. Instead, its customers purchase the Company's products pursuant to purchase orders and are under no obligation to continue to purchase the Company's products.

     The Company began marketing men's sportswear under the Girbaud brand in early 1998 and introduced a women's sportswear collection under the Girbaud brand in the second quarter of 1998. The Company's Girbaud men's products are sold to approximately 1,650 stores in the United States and Puerto Rico, including major department stores such as Federated Department Stores, Dayton Hudson, Dillards, Belk Stores and Bon Ton Stores (formerly Carson Pirie Scott), and many prominent specialty stores. The Company's Girbaud women's line is sold to approximately 450 stores. None of the Company's customers accounted for 10% or more of sales in 2005 or 2004. As of December 31, 2005 and 2004, the Company had one customer that represented 11.4% and 13.1% of accounts receivable, respectively.

Design and Merchandising

     The Company's designers and merchandisers are provided with the Girbaud collections from Europe twice a year and they collaborate with Marithe and Francois Girbaud and their staff in the development of the Company's Girbaud branded product lines for sale in the United States. Merchandisers also regularly meet with sales management to gain additional market insight and further refine the products to be consistent with the needs of each of the Company's markets. The Company's in-house design and product development is carried out by merchandising departments in New York. Many of the Company's products are developed using computer-aided design equipment, which allows designers to view and easily modify images of a new design. The Company currently has 15 people on the design staff in New York City. Design expenditures were approximately $3.6 million in 2005 and $3.1 million in 2004.

Advertising and Marketing

     The Company communicates and reinforces the brand and image of its Girbaud products through creative and innovative advertising and marketing efforts. The Company's advertising and marketing strategies are directed by its New York sales office and developed in collaboration with advertising agencies and with Girbaud's European offices and Paris advertising agency. The Company's advertising strategy is geared toward its youthful and contemporary consumers, whose lifestyles are influenced by music, sports and fashion. Its advertising campaigns have evolved from trade magazines to a wide variety of media, including billboards, fashion magazines and special events. In 2005 and 2004, the Company continued to utilize advertising media to promote its products at moderate levels of spending. The Company's advertising and promotional expenditures were approximately $1.6 million, or 1.9% of net sales, in 2005 and $1.8 million, or 2.2% of net sales, in 2004.

Product Sourcing

     General

     The manufacturing and sourcing of the Company's products in 2005 was predominately done by foreign independent contractors. Each of the Company's independent contractors and independent buying agents has an agreement with the Company whereby it performs manufacturing or purchasing services for the Company on a non-exclusive basis. The Company evaluates its contractors frequently and believes that there are a number of manufacturers capable of producing products that meet the Company's quality standards. The Company's production requirements account for a significant portion of many of its contractors' production capacity. The Company has the ability to terminate its arrangements with each of its contractors at any time. A change in suppliers, however, could cause a delay in manufacturing and a possible loss of sales which could adversely affect operating results.

     Asia and Africa

     Virtually all of the Company's sportswear products other than t-shirts are produced by approximately 17 different manufacturers in nine countries in Asia and 2 manufacturers in Africa. During 2005, three of the Company's Asian contractors accounted for approximately 42%, 8% and 4%, respectively, of the Company's total unit production and its two African contractors accounted for approximately 9% of the Company's total unit production. The Company has well established relationships with many of its contractors; however, it is not bound by any long term contracts or minimum purchase agreements. The Company retains independent buying agents in various countries in Asia and Africa to assist in selecting and overseeing independent manufacturers, sourcing fabric, trim and other materials and monitoring quotas. Independent buying agents also perform quality control functions on behalf of the Company, including inspecting materials and manufactured products prior to accepting delivery. The sourcing and merchandising staffs in the Company's New York offices oversee Asian and African fabric and product development, apparel manufacturing, price negotiation and quality control, as well as the research and development of new Asian sources of supply. Asian and African production represented approximately 72% and 9% of the Company's total unit production in 2005 respectively. Purchasing from these contractors requires the Company to estimate sales and issue purchase orders for inventory well in advance of receiving firm orders from its customers. A risk to the Company is that its estimates may differ from actual orders. If this happens, the Company may miss sales because it did not order enough, or it may have to sell excess inventory at reduced prices.

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

     United States and Mexico

     The Company utilizes a supplier in Mexico to provide both full service packaging services for finished T-shirts and to drop ships T-shirt blanks directly to various independent contractors within the United States to be screen printed, embroidered or both, before being sent to the Company as a finished product to fulfill orders. T-shirt production represented approximately 19% of the Company's total unit production in 2005. During 2005, one of the Company's domestic contractors accounted for approximately 16% of the Company's total unit production. The Company also utilizes two other factories in Mexico to produce sportswear products other than t-shirts which represents approximately 2% of its total unit production.

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

Quality Control

     The Company's quality control program is designed to ensure that all of the Company's products meet its high quality standards. Visits are made by the Company's agents to outside contractors to ensure compliance with the Company's quality standards. Audits are also performed by quality control personnel at the Milford, Delaware distribution center on all categories of incoming merchandise.

     All garments produced for the Company must be produced in accordance with the Company's specifications. The Company's import quality control program is designed to ensure that the Company's products meet its high quality standards. The Company monitors the quality of fabrics prior to the production of garments and inspects prototypes of products before production runs are commenced. In some cases, the Company requires its agents or manufacturers to submit fabric to an independent outside laboratory for testing prior to production. The Company requires each agent to perform both in-line and final quality control checks during and after production before the garments leave the contractor. Personnel from the Company's New York office also visit factories to conduct these inspections.

Backlog and Seasonality

     The Company's business is impacted by the general seasonal trends that are characteristic of the apparel and retail industries. In the Company's segment of the apparel industry, sales are generally higher in the first and third quarters. Historically, the Company has taken greater markdowns of its inventory sell-offs in the second and fourth quarters. The Company generally receives orders for its products up to five months prior to the time the products are delivered to stores. The backlog of orders at any given time is affected by a number of factors, including seasonality, weather conditions, scheduling of manufacturing and shipment of products. As the time of the shipment of products may vary from year to year, the results for any particular quarter may not be indicative of the results for the full year. The Company had unfilled orders of $17.4 million at December 31, 2005 compared to $27.4 million at December 31, 2004. The planned exit from women's urban department stores, combined with the exit from various underperforming men's department stores as well as the timing of inventory receipts and shipments of orders is reflected in the reduced order backlog.


Licenses and Other Rights Agreements

     Girbaud Domestic Licenses

     In November 1997, the Company entered into an exclusive license agreement (the "Girbaud Men's Agreement") with Girbaud Design, Inc. and its affiliate Wurzburg Holding S.A. ("Wurzburg") to manufacture and market men's jeanswear, casualwear and outerwear under the Girbaud brand and certain related trademarks (the "Girbaud Marks") in all channels of distribution in the United States, including Puerto Rico and the U.S. Virgin Islands. In March 1998, the Girbaud Men's Agreement was amended and restated to include active influenced sportswear as a licensed product category and to name Latitude Licensing Corp. as the licensor ( "Latitude"). Also in March 1998, the Company entered into an exclusive license agreement (the "Girbaud Women's Agreement" and, together with the Girbaud Men's Agreement, the "Girbaud Agreements") with Latitude to manufacture and market women's jeanswear, casualwear and outerwear, including active influenced sportswear, under the Girbaud Marks in all channels of distribution in the United States, including Puerto Rico and the U.S. Virgin Islands. The Girbaud Agreements, as amended, include the right to manufacture the licensed products in a number of foreign countries through 2007.

     The terms of the Girbaud Agreements will expire at the end of 2007. The Company has the option to extend the terms of either or both of the Girbaud Agreements through the end of 2011. The Girbaud Agreements generally allow the Company to use the Girbaud Marks on apparel designed by or for the Company or based on designs and styles previously associated with the Girbaud brand, subject to quality control by Latitude over the final designs of the products, marketing and advertising material and manufacturing premises. The Girbaud Agreements provide that they may be terminated by Latitude upon the occurrence of certain events, including, but not limited to, a breach by the Company of certain obligations under the agreements that remain uncured following certain specified grace periods.

     Under the Girbaud Men's Agreement as amended the Company is required to make royalty payments to Latitude in an amount equal to 6.25% of the Company's net sales of regular licensed merchandise and 3.0% in the case of certain irregular and closeout licensed merchandise. The Company is obligated to pay the greater of actual royalties earned or minimum guaranteed annual royalties of $3,000,000 through 2007. On a monthly basis during the term, the Company is obligated to pay 8.3% of the minimum guaranteed royalties for that year. On a quarterly basis during the term, the Company is required to pay the amount that the actual royalties exceed the total minimum guaranteed royalties for that quarter. The Company is required to spend the greater of an amount equal to 3% of Girbaud men's net sales or a minimum of $500,000 in advertising and related expenses promoting the men's Girbaud brand products in each year through the term of the Girbaud men's agreement. The Company has agreed to increase the minimum annual amount of these expenditures under the Girbaud Men's Agreement by $200,000 in each of the years 2007, 2008 and 2009 in order to, among other things, facilitate and support a repositioning of the Girbaud brand for better store distribution.

     Under the Girbaud Women's Agreement as amended, the Company is required to make royalty payments to Latitude in an amount equal to 6.25% of net sales of regular licensed merchandise and 3.0% of certain irregular and closeout licensed merchandise. The Company is obligated to pay the greater of actual royalties earned or minimum guaranteed annual royalties of $1,500,000 through 2007. On a monthly basis during the term, the Company is obligated to pay 8.3% of the minimum guaranteed royalties for that year. On a yearly basis, the Company is required to pay the amount that the actual royalties exceed the total minimum guaranteed royalties for that year. The Company is required to spend the greater of an amount equal to 3% of Girbaud women's net sales or a minimum of $400,000 in advertising and related expenses promoting the women's Girbaud brand products in each year through the term of the Girbaud Women's Agreement. The Company has agreed to increase the minimum annual amount of these expenditures under the Girbaud Women's Agreement by $200,000 in each of the years 2007, 2008 and 2009 in order to, among other things, facilitate and support a repositioning of the Girbaud brand for better store distribution. In addition, over the term of the Girbaud Women's Agreement the Company is required to contribute $190,000 per year to Latitude's advertising and promotional expenditures for the Girbaud brand.


     During each of the six years ended December 31, 2005, the amounts of advertising and related expenses incurred by the Company in marketing the Girbaud brand products were less than the amounts required under the agreements. In each of the various amendments to the men's and women's license agreements which were executed in 2002 - 2004, Latitude and the Company confirmed to one another that neither party was in default to the other in the performance of any of the obligations owed by either of them to the other. On March 29, 2006, Latitude also waived the Company's failure to spend the minimum amounts required under the men's and women's license agreements in 2005.


     The Company is obligated to pay a minimum of $6.5 million during 2006 in the form of minimum royalty payments, fashion show and advertising and promotional expenses pursuant to the Girbaud Agreements and in subordinated note payments. In 2006, the Company expects that substantially all of its net sales will come from apparel manufactured under the licenses granted pursuant to the Girbaud Agreements.

     In connection with the refinancing of the Company's credit facility in December 2004, Latitude and the Company agreed to defer approximately $2.3 million of the 2004 minimum and additional royalty payments to 2005. In 2005, all 2004 deferred royalty payments were paid in full and all 2005 royalty payments were paid when they became due. In 2005, the Company made royalty payments of $7.1 million.

     Licensor Ownership

     In 2002, Textile Investment International S.A. ("Textile"), an affiliate of Latitude, acquired 666,667 shares of common stock, preferred stock which it converted into 3,300,000 shares of common stock and a note payable issued by the Company, from a former licensor. As a result of those transactions, Textile and Wurzburg (which owned 582,500 shares of the Company's common stock prior to the transactions) own approximately 38% of the common stock of the Company outstanding as of the date of filing of this Report.


Credit Control

     The Company manages its own credit and collection functions and has never used a factoring service or outside credit insurance. The Company sells to approximately 1,100 accounts throughout the United States and Puerto Rico. All of the functions necessary to service this large volume of accounts are handled by the Company's in-house credit department in Baltimore, Maryland. The Company extends credit to its customers. Accordingly, the Company may have significant risk in collecting accounts receivable from its customers. The Company has credit policies and procedures which it uses to minimize exposure to credit losses. The Company currently employs three people in its credit department and believes that managing its own credit gives it unique flexibility as to which customers the Company should sell and how much business it should do with each. The Company obtains and periodically updates information regarding the financial condition and credit histories of customers. The Company's collection personnel evaluate this information and, if appropriate, establish a line of credit. Credit personnel track payment activity for each customer using customized computer software and directly contact customers with receivable balances outstanding beyond 30 days. If these collection efforts are unsuccessful, the Company may discontinue merchandise shipments until the outstanding balance is paid. Ultimately, the Company may engage an outside collection organization to collect past due accounts. Timely contact with customers has been effective in minimizing the Company's credit losses.

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

Management Information Systems

     The Company believes that information processing is essential to maintaining its competitive position. The Company's systems provide, among other things, comprehensive order processing, production, accounting and management information for the marketing, selling, production and distribution functions of the Company's business. The Company's software programs allow it to track, among other things, orders, production schedules, inventory and sales of its products. The programs include centralized management information systems, which provide the various operating departments with financial, sales, inventory and distribution related information. The Company is able to ship orders received via electronic data interchange, from inventory on hand, to certain customers within 24 to 72 hours from the time of order receipt.

Employees

     As of the date of filing of this Report, the Company had approximately 110 full-time employees. The Company is not a party to any labor agreements, and none of its employees is represented by a labor union. The Company considers its relationship with its employees to be good and has not experienced any material interruption of its operations due to labor disputes.

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

ITEM 1A.   RISK FACTORS

     An investment in the Company's common stock involves risks. Investors should read and carefully consider the following risk factors in addition to all other information in this Report before making an investment in the Company's common stock.

Because the Company has a history of losses and fluctuating operating results, it can not assure prospective investors that it will operate profitably or will generate positive cash flow in the future.

     Although the Company has operated profitably since the end of 2003, that has not always been the case. During the five year period ended December 31, 2003, it incurred aggregate losses of approximately $37,000,000. The Company's operating results in the future may be subject to significant fluctuations due to many factors not within the Company's control, such as demand for the Company's products, and the level of competition and general economic conditions.

If the Company fails to identify and respond appropriately to changing consumer demands and fashion trends, consumer acceptance of its products could be adversely affected and that could have a material adverse effect on the Company's financial condition and results of operations.

     The apparel industry is highly competitive, fragmented and subject to rapidly changing consumer demands and preferences. The Company believes that its success depends in large part upon its ability to anticipate, gauge and respond to changing consumer demands and fashion trends in a timely manner and upon the continued appeal to consumers of the Girbaud brand name. The Company competes with numerous apparel manufacturers and distributors, many of which have greater financial resources than it possesses. The Company's products also compete with a substantial number of designer and non-designer lines. Although the level and nature of competition differ among the Company's product categories, the Company believes that it competes primarily on the basis of brand image, quality of design and value pricing. Increased competition by existing and future competitors could result in reductions in sales or prices of the Company's products, which could have a material adverse effect on the Company's financial condition and results of operations. In addition, there is no assurance that it will be able to introduce competitive lines of Girbaud branded or other products or that such products will achieve market acceptance. The apparel industry historically has been subject to substantial cyclical variations, and a recession in the general economy or uncertainties regarding future economic prospects that affect consumer spending habits could have a material adverse effect on the Company's financial condition or results of operations.

The Company is completely dependent upon licenses granted to it by an affiliate of the Company's controlling stockholders for all of the revenues that it generates. The Company's inability to renew those licenses upon terms that it would consider to be commercially reasonable could place it in a materially adverse position financially and operationally.

     The Company's business is completely dependent upon the Company's use of the Girbaud brand names and images, which are in turn dependent upon the existence and continuation of two license agreements granted to it by Latitude. Latitude is an affiliate of Wurzburg and Textile. Those two companies, which are wholly owned by Francois Girbaud and Marithe Bachellerie, collectively own approximately 38% of the Company's common stock. The Company's licenses for use of the Girbaud brand names and images are limited to certain specified products in the United States, Puerto Rico and the U.S. Virgin Islands, extend through December 31, 2007, and may be renewed through December 31, 2011. There can be no assurance that the Company will be able to retain the right to use the Girbaud brand names and images or enter into comparable arrangements upon the expiration of the current agreements. In addition, each of the Company's Girbaud license agreements contains provisions that, under certain circumstances (not all of which are under the Company's control), could permit Latitude to terminate the agreements. Such provisions include, among other things (i) a default in the payment of certain amounts payable under the applicable agreement that continues beyond the specified grace period and (ii) the failure to comply with the covenants contained in the applicable agreement. Any termination of these agreements would result in loss of the Company's rights to use the Girbaud brand names and images and would have a material adverse effect on the Company's financial condition and results of operations.

Because the Company extends credit to its customers, it is subject to the risks inherent in ordering and paying for goods before it receives any payment for them.

     The Company extends credit to its customers based on an evaluation of each customer's financial condition and credit history and, due to growth, continues to experience increases in the amount of the Company's outstanding accounts receivable. In 2005 and 2004, the Company's provision for doubtful accounts were $1.0 million and $0.4 million, respectively, and as a percentage of net sales were 1.2% and 0.5%, respectively. Its accounts receivable write-offs as a percentage of net sales during each of those periods were 0.8% and 0.3%, respectively. There can be no assurance that the Company's credit losses will continue at these levels. The failure to accurately assess the credit risk from the Company's customers, changes in overall economic conditions and other factors could cause the Company's credit losses to increase, which could have a material adverse effect on the Company's financial condition or results of operations.

The Company's dependence on unaffiliated manufacturers for the production of all of the products that it sells makes it susceptible to financial and customer-related problems that could arise from shipment delays and product quality issues.

     All of the Company's manufacturing and sourcing needs are currently met through domestic and foreign independent contractors. The Company currently contracts with approximately 20 manufacturers in 11 countries. The Company does not have long-term contracts with any manufacturers and most of those manufacturers supply the Company on a non-exclusive basis pursuant to purchase orders. During 2005 and 2004, approximately 81% of the Company's total unit production came from Asia and Africa, and approximately 19% of the Company's total unit production came from the US and Mexico. The inability of a manufacturer to ship the Company's products in a timely manner or to meet the Company's quality standards could adversely affect the Company's ability to deliver products to its customers in a timely manner. Delays in delivery caused by manufacturing delays, disruption in services of delivery carriers or other factors could result in cancellations of orders, refusals to accept deliveries or a reduction in purchase prices, any of which could have a material adverse effect on the Company's financial condition or results of operations.

The Company's complete reliance on foreign sourcing of its goods also subjects it to financial and customer-related problems that could arise from trade disputes and disruptions in the countries in which the Company's contractors are located.

     The Company's operations may be affected adversely by political instability resulting in the disruption of trade with the countries in which its contractors are located, the imposition of additional regulations relating to imports, the imposition of additional duties, tariff and other charges on imports, significant fluctuations in the value of the dollar against foreign currencies or restrictions on the transfer of funds. Such factors have not previously had a material adverse effect on the Company's financial condition or results of operations but there can be no assurance that such will remain the case in the future.

     The Company's imported products are subject to United States customs duties, which comprise a material portion of the cost of the merchandise. A substantial increase in customs duties could have a material adverse effect on its financial condition or results of operations. The United States or the countries in which the Company's products are produced may, from time to time, impose new quotas, duties, tariffs or other restrictions, or adversely adjust prevailing quota, duty or tariff levels, any of which could have a material adverse effect on the Company's financial condition or results of operations.

     The Company's policy is to notify the Company's independent manufacturers through the Company's agents of the expectation that such manufacturers operate in compliance with applicable laws and regulations. While the Company's policies promote ethical business practices and the Company's staff periodically visits and monitors the operations of its independent manufacturers, the Company does not control such manufacturers or their labor practices. The violation of labor or other laws by an independent manufacturer or the divergence of an independent manufacturer's labor practices from those generally accepted as ethical in the United States could have a material adverse effect on the Company's financial condition or results of operations.

The seasonality of the Company's business, periodic changes in customer tastes and quarterly fluctuations in the Company's sales require it to make predictions about consumer demands for the Company's products that can turn out to be wrong. The Company's financial condition can be materially adversely affected when that occurs.

     The Company's business is subject to significant seasonal and quarterly fluctuations that are characteristic of the apparel and retail industries. The Company's backlog of orders and overall results of operations may fluctuate from quarter to quarter as a result of, among other things, variations in the timing of product orders by customers, weather conditions that may affect purchases at the wholesale and retail levels, the amount and timing of shipments, advertising and marketing expenditures and increases in the number of employees and overhead to support growth. In the Company's segment of the apparel industry, sales are generally higher in the first and third quarters. Historically, the Company has taken greater markdowns in the second and fourth quarters. Errors by the Company in predicting customer acceptance or consumer demand for its products might result in significant unrecoupable expenditures on inventory that could materially adversely affect the Company's financial condition or its operating results.

Because the Company is effectively controlled by two stockholders affiliated with the Company's licensor, it may be difficult for the Company's other investors to influence or implement changes in governance and control of the company.

     Wurzburg and Textile, both of whom are affiliated with Latitude, the company that has licensed the Company's use of the Girbaud trademarks, brand names and images, beneficially own an aggregate of approximately 38% of the Company's outstanding common stock. Such concentration of ownership, together with the anti-takeover effects of certain provisions of the Company's Amended and Restated Certificate of Incorporation (the "Restated Certificate") and Amended and Restated By-laws (the "Restated By-laws"), may have the effect of delaying or preventing a change in control of the company.

Various anti-takeover provisions of the Company's Restated Certificate of Incorporation and Restated By-laws may impact upon an investor's ability to maximize his investment in the Company's common stock.

     The Company's Restated Certificate and Restated By-laws include provisions that may have the effect of discouraging a non-negotiated takeover of the company and preventing certain changes of control. These provisions, among other things (i) permit the Company's Board of Directors, without further stockholder approval, to issue up to 5.0 million shares of preferred stock with rights and preferences determined by the Board of Directors at the time of issuance, (ii) require a 66.7% vote of the Company's stockholders to approve any amendment, addition or termination of the Restated By-laws and (iii) restrict the ability of stockholders to call special meetings of the stockholders, nominate individuals for election to the Board of Directors or submit stockholder proposals. The provisions of the Restated Certificate and the Restated By-laws might, therefore, have the effect of inhibiting stockholders' ability to realize the maximum value for their shares of common stock that might otherwise be realized because of a merger or other event affecting the control of the company.

The Company's stock may be a penny stock. Trading of the Company's stock may be restricted by the SEC's penny stock regulations which may limit a stockholder's ability to buy and sell the Company's stock.

     Although the price of the Company's stock has recently traded above $5.00 per share, during most of the past several years, the Company's stock has fallen within the SEC's definition of a penny stock. The SEC has adopted Rule 15g-9 which generally defines "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. As of the date of filing of this Report, the Company's securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors". The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade the Company's securities. The Company believes that, in the past, the penny stock rules have discouraged investor interest in and have limited the marketability of the Company's common stock.

NASD sales practice requirements may also limit a stockholder's ability to buy and sell the Company's stock.

     In addition to the "penny stock" rules described above, the NASD has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, the NASD believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The NASD requirements make it more difficult for broker-dealers to recommend that their customers buy the Company's common stock, which may limit your ability to buy and sell the Company's stock and have an adverse effect on the market for the Company's shares.

Trading on the OTC Bulletin Board may be sporadic because it is not a stock exchange, and stockholders may have difficulty reselling their shares.

     The Company's common stock is quoted on the OTC Bulletin Board. Trading in stock quoted on the OTC Bulletin Board is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with the Company's operations or business prospects. Moreover, the OTC Bulletin Board is not a stock exchange, and trading of securities on the OTC Bulletin Board is often more sporadic than the trading of securities listed on a quotation system like Nasdaq or a stock exchange like the New York Stock Exchange.

Investors may experience dilution of their ownership interests and the Company's stock price may be adversely affected due to its future issuance of common or preferred stock, or securities that are convertible into, exchangeable for or exercisable for shares of common or preferred stock.

     The Company may in the future issue previously authorized and unissued securities, resulting in the dilution of the ownership interests of its present stockholders. The Company is currently authorized to issue 50 million shares of common stock and 5 million shares of preferred stock with such designations, preferences and rights as may be determined by the Company's board of directors. As of the date of filing of this Report, 11,996,485 shares of common stock were outstanding. In addition, the Company reserved:

     o 2,200,000 shares of common stock for issuance pursuant to the Company's Amended and Restated Omnibus Stock Plan, of which 655,433 shares have been issued, 1,174,167 shares underlying outstanding options and 370,400 shares remain available for future grants, and

     o 450,000 shares of common stock for issuance pursuant to the Company's 2005 Non-Employee Directors Stock Option Plan, none of which have been issued and options to purchase 120,000 shares are outstanding.


     The potential issuance of additional shares of the Company's common and preferred stock, as well as securities convertible into, exchangeable for or exercisable for shares of the Company's common or preferred stock, may create downward pressure on the trading price of the Company's common stock. The Company may also issue additional shares of common stock or other securities that are convertible into, exchangeable for or exercisable for common or preferred stock in connection with the hiring of personnel, future acquisitions, future issuances of the Company's securities for capital raising purposes or for other business purposes. Future sales of substantial amounts of the Company's common or preferred stock, or the perception that sales could occur, could have a material adverse effect on the price of the Company's common stock.

ITEM 1B  UNRESOLVED STAFF COMMENTS

None

ITEM 2.   PROPERTIES

     Certain information concerning the Company's principal facilities is set forth below:


                        Leased or                                             Approximate Area
          Location       Owned                     Use                        in Square Feet
-------------------   -----------  ---------------------------------------    -----------------
                                   Administrative Headquarters and Office
Baltimore, MD             Owned                  Facilities                        40,000

                                   Management, Sales, Merchandising,
New York, NY              Leased           Marketing and Sourcing                  13,500

Milford, DE               Owned   Distribution Center                              70,000


     The Company  believes that its existing  facilities are well maintained and
in  good   operating   condition.   See  "ITEM  1.   Business--Warehousing   and
Distribution".


ITEM 3. LEGAL PROCEEDINGS

     On February 14, 2006, without admitting or denying any liability, the Company settled the arbitration proceedings commenced against it and its wholly owned subsidiary, I.C. Isaacs & Company, L.P. (the "L.P.") by a former executive. Pursuant to the settlement, the Company paid the sum of $1.75 million in February 2006 and recorded this settlement as a charge to expense in the fourth quarter of 2005.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of 2005, there were no matters submitted to a vote of the Company's stockholders.

                                     PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

     The market for the Company's common stock is not an exchange but is the OTC Bulletin Board, an established quotation service regulated by the National Association of Securities Dealers. As of the date of filing of this Report, the Company had approximately 1,000 beneficial holders of its common stock.

     Shares of the Company's common stock are traded on the OTC Bulletin Board under the ticker symbol "ISAC.OB". The reported last sale price of the common stock on the OTC Bulletin Board on March 28, 2006 was $4.95. The table below sets forth the high and low bid prices of the Company's common stock for the periods indicated, as quoted by the OTC Bulletin Board Research Service. Such quotations reflect inter-dealer prices, without retail markup, markdown or commission, and may not represent actual transactions.

Quarter Ended        High              Low         High              Low
-------------        ----              ---         ----              ---
                              2005                          2004
                  --------------------------------------------------------------

March 31             $8.33            $3.98        $1.01            $0.70
June 30              $8.00            $5.50        $1.35            $0.36
September 30         $6.95            $5.13        $3.60            $1.07
December 31          $5.25            $4.00        $4.55            $2.65


     The Company anticipates that all of its earnings will be retained for the foreseeable future for use in the operation of its business. Any future determination as to the payment of dividends will be at the discretion of the Company's Board of Directors and will depend upon the Company's results of operations, financial condition, restrictions in its credit facilities and other factors deemed relevant by the Board of Directors.

     On May 15, 1997, the Board of Directors of the Company and the Company's stockholders adopted the 1997 Omnibus Stock Plan (the "Plan"). The Plan was amended and restated pursuant to authority granted by the Company's stockholders at the 2003 annual meeting of stockholders to increase the shares of Common
Stock that may be issued with respect to awards granted under the Plan to an aggregate of 2.2 million shares. The Plan is administered by the Compensation Committee of the Board of Directors. Participation in the Plan is open to all employees, officers, directors and consultants of the Company or any of its affiliates, as may be selected by the Compensation Committee from time to time. The Plan allows for stock options, stock appreciation rights, stock awards, phantom stock awards and performance awards to be granted. The Compensation Committee will determine the prices, vesting schedules, expiration dates and other material conditions upon which such awards may be exercised. As of December 31, 2005, options to purchase 1,174,167 shares remained outstanding with a weighted average exercise price of $1.96 per share. Through December 31, 2005, options to purchase 655,433 shares had been exercised at a weighted average exercise price of $0.97 per share. As of December 31, 2005, options to purchase 370,400 shares remain available for future grants. The issuance of such stock options was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereunder. The Company previously filed a Registration Statement on Form S-8 to register the shares of its common stock issuable pursuant to awards granted under the Plan.

     In June 2005, the Board of Directors of the Company and the Company's stockholders adopted Non-Employee Directors Stock Option Plan (the "Directors Plan") non-employee directors receive automatic grants of options to purchase common stock in amounts that are specified by such plan. The exercise prices of all options granted under the Directors Plan are fixed at 100% of the market price of the common stock on each grant date. The Company has reserved 450,000 shares of common stock for issuance under the Directors Plan. Options to purchase 120,000 shares of common stock with a weighted average exercise price of $5.60 per share were granted under the Directors Plan during 2005, all of which were outstanding and unexercised at December 31, 2005.

ITEM 6. SELECTED FINANCIAL DATA

     The selected financial data set forth below and on the following page have been derived from the consolidated financial statements of the Company and the related notes thereto. The statement of operations data for the years ended December 31, 2005, 2004 and 2003 and the balance sheet data as of December 31, 2005 and 2004 are derived from the consolidated financial statements of the Company which have been audited by BDO Seidman, LLP, independent registered public accountants, included elsewhere herein. The statement of operations data for the years ended December 31, 2002 and 2001 and the balance sheet data as of December 31, 2003, 2002 and 2001 are derived from the consolidated financial statements of the Company, which have been audited but are not contained herein. The following selected financial data should be read in conjunction with the Company's consolidated financial statements and the related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations," which are included elsewhere herein.


                                                     As of December 31,
                             ----------------------------------------------------------------
                                2005         2004         2003         2002         2001
                             -----------  -----------  ------------ ------------ ------------
Balance Sheet Data:                                   (in thousands)
Working capital                 $13,086       $8,595        $4,578       $6,154      $11,154
Total assets                     27,143       27,833        20,090       22,448       22,333
Total debt                        4,620        6,781        10,782       11,588        6,841
Redeemable preferred stock           --           --            --           --        3,300
Stockholders' equity             13,144       12,154         5,547        7,242        8,816



                                                            Year Ended December 31,
                                     -----------------------------------------------------------------------
                                        2005           2004          2003           2002           2001
                                     -----------    -----------   ------------   ------------   ------------
Statement of Operations Data:                         (in thousands except per share data)
Net sales                               $83,289        $80,649        $64,305        $63,521        $81,189
Cost of sales                            49,070         49,583         43,706         41,776         55,108
                                     -----------    -----------   ------------   ------------   ------------

                        Gross profit     34,219         31,066         20,599         21,745         26,081
Selling expenses                         10,834         10,413          9,525         11,486         11,246
License fees                              5,114          5,330          4,163          5,018          5,211
Distribution and shipping expenses        2,247          1,968          2,062          2,393          2,976
General and administrative expenses       8,604          7,532          5,244          7,115          7,374
Litigation settlement                     1,750             --             --             --             --
Loss on sale of property                     --             --           (415)            --             --
                                     -----------    -----------   ------------   ------------   ------------

Operating income (loss)                   5,670          5,823           (810)        (4,267)          (726)
Interest, net                              (436)          (729)        (1,009)          (657)        (1,307)
Loss from sale of property                   --             --           (415)            --             --
Other income (expense)                       --             26            124            (39)          (149)
                                     -----------    -----------   ------------   ------------   ------------

      Income (loss) from continuing
      operations before income taxes      5,234          5,120         (1,695)        (4,963)        (2,182)
Income tax  benefit, net                  1,178          1,045             --              --            --
                                     -----------    -----------   ------------   ------------   ------------

       Income (loss) from continuing
                          operations      6,412          6,165         (1,695)        (4,963)        (2,182)
                                     -----------    -----------   ------------   ------------   ------------

Loss from operations of
discontinued subsidiary                       --             --             --             --        (1,310)
Loss from sale of discontinued
subsidiary                                    --             --             --             --        (1,182)
                                     -----------    -----------   ------------   ------------   ------------

Loss from discontinued operations             --             --             --             --        (2,492)
                                     -----------    -----------   ------------   ------------   ------------

                   Net income (loss)      6,412          6,165         (1,695)        (4,963)        (4,674)
                                     -----------    -----------   ------------   ------------   ------------

Preferred stock deemed dividend               --             --             --          (596)            --
                                     -----------    -----------   ------------   ------------   ------------

Net income (loss) attributable to
common stockholders                      $6,412         $6,165        $(1,695)       $(5,559)       $(4,674)
                                     ===========    ===========   ============   ============   ============

Basic income (loss) per share from
continuing operations                     $0.55          $0.55         $(0.15)        $(0.61)        $(0.28)

Basic loss per share from
discontinued operations                      --             --             --             --          (0.32)

Preferred stock deemed dividend              --             --             --          (0.07)            --

                                     -----------    -----------   ------------   ------------   ------------
Basic income (loss) per share             $0.55          $0.55         $(0.15)       $( 0.68)       $( 0.60)
                                     ===========    ===========   ============   ============   ============

       Basic weighted average common
                  shares outstanding     11,729         11,264         11,135          8,160          7,854

Diluted income (loss) per share           $0.48          $0.46       $( 0.15)       $( 0.68)       $( 0.60)
                                     ===========    ===========   ============   ============   ============

     Diluted weighted average common
                  shares outstanding     13,397         13,355         11,135          8,160          7,854

     Basic and diluted loss per share are the same for the years 2000 through 2003 as dilutive securities were excluded from the computation of net loss per share as their inclusion would have been anti-dilutive.

     The Statement of Operations Data includes a one time charge of $1.75 million to settle an arbitration proceeding commenced against the Company by a former executive of the Company.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following  discussion and analysis  should be read in conjunction  with
the  "Selected  Financial  Data"  and  the  Company's   consolidated   financial
statements and the related notes thereto, which are included elsewhere herein.

Overview

     The Company, which operates in one business segment, is a designer and marketer of branded jeanswear and sportswear. The Company offers collections of Girbaud branded jeanswear and sportswear for men and women in the United States, Puerto Rico and the US Virgin Islands. The Girbaud brand is an internationally recognized designer label with a distinct European influence. The Company has positioned its Girbaud brand line with a broad assortment of products, styles and fabrications reflecting a contemporary European look. The Company markets a full collection of men's and women's jeanswear and sportswear under the Girbaud brand, including a broad array of bottoms, tops and outerwear. The Company focuses its efforts on the Girbaud brand exclusively which provided all its net sales in 2005, 2004 and 2003.

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

     Net revenue is recognized upon the transfer of title and risk of ownership to customers. Revenue is recorded net of discounts, as well as provisions for estimated returns and allowances. On a seasonal basis, the Company negotiates price adjustments with its retail customers as sales incentives. The Company estimates the cost of such adjustments on an ongoing basis considering historical trends, projected seasonal results and an evaluation of current economic conditions. These costs, which have been recorded as a reduction to net revenue, were $3,710,000, $3,777,000 and $1,920,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

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

Results of Operations

                                              Year Ended December 31,
                                      ----------------------------------------
                                         2005          2004           2003
                                      -----------    ----------    -----------

Net sales                                 100.0%        100.0%         100.0%
Cost of sales                              58.9%         61.5%          68.0%
                                      -----------    ----------    -----------

Gross profit                               41.1%         38.5%          32.0%
                                      -----------    ----------    -----------

Selling expenses                           13.0%         12.9%          14.8%
License fees                                6.1%          6.6%           6.5%
Distribution and shipping expenses          2.6%          2.5%           3.3%
General and administrative expenses        10.3%          9.3%           8.1%
Litigation settlement                       2.2%             --              --
Loss on sale of property                       --             --           0.6%
                                      -----------    ----------    -----------

Operating income (loss)                     6.9%          7.2%         (1.3%)
                                      ===========    ==========    ===========


Year Ended December 31, 2005 Compared to Year Ended December 31, 2004 Net sales and gross profit.

     Net sales increased 3.3% to $83.3 million in 2005 from $80.6 million in 2004. Net sales of the Girbaud men's product line increased $3.5 million, or 5.3%, to $69.3 million, while net sales of the Girbaud women's product line decreased $0.8 million, or 5.4%, to $14.0 million.

     Gross profit increased 10.0% to $34.2 million in 2005 from $31.1 million in 2004. Gross margin, or gross profit as a percentage of net sales, increased to 41.1% from 38.5% over the same period.

     Gross units sold  increased  19.4% to 4.3 million units in 2005 compared to
3.6 million units in 2004. Gross sales (sales before adjustment for returns and allowances) increased 2.8% to $91.1 million in 2005 compared to $88.6 million in 2004. The related gross margins on these sales (unadjusted for returns and allowances) increased $1.6 million to $38.6 million in 2005 from $37.0 million in 2004. Returns and allowances decreased to 8.6% of gross sales in 2005 from 9.0% in 2004 based on the increase in sales during 2005.

     The main contributing factors to the increase in gross sales, gross profit and gross margin were as follows:

     o Unit sales of goods sold at regular prices - Unit sales of goods sold at regular prices (both T-Shirts and Jeans & Tops) remained relatively unchanged at 2.6 million units in 2005 and 2004. Whereas these unit sales volumes of regular priced merchandise remained relatively unchanged, the resulting gross sales and the related gross profit and gross margins were as follows:

               o an 8.1% or $6.0 million decrease to $68.3 million in the sales dollar volume of regular priced merchandise during 2005 (from $74.3 million in 2004);

               o an 8.5% increase to 52.4% in gross profit margins (before adjustments for returns and allowances) during 2005 (from 48.3% in 2004) as a result of the Company raising its initial markups on its products in the second half of 2004, and which, despite the reduced sales dollar volume, resulted in only a slight decrease of 0.3% or $0.1 million to $35.8 million in gross profit during 2005 (from $35.9 million in 2004).

     o Unit sales of goods sold at in-season promotional prices and off-price liquidations - An increase of 70.0% in unit sales of goods sold at in-season promotional prices and off-price liquidations (both T-Shirts and Jeans & Tops) to 1.7 million units in 2005 compared to 1.0 million units in 2004. This was due to the liquidation of unsold inventory as the Company realigned its sales planning and product procurement processes. The Company believes that the restructuring of this aspect of its business is mostly complete and, going forward, expects lower end of season inventory liquidations. The increase in unit volumes of merchandise sold at in-season promotional prices and off-price liquidations translated into resulting gross sales and related gross profit and gross margins as follows:

               o a 60.6% or $8.6 million increase to $22.8 million in the sales dollar volume of goods sold at in-season promotional prices and off-price liquidations (from $14.2 million in 2004);

               o an increase to 12.7% in gross profit margins during 2005 (from 7.7% in 2004) which, coupled with the increased dollar sales volumes of these goods, resulted in an increase of 163.6% or $1.8 million to $2.9 million in gross profit during 2005 (from $1.1 million in 2004).


               Comparison of the relative changes in sales of T-Shirts, on the one hand, and Jeans & Tops on the other, revealed, the following:

     o Gross unit sales of T-Shirts at regular prices (average selling price of $12-$16 per unit) increased to 0.8 million units in 2005 compared to 0.7 million in 2004 and represented a $0.5 million increase in goods sold at regular prices in 2005. The gross margin associated with these sales increased to 55.6% in 2005 compared to 51.8% in 2004 and represented a gross profit increase of $0.7 million in 2005 over 2004.

     o Gross unit sales of Jeans & Tops at regular prices (average selling price of $28-$34 per unit) decreased by 5.3% to 1.8 million units in 2005 compared to 1.9 million units in 2004, and represented a $6.6 million decrease in goods sold at regular prices in 2005 over the sales of those products made at regular prices in 2004. The gross margin associated with these sales increased to 51.8% in 2005 compared to 47.6% in 2004 and represented a decrease in gross profit of 2.7% or $29.3 in 2005 compared to $30.1 million in 2004.

Selling, Distribution, General and Administrative Expenses.

     Operating expenses increased 13.1% to $28.5 million in 2005 from $25.2 million in 2004. As a percentage of net sales, operating expenses increased to 34.2% from 31.3% over the same period. As the result of the settlement of an arbitration proceeding commenced against the Company by a former executive, the Company recorded as operating expense a $1.8 million charge during 2005. The remaining increase in operating expenses resulted primarily from higher selling expenses, higher shipping expenses associated with the increase in units shipped, and an increase in administrative expenses. These increases were partially offset by a decrease in license fees which primarily resulted from the increase in off-price discount sales.

     Selling expenses increased $0.4 million to $10.8 million in 2005 primarily as a result of higher design expenses and commissions. Design expense increased to $3.6 million in 2005 compared to $3.1 million in 2004 primarily as a result of increased personnel costs and sample expense. In 2005, the Company completed the plan it had commenced in 2004 to reorganize its design department for better internal stability. The Company expects its sample expense to return to more reasonable levels in 2006 and future years. Commission expense increased to $2.9 million in 2005 compared to $2.8 million in 2004 as a result of greater net sales. Advertising and promotional related expenses decreased to $1.6 million in 2005 compared to $1.8 million in 2004. The Company is required to spend the greater of an amount equal to 3% of Girbaud net sales or $0.9 million in advertising and related expenses promoting the Girbaud brand products in each year of the terms of the Girbaud agreements. During each of the six years ended December 31, 2005, the amounts of advertising and related expenses incurred by the Company in marketing the Girbaud brand products were less than the amounts required under the agreements. In each of the various amendments to the men's and women's license agreements which were executed in 2002 - 2004, Latitude and the Company confirmed to one another that neither party was in default to the other in the performance of any of the obligations owed by either of them to the other. On March 29, 2006, Latitude also waived the Company's failure to spend the minimum amounts required under the men's and women's license agreements in 2005.

     License fees decreased $0.2 million to $5.1 million in 2005 from $5.3 million in 2004. As a percentage of net sales, license fees decreased to 6.1% in 2005 compared to 6.6% in 2004. The decrease in license fees as a percentage of net sales was primarily due to the increase in product sales of in-season promotional prices and off-price liquidations which generate lower license fees than sales of regular priced merchandise. Distribution and shipping increased $0.2 million to $2.2 million in 2005 from $2.0 million in 2004 as a result of higher shipping expenses associated with the increase in units shipped. General and administrative expenses increased 14.7% to $8.6 million in 2005 from $7.5 million in 2004. The increase was mainly attributable to an increase in provisions provided for bad debt and additional legal expenses associated with the arbitration. The provision for doubtful accounts was $1.0 million in 2005 compared to $0.5 million in 2004. Legal fees were $0.8 million in 2005 compared to $0.4 million in 2004.

Operating Income.

     Operating income remained relatively unchanged at $5.7 million in 2005 compared to $5.8 million in 2004 as the increase in gross profit was offset by the increase in selling, distribution, general and administrative expenses.

Interest Expense.

     Interest expense decreased to $0.4 million in 2005 from $0.7 million in 2004 as a result of decreased borrowings under the Company's revolving credit facility as a result of the Company's ability to finance its operations through internally generated funding.

Income Taxes.

     As of December 31, 2005, the Company had net operating loss carryforwards of approximately $34.7 million, which begin to expire in 2014. In years prior to 2004, no tax benefit was allowed due to the uncertainty of the Company's ability to generate future taxable income at that time. As a result of the income the Company generated in 2005 and 2004, the Company's management reevaluated its net operating losses and the related valuation reserves and has recognized a net income tax benefit of $1.2 million in 2005.

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

     Gross units sold remained relatively unchanged at 3.6 million units in 2004 and 2003. Gross sales (sales before adjustment for returns and allowances) increased 29.3% to $88.6 million in 2004 compared to $68.5 million in 2003. The related gross margins on these sales (unadjusted for returns and allowances) increased $12.5 million to $37.0 million in 2004 from $24.5 million in 2003. Returns and allowances increased to 9.0% of gross sales in 2004 from 6.1% in 2003 as the Company provided more price adjustments to its retail stores in 2004 compared to 2003. The main contributing factors to the increase in gross sales, gross profit and gross margin notwithstanding the comparatively unchanged unit volume of sales were as follows:

     o Increases in the unit and dollar volumes of goods sold at regular prices - An increase of 23.8% in unit sales of goods sold at regular prices (both T-Shirts and Jeans & Tops) to 2.6 million units in 2004 compared to 2.1 million units in 2003. That increase in unit volumes of regular priced merchandise resulted in

               o a 43.2% or $22.4 million increase (from $51.9 million in 2003) in the dollar volume of sales of regular priced merchandise;

               o a 51.5% or $12.2 million increase in gross profit (from $23.7 million in 2003); and

               o a 2.6% increase to 48.3% in gross profit margins (from 45.7% in 2003).

     o Reductions in the unit and dollar volumes of goods sold at in-season promotional prices and off-price liquidations - A decrease of 33.3% in unit sales of goods sold at in-season promotional prices and off-price liquidations (both T-Shirts and Jeans & Tops) to 1.0 million units in 2004 compared to 1.5 million units in 2003. That reduction in unit volumes of merchandise sold at in-season promotional prices and off-price liquidations translated into

               o a 14.5% or $2.4 million decrease (from $16.6 million in 2003) in the dollar volumes of those sales;

               o an 37.5% or $0.3 million increase in gross profit (from $0.8 million in 2003; and

               o a 2.9% increase to 7.7% in gross profit margins (from 4.8% in 2003).

     o A price increase in the second half of 2004. The Company increased the selling prices of all of its merchandise by approximately 5% (on average) during the second half of 2004. This resulted in an increase in sales (which is included in the increase of dollar volume increases discussed above) and in gross profit of approximately $2.2 million in 2004.


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

     o Gross unit sales of Jeans & Tops at regular prices (average selling price of $28-$33 per unit) increased by 35.7% to 1.9 million units in 2004 compared to 1.4 million units in 2003, and represented $20.6 million of the total increase in goods sold at regular prices in 2004 over the sales of those products made at regular prices in 2003. The gross margin associated with these sales increased to 47.6% in 2004 compared to 45.4% in 2003 and represented a gross profit increase of $10.8 million in 2004 over 2003.


Selling, Distribution, General and Administrative Expenses.

     Operating expenses increased 20.0% to $25.2 million in 2004 from $21.0 million in 2003. As a percentage of net sales, operating expenses decreased slightly to 31.3% from 32.7% over the same period. The increase in operating expenses resulted primarily from higher selling expenses and licensing fees associated with higher sales as well as an increase in administrative expenses. Selling expenses increased $0.9 million to $10.4 million in 2004 primarily as a result of higher commissions earned on higher net sales. Commission expense was $2.8 million in 2004 compared to $2.2 million in 2003. Sales salaries increased $0.3 million to $1.2 million in 2004 over 2003. Advertising and promotional related expenses remained relatively unchanged at $1.8 million in 2004 and 2003. License fees increased $1.1 million to $5.3 million in 2004 from $4.2 million in 2003. As a percentage of net sales, license fees remained relatively unchanged at 6.6% compared to 6.5% during the same periods. The increase in license fees was primarily due to the increase in net sales levels resulting in royalty payment obligations in excess of the 2004 minimum guaranteed royalty payments. Distribution and shipping decreased $0.1 million to $2.0 million in 2004 from $2.1 million in 2003. General and administrative expenses increased 44.2% to $7.5 million in 2004 from $5.2 million in 2003. The increase was attributable to an increase in personnel and related costs in 2004. The increase in personnel costs was the result of a $1.0 million increase in salaries associated with the restructuring of the Company's management in 2003 and bonuses paid or accrued of $1.3 million based on the Company's 2004 performance.

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

Liquidity and Capital Resources

     The Company has relied primarily on asset based borrowings, trade credit and internally generated funds to finance its operations. The Company increased its accounts receivable $5.5 million and decreased its inventory $3.0 during 2005. Accounts payable and accrued liabilities decreased $1.3 million during 2005. Cash and cash equivalents held by the Company decreased to $0.9 million at December 31, 2005 compared to $1.0 million at December 31, 2004 while its working capital increased to $13.1 million at December 31, 2005 from $8.6 million at December 31, 2004. A decrease in demand for the Company's products could have a material adverse effect on the Company's working capital.

Cash Flow.

     Cash provided by operations totaled $2.7 million in 2005 compared to $6.2 million in 2004. The decrease in 2005 was due primarily to the increases in accounts receivable plus the decreases in accounts payable and other liabilities (which included pay down of $2.3 million of deferred royalty payments) partially offset by a decrease in inventories. Inventories decreased $3.0 million from December 31, 2004 to December 31, 2005, compared to an increase of $4.5 million from December 31, 2003 to December 31, 2004.

     Cash used in investing activities totaled $1.3 million in 2005 and $1.9 million in 2004 and, for both years, was mainly due to capital improvements associated with the new offices and showrooms in New York. Cash used in financing activities totaled $1.5 million and $4.1 million in 2005 and 2004 respectively. In 2005, cash used in financing activities primarily resulted from the principal payments on long term debt of $1.9 million and revolving line of credit of $0.2 million partially offset by an increase in overdrafts of $0.4 million and cash received on issuance of common stock of $0.2 million.

Credit Facilities

     On December 30, 2004, the Company entered into a three year credit facility (the "Credit Facility") with Wachovia Bank, National Association ("Wachovia"). The Credit Facility provides that the Company may borrow, using as collateral, up to 85% of eligible accounts receivable and a portion of eligible inventory, both as defined by the Credit Facility. Borrowings under the Credit Facility may not exceed $25.0 million including outstanding letters of credit which are limited to $8.0 million at any one time. There were approximately $1.8 million of outstanding letters of credit at December 31, 2005. The Company's availability at December 31, 2005 was approximately $7.8 million. The Credit Facility accords to the Company the right, at its election, to borrow these amounts as either Prime Rate Loans or LIBOR Loans. Prime Rate Loans bear interest at the prime rate plus the applicable margin in effect from time to time. LIBOR Loans are limited to three in total, must be a minimum of $1,000,000 each and in integral multiples of $500,000 in excess of that amount, and bear interest at the LIBOR rate plus the applicable margin in effect from time to time. The applicable margins, as defined by the Credit Facility, fluctuate from 0.00% to 0.75% for the Prime Loans and 2.00% to 2.75% for LIBOR Loans. The applicable margins are inversely affected by fluctuations in the amount of "excess availability" - the unused portion of the amount available under the facility - which are in staggered increments from less then $2.5 million to $7.5 million. The Prime Rate and the LIBOR Rate were 7.00% and 4.82% respectively at December 31, 2005. All the amounts borrowed under the Credit Facility at December 31, 2005 were Prime Rate Loans and the effective rate was 7.25% at that time. Starting in 2005, the Credit Facility also required the Company to comply with certain covenants expressed as fixed charge coverage ratios and tangible liability to net worth ratios. As collateral security for its obligations under the Credit Facility, Isaacs and the LP granted a first priority security interest in all of their respective assets to Wachovia. In January and February 2006, the Company was in violation of the fixed charge coverage ratio covenant of the Credit Facility and has received a waiver from Wachovia for these violations. The Company can not assure its investors with regard to its ability to comply with its covenant obligations under the Credit Facility in the future.


     On May 6, 2002, Textile, an affiliate of Latitude, the licensor of the Company, acquired a note that the Company had issued to a former licensor. On May 21, 2002, Textile exchanged that note for an amended and restated note in the amount of $6,557,909 bearing interest at the rate of 8% per annum, (the "Replacement Note"). The Replacement Note, which subordinated Textile's rights under the note to the rights of the holder of a revolving line of credit in existence prior to the Credit Facility with Wachovia, deferred the original note's principal payments and extended the maturity date of the note until December 31, 2007. In connection with the execution of the Credit Facility, the Replacement Note was further amended and restated to subordinate Textile's rights to the rights of Wachovia under the Credit Facility (the "Amended and Restated Replacement Note" and together with the Replacement Note, the "Textile Notes"). Pursuant to the subordination provisions of the Textile Notes, the Company was obligated to defer the payments that otherwise would have been due thereunder during each calendar quarter commencing with the quarter ended December 31, 2002 and continuing through March 31, 2005. Also, pursuant to the provisions of the Textile Notes, the non-payment and deferral of those payments did not constitute a default thereunder. Pursuant to amendments to the Girbaud Agreements executed in December 2004, the payment of approximately $2.3 million of minimum and additional royalties that otherwise would have been payable in 2004 was deferred, and the payment thereof became due and payable during the 18 month period which commenced in June 2005 (see Note 8 to the audited financial statements appearing elsewhere in this Report). Pursuant to an intercreditor and subordination agreement entered into by Wachovia and Textile in connection with the consummation of the Credit Facility, Textile was permitted to elect to authorize the Company to defer the payment of quarterly amounts that otherwise would have been due and payable under the Amended and Restated Replacement Note and apply such amount in payment of deferred royalties under the licensing agreements. As of June 30, 2005, all 2004 deferred royalty payments were paid in full. The obligations under the Textile Notes have been classified as current or long-term based upon the respective original due dates of the quarterly payments specified in the Replacement Note or the Amended and Restated Replacement Note, as the case may be. Accordingly, each deferred quarterly payment has been classified as current even though the payment thereof may not be made until a future year. As allowed under the Credit Facility, the Company resumed making payments on the Textile Notes in the third quarter of 2005 and made a total of $2,090,000 in principle and interest payments on those notes in 2005.


     Following is a schedule of the current and non-current portion of the Textile Notes' principal and accrued interest payments due as of December 31, 2005:


     Accrued interest and principal payments related to         Accrued             Principal
     the Textile Notes at December 31, 2005:                   Interest             Payments
                                                           ------------------   -----------------
     Deferred note payments                                     $  1,312,134        $  1,427,866
     Principal note payments (current)                                     --           1,465,262
                                                           ------------------   -----------------

              Subtotal current                                     1,312,134           2,893,128
     Principal note payments (non-current)                                 --           1,726,466
                                                           ------------------   -----------------

              Total current & non-current                       $  1,312,134         $ 4,619,594
                                                           ==================   =================


     The Company extends credit to its customers. Accordingly, the Company may have significant risk in collecting accounts receivable from its customers. The Company has credit policies and procedures which it uses to minimize exposure to credit losses. The Company's collection personnel regularly contact customers with receivable balances outstanding beyond 30 days to expedite collection. If these collection efforts are unsuccessful, the Company may discontinue merchandise shipments until the outstanding balance is paid. Ultimately, the Company may engage an outside collection organization to collect past due accounts. Timely contact with customers has been effective in minimizing its credit losses. In 2005 and 2004, the Company's account receivable write-off's were $0.5 million and $0.2 million, respectively, and as a percentage of net sales were 0.8% and 0.3%, respectively.

     The Company had the following contractual obligations and commercial commitments as of December 31, 2005:


Schedule of contractual obligations:


                                                  Payments Due By Period
                     --------------------------------------------------------------------------------
                         Total       Less than 1      1-3 years       4-5 years       After 5 years
                                         year
                     -------------- -------------- --------------- ---------------- -----------------
Revolving line of
 credit              $          --  $          --  $           --  $            --  $             --
Long term debt  (*)      6,238,690      4,420,000       1,818,690               --                --
Operating leases         4,390,641        519,665         929,131          910,353         2,031,492
Employment agreements    2,563,500      1,296,500       1,267,000               --                --
Girbaud license
 obligations             9,388,265      4,888,265       4,500,000               --                --
Girbaud fashion shows      825,000        525,000         300,000               --                --
Girbaud creative &
 advertising fees          410,000        220,000         190,000               --                --
Promotional expense
 license requirement     2,200,000        900,000       1,300,000               --                --
                      -------------  -------------  --------------  ---------------  ----------------
Total contractual
 cash obligations    $  26,016,096  $  12,769,430  $   10,304,821  $       910,353  $      2,031,492
                      =============  =============  ==============  ===============  ================


(*) Includes principal and accrued interest payments due as of December 31, 2005 as well as interest to accrue through the maturity date of the note payable.


Schedule of commercial commitments:
                                        Amount of Commitment Expiration Per Period
                         Total       Less than 1      1-3 years       4-5 years       After 5 years
                                         year
                     -------------- -------------- --------------- ---------------- -----------------
Line of credit  *
 (including letters
 of credit)          $  25,000,000  $  25,000,000  $           --  $            --  $             --
                      -------------  -------------  --------------  ---------------  ----------------

Total commercial
 commitments         $  25,000,000  $  25,000,000  $           --  $            --  $             --
                      =============  =============  ==============  ===============  ================


(*) At December 31, 2005, the Company had no borrowings under the Credit Facility other than outstanding letters of credit of approximately $1.8 million.

     The Company believes that current levels of cash and cash equivalents ($0.9 million at December 31, 2005) together with cash from operations and funds available under its Credit Facility will be sufficient to meet its capital requirements for the next 12 months.

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

Recent Accounting Pronouncements

     In December 2004, the Financial Accounting Standards Board, or FASB, issued Statement No. 123(R), Share-Based Payment, or SFAS 123(R), which is a revision of SFAS 123. SFAS 123(R) requires all share-based payments to employees and directors to be recognized in the financial statements based on their fair values, using prescribed option-pricing models. SFAS 123(R) is effective for public companies for annual periods beginning after June 15, 2005. Accordingly, the Company adopted SFAS 123(R) with effect on January 1, 2006. From and after that date, pro forma disclosure will no longer be an alternative to financial statement recognition. Accordingly, the adoption of SFAS 123(R)'s fair value method may have a significant impact on the Company's results of operations. The impact of adoption of SFAS 123(R) and its approximated impact on prior periods had the Company adopted SFAS 123(R) in prior periods, is further described in the disclosures included in the Summary of Accounting Policies - Stock Options. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.


     In May 2005, The FASB issued Statement No. 154, Accounting Changes and Error Corrections, a Replacement of APB Opinion No. 20 and FASB Statement No. 3, or SFAS 154. SFAS 154, effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, replaces APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 applies to all voluntary changes in accounting principle and also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. SFAS 154 requires retrospective application (the application of a different accounting principle to prior accounting periods as if that principle had always been used) to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The Company does not believe SFAS 154 will have a material effect on its financial statements.



     In May 2005, The FASB released FASB Interpretation No. 47, or FIN 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143. FIN 47 is effective for fiscal years ending after December 15, 2005 and clarifies that the term conditional asset retirement obligation as used in FASB Statement No. 143, Accounting for Asset Retirement
Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Thus, the timing and (or) method of settlement may be conditional on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred, generally upon acquisition, construction, or development and (or) through the normal operation of the asset. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. Statement 143 acknowledges that in some cases, sufficient information may not be available to reasonably estimate the fair value of an asset retirement obligation. This Interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 did not have an effect on the Company's financial statements.


     In February 2006, the FASB issued FASB Statement No. 155, "Accounting for Certain Hybrid Financial Instruments" (SFAS155) , which nullifies and amends various accounting guidance relating to accounting for derivative instruments and securitization transactions. In general, these changes will reduce the operational complexity associated with bifurcating embedded derivatives, and increase the number of beneficial interests in securitization transactions. This statement is effective for all financial instruments acquired or issued after the beginning of our first fiscal year that begins after September 15, 2006. Because we do not have any material derivative instruments or securitization transactions, we believe there will be no material impact on our financial condition, results of operations or cash flows upon adoption.

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

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements of the Company and the report of the independent registered public accounting firm thereon are set forth on pages F-1 through F-22 hereof.


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

     There were no changes in the Company's internal controls over financial reporting during the fourth quarter of 2005 that materially affected, or that were reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

         None.

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     The Board of Directors is currently composed of nine directors. The Company's directors are elected to serve for terms that expire at each annual meeting of stockholders and when their respective successors are duly elected and shall have qualified. The following table sets forth certain information about the Company's current directors:

Peter J. Rizzo                               Mr.  Rizzo has  worked  within  the
Age 53                                       apparel industry during the past 27
Chief Executive Officer of the Company       years.   He  became  the  Company's
Director since February 2004                 Chief    Executive    Officer    in
                                             December,  2003,  and was appointed
                                             to  the  Board  in  February  2004.
                                             During  the  two  years   prior  to
                                             joining the Company,  Mr. Rizzo was
                                             a consultant  to the Neiman  Marcus
                                             Group.  He was  President  and Vice
                                             Chairman of Bergdorf  Goodman  from
                                             1999 to 2002.  From  1997 to 1999 ,
                                             he  served  as  President  of  Polo
                                             Retail at Polo Ralph  Lauren.  From
                                             1978 to 1997, he was Executive Vice
                                             President   and  Head  Merchant  of
                                             Barneys New York.

Olivier Bachellerie                          Mr.  Bachellerie  has served  since
Age: 45                                      1997  as  President   and  Director
Director since 2002                          General   of   GI   Promotion   and
President and Director General of GI         Cravatatakiller    S.A.,   and   as
   Promotion and Cravatatakiller S.A.        President  of Fashion  Services  of
                                             America,  Inc.,  each of  which  is
                                             beneficially   owned   by   Marithe
                                             Bachellerie  and Francois  Girbaud.
                                             Mr.   Bachellerie  is  the  son  of
                                             Marithe  Bachellerie,  who together
                                             with Mr.  Girbaud,  indirectly  own
                                             and   possess  the  right  to  vote
                                             approximately  38% of the Company's
                                             outstanding shares of common stock.

Rene Faltz                                   Mr. Faltz has  practiced law in the
Age: 52                                      Grand  Duchy  of  Luxembourg  since
Director since 2002                          1976.  He  has  been  with  Cabinet
Senior Partner, Cabinet D'Avocats            D'Avocats  Rene Faltz  since  March
Rene Faltz                                   2000  after  leaving  the  firm  of
                                             Faltz & Kremer. Mr. Faltz is one of
                                             the  Managing   Directors  of,  and
                                             serves  as  counsel   to,   several
                                             companies  that,  since 2002,  have
                                             been beneficially  owned by Marithe
                                             Bachellerie and Francois Girbaud in
                                             connection   with  the  conduct  of
                                             their   business    activities   as
                                             designers and marketers of clothing
                                             and other items bearing the various
                                             Girbaud trademarks.

Neal J. Fox                                  Mr. Fox has held senior  management
Age: 71                                      positions    at   Neiman    Marcus,
Director since 1998                          Bergdorf  Goodman  and  I.  Magnin.
Consultant                                   From 1983 to 1988,  he was employed
                                             by  Garfinkel's,  Raleigh & Co., or
                                             its  predecessor,  most recently as
                                             Chairman   and   Chief    Executive
                                             Officer,  and was also a  principal
                                             shareholder  of that company.  From
                                             1989  through  March 1999,  Mr. Fox
                                             served as the  President  and Chief
                                             Executive   Officer  of  Sulka,  an
                                             international menswear retailer. In
                                             1999,    Mr.   Fox    founded   NJF
                                             Associates,     Incorporated,     a
                                             consulting  firm   specializing  in
                                             brand   management   and   business
                                             development    for   the   apparel,
                                             accessories    and   luxury   goods
                                             industries.  Mr.  Fox  served  as a
                                             director of Today's  Man, a 30 unit
                                             menswear retailer.  In March, 2003,
                                             Today's Man filed a petition  under
                                             Chapter  11 of  the  US  Bankruptcy
                                             Code.


 Francois Girbaud                            Mr.  Girbaud,   an  internationally
 Age: 61                                     renowned  designer and manufacturer
 Director since 2004                         of   clothing,   and   licensor  of
                                             clothing designs and trademarks for
                                             more than 25 years,  became  one of
                                             the Company's  directors in October
                                             2004  Pursuant to  agreements  that
                                             the  Company  has  with   companies
                                             co-owned  directly or indirectly by
                                             Mr.     Girbaud     and     Marithe
                                             Bachellerie,  the Company  licenses
                                             the Girbaud  trademarks and designs
                                             for use in the manufacture and sale
                                             of  various  items of  clothing  in
                                             North America.

 Jon Hechler                                 Mr.  Hechler was employed by Ira J.
 Age: 53                                     Hechler    and    Associates,    an
 Director since 1984                         investment  company,  from  1980 to
 President, T. Eliot, Inc.                   1999.  He is President of T. Eliot,
                                             Inc.,   manufacturer  of  the  Sani
                                             Seat(R)    hygienic   toilet   seat
                                             system.

 Robert Stephen Stec                         Mr.  Stec was a Division  President
 Age: 51                                     of  VF  Corporation  and  had  sole
 Director since 2002                         responsibility   for  VF's  Girbaud
 Chairman and Chief Executive Officer of     division in the United  States from
    Lexington Home Brands                    1989  through  1993.  From  1996 to
                                             1998,  he  served as  President  of
                                             London  Fog  Industries,   Inc.,  a
                                             leading  manufacturer  and marketer
                                             of branded  outerwear.  During 1997
                                             and  1998,  Mr.  Stec  served  as a
                                             part-time   consultant  to  Girbaud
                                             Design,  Inc.  and  certain  of its
                                             affiliates.   In  1999,   Mr.  Stec
                                             served  as a  consultant  to London
                                             Fog for  several  months.  Mr. Stec
                                             has been  employed as President and
                                             Chief    Executive    Officer    of
                                             Lexington  Home  Brands,  a leading
                                             branded     marketer     of    home
                                             furnishings, since 1999.

 John McCoy II                               Mr.  McCoy has  worked  within  the
 Age: 59                                     apparel industry during the past 38
 Director since 2005                         years.  In 1970,  he began  working
 President of Components by John McCoy, Inc. for    Pierre     Cardin's    sales
                                             operations and held the position of
                                             Executive Vice  President--Clothing
                                             when  he left  that firm in 1977 to
                                             found  Fitzgerald by John McCoy,  a
                                             US  manufacturer of European styled
                                             clothing.   In  1985,   Mr.   McCoy
                                             founded  Components  by John McCoy,
                                             Inc.,    a     manufacturer     and
                                             distributor   of  luxury   clothing
                                             brands,   including   Gran   Sasso,
                                             Mason's,   Coast,  Moncler,   Lenor
                                             Romano and Alfred Dunhill.

     Principal Executive Officers of the Company Who Are Not Also Directors

         The following table sets forth the names and ages of the Company's principal executive officers who are not directors. The table also provides a description of the positions of employment held by each of such executives for at least the past five years.

 Jesse de la Rama                            Mr. de la Rama began his employment
 Age: 51                                     with the  Company  in March 2004 as
 Chief Operating Officer of the Company      Vice   President   of   Merchandise
                                             Planning and Retail Development. In
                                             December  2004, he began serving as
                                             the   Company's   Chief   Operating
                                             Officer.  Mr. de la Rama engaged in
                                             business  during  the  period  from
                                             1997  through  February  2004  as a
                                             consultant  to the  fashion  retail
                                             industry    and   other    clients,
                                             including   Calvin   Klein,   Inc.,
                                             Lambertson/Truex   and   Sotheby's,
                                             Inc.,   as  president  of  his  own
                                             company,  Jesse  de la  Rama,  Inc.
                                             Between 1994 and October 1997,  Mr.
                                             de  la   Rama   was   Senior   Vice
                                             President  -  Retail  of  Bally  of
                                             Switzerland.   Between   1979   and
                                             September  1994, he was employed by
                                             Barney's  New  York and  served  in
                                             various    executive    capacities,
                                             including  Vice  President - Outlet
                                             Division and Warehouse  Sales (1992
                                             -  1994)  and  Vice   President   -
                                             Merchandise Planning (1983 - 1992).

 Gregg A. Holst                              Mr. Holst began his employment with
 Age: 47                                     the Company in December 2005. Prior
 Executive Vice President and Chief          to   the    commencement   of   his
 Financial Officer                           employment by  Registrant's  wholly
                                             owned  subsidiary,   I.C.  Iaacs  &
                                             Company LP (the  "LP"),  Mr.  Holst
                                             served (from 2003 - December  2005)
                                             as  Chief  Financial  Officer,  The
                                             Americas, for BBDO Worldwide,  Inc.
                                             During 2000 - 2002,  Mr.  Holst was
                                             Executive Vice  President,  Finance
                                             for the Warnaco  Group,  Inc.  From
                                             1992  to  2000,   Mr.   Holst  held
                                             several finance  positions with the
                                             General  Electric company and prior
                                             to 1992 he was  employed in the New
                                             York  office of Arthur  Andersen  &
                                             Co. Mr. Holst is a certified public
                                             accountant.


Directors' Compensation

     Directors who are employed by the Company or any of its subsidiaries receive no compensation for serving on the Board of Directors. Directors who are not so employed (the "Outside Directors") receive an annual retainer fee of $10,000 for their services and attendance fees of $750 per Board or committee meeting attended. The Chairman of the Audit Committee receives an additional $10,000 for the services he renders in that capacity. All directors are reimbursed for expenses incurred in connection with attendance at Board or committee meetings. In addition, members of the Board of Directors are eligible to participate in the Company's Amended and Restated Omnibus Stock Plan (the "Plan"). In 2002, Outside Directors were awarded non-qualified stock options to purchase an aggregate of 210,000 shares of common stock at an exercise price of $0.58 per share. Those options vested in December 2004. Also, members of the Board of Directors who are not employees are eligible to participate in the Non-Employee Directors Stock Option Plan (the "Directors Plan"). Options to purchase 120,000 shares of common stock at an exercise price of $5.60 per share were granted and fully vested under the Directors Plan during 2005.

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

     The members of the Audit Committee are Neal J. Fox (Chairman), Jon Hechler and Robert Stec.

     The Audit Committee assists the Board of Directors in its general oversight of the Company's financial reporting, internal controls and audit functions. During 2005, the Audit Committee held eight meetings. The Board of Directors has determined that the Neal J. Fox, the Chairman of the Audit Committee, is an "audit committee financial expert," as such term is defined under applicable SEC regulations.

     The members of the Compensation Committee are Messrs. Hechler (Chairman), Fox and Stec.

     The Compensation Committee administers the Plan, including the review and grant of stock options to officers and other employees under the Plan. The Compensation Committee also reviews and approves various other company compensation policies and matters, and reviews and approves salaries and other matters relating to compensation of the executive officers of the company. The Compensation Committee held eight meetings during 2005.

     The members of the Nominating Committee are Messrs. Stec (Chairman), Fox and Hechler. The Nominating Committee held four meetings in 2005.

     The Board of Directors held three meetings during 2005. Each director is expected to attend each meeting of the Board and the committees on which he serves. In addition to meetings, the Board and its committees review and act upon matters through written consent procedures.

      Employment Contracts, Termination of Employment And Change In Control
                                  Arrangements

Peter J. Rizzo
--------------

     Peter J. Rizzo, the Company's Chief Executive Officer, is employed by the LP, pursuant to an employment agreement dated December 9, 2003, which was amended on October 19, 2004. That agreement, as amended, provides:

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

Jesse de la Rama
----------------

Jesse de la Rama, the Company's Chief Operating Officer, is employed by the LP, pursuant to an employment agreement dated March 1, 2004, which was amended on August 1, 2005. That agreement, as amended, provides:

     o for an initial term that will end on February 28, 2006, and for automatic one year renewals of the agreement unless either party gives notice of its non-renewal not later than December 31, 2005 or December 31 of the then current renewal year;

     o for payment of an annual base salary of $275,000, and incentive compensation provisions that are based upon the achievement of pre-determined earnings, cash flow and inventory turns targets;

     o for the issuance under the Plan of a five year option to purchase 25,000 shares of common stock at an exercise price of $.86 per share which shall vest ratably on March 1, 2005, 2006 and 2007;

     o for the issuance under the Plan of a ten year option to purchase 75,000 shares of common stock at an exercise price of $6.00 per share which shall vest ratably on February 10, 2006, 2007 and 2008;

     o that, in the event that Mr. de la Rama's employment is terminated without cause, he shall receive severance payments ranging between three and 12 months salary depending on the length of his employment at the time of termination.

     The maximum amount of incentive compensation that Mr. de la Rama may earn in 2005 and any renewal year is $175,000.

Gregg A. Holst
--------------

Gregg A. Holst, the Company's Chief Financial Officer, is employed by the LP, pursuant to an employment agreement dated December 19, 2005. That agreement provides:

     o for an initial term that will end on December 31, 2008, and for automatic one year renewals of the agreement unless either party gives notice of its non-renewal not later than June 30, 2008 or June 30 of the then current renewal year;

     o for payment of an annual base salary of $275,000, a signing bonus of $50,000 payable in 2006 and incentive compensation provisions, subject to a guaranteed annual minimum of $96,250, that are based upon the achievement of pre-determined earnings, cash flow and inventory turns targets;

     o for the issuance under the Plan of a five year option to purchase 100,000 shares of common stock at an exercise price of $4.40 per share which shall vest ratably on December 27, 2006, 2007 and 2008;

     o that, in the event that Mr. Holst's employment is terminated without cause, he shall receive severance payments ranging between three and 12 months salary depending on the length of his employment at the time of termination.

     The maximum amount of incentive compensation that Mr. Holst may earn in 2006 and any renewal year is $192,500.

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

     In December, 2005, Mr. Wielepski retired after 32 years of service with the Company.

Compliance with Section 16(a) of the Exchange Act

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers, directors and persons who beneficially own more than 10% of the Company's common stock to file initial reports of ownership and reports of changes in ownership with the SEC. Such persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms filed by such persons. Based solely on the Company's review of the forms furnished to it, the Company believes that all of those filing requirements were complied with by the Company's executive officers, directors and holders of 10% or more of its common stock during 2005, except as follows:

     On May 4, 2005, Wurzburg filed an amendment to its initial filing on SEC Form 3 to disclose that it had inadvertently failed to disclose that it had purchased 82,500 shares of common stock on February 2, 2000.

     Although the conversion by Wurzburg of 3,300,000 shares of the Company's Series A Convertible Preferred Stock into an equal number of shares of common stock had been previously disclosed in the Company's Reports on Form 10-K and in its definitive proxy statements, due to an oversight, such conversion was not disclosed in any Form 4 or Form 5 filing made by Wurzburg until May 4, 2005.

     Although the issuance on September 18, 2002 to Textile of two common stock purchase warrants entitling it to purchase an aggregate of 500,000 shares of common stock had been previously disclosed in the Company's Reports on Form 10-K and in its definitive proxy statements, due to an oversight, such conversion was not disclosed in any Form 4 or Form 5 filing made by Wurzburg until May 4, 2005.

Codes of Ethics

     The Company has adopted a Code of Ethics for Senior Financial Executives that applies to every employee or officer who holds the office of principal executive officer, principal financial officer, principal accounting officer, treasurer or controller, or any person performing similar functions. The Company also has adopted a Code of Ethics and Business Conduct that applies to each officer, director and employee of the Company and each of its subsidiaries. A copy of each of those codes will be provided by the Company without charge to any person requesting same. All such requests should be sent by first class mail to I.C. Isaacs & Company, Inc., 3840 Bank Street, Baltimore, Maryland 21224, Attention - Investor Relations Department.

ITEM 11.          EXECUTIVE COMPENSATION

     The following table sets forth certain information regarding the compensation paid during each of the Company's last three fiscal years to its Chief Executive Officer and to each of its executive officers other than the Chief Executive Officer whose total annual salary and bonus amounted to more than $100,000 and who (except for Mr. Wielepski) were serving as executive officers at the end of 2005 (collectively, the "Named Executive Officers"). No compensation that would qualify as payouts pursuant to long-term incentive plans ("LTIP Payouts") or "All Other Compensation" was paid to any of the Named Executive Officers during the three year period ended on December 31, 2005, and the Company did not issue any SARs during that period of time.


                           Summary Compensation Table

                                                                                                       Long Term Compensation
                                                              Annual Compensation (1)                          Awards
                                                   ----------------------------------------------   -----------------------------
                                                                                     Other Annual    Restricted      Securities
                                                                                     Compensation       Stock        Underlying
           Name and Principal Position               Year       Salary($)  Bonus($)       ($)        Awards ($)     Options (#)
-------------------------------------------------- ---------   ----------- --------- ------------   -------------  --------------
Peter J. Rizzo, CEO                                    2005       497,307   350,000      151,575 (3)     --             --
                                                       2004       490,761     --         --              --              100,000
                                                       2003 (2)    28,846     --         --              --              500,000
Jesse De La Rama, Sr. VP and COO                       2005       250,000    54,858      --              --               75,000
                                                       2004 (5)   136,694     --         --              --               25,000
Gregg A. Holst, Sr. VP and CFO                         2005 (6)    --         --         --              --              100,000
Eugene C. Wielepski, Vice President                    2005       200,000    40,000      181,504 (3)     --             --
                                                       2004       181,393     --         --              --             --
                                                       2003       184,571     --         --              --             --
Daniel  J. Gladstone, Acting CEO (2003), Former
 President--Girbaud Division (2002 and 2004)           2005 (7)   114,400     --         --              --             --
                                                       2004       340,922   100,000      339,896 (3)     --             --
                                                       2003       357,091   207,895      --              --             --
                                                       2005        --         --         727,013 (8)     --             --
Robert J. Conologue, Former COO and CFO                2004 (4)   315,757    40,000      625,342 (3)     --             --
                                                       2003       273,828     --         --              --              375,000

--------------

(1) The LP also provided various perquisites and other benefits that did not exceed the lesser of $50,000 or 10% of the aggregate amounts reflected in the salary and bonus columns for each of the Named Executive Officers.
(2) Mr. Rizzo was only employed for a period of 23 days (from December 9-December 31) in 2003.
(3)  Compensation resulting from exercise of Plan Option.
(4) Mr. Conologue's employment was terminated without cause on November 29, 2004.
(5)  Mr. de la Rama started his employment on March 1, 2004.
(6)  Mr. Holst started his employment on December 27, 2005.
(7)  Mr. Gladstone's employment was terminated in April 2005.
(8) Other Annual Compensation resulted from the exercise of Plan Options ($251,243) and severance paid in 2005 ($475,770).

                      Option/SAR Grants in Last Fiscal Year

     The Company did not grant any SARs to any of the Named Executive Officers during the year ended December 31, 2005. The following table sets forth information regarding grants of options made by the company to the Named Executive Officers during 2005.



                                  Individual Grants                Potential Realizable
                    ---------------------------------------------    Value at Assumed
                     Number of  Percent of                         Annual Rates of Stock
                    Securities     Total    Exercise                 Appreciation for
                    Underlying    Options    Price                    Option Term(1)
                     Options    Granted to    Per     Expiration  -----------------------
       Name           Granted    Employees   Share       Date         5%         10%
------------------- ----------- ----------- -------- ------------ ---------- ------------
Jesse De La Rama        75,000          38%   $6.00     02-15-15  $ 283,000  $   717,200
Gregg A. Holst         100,000          51%   $4.40     12-27-10  $ 276,700  $   701,200

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

             Aggregated Option/SAR Exercises In Last Fiscal Year And
                        Fiscal Year-End Option/SAR Values

     The following table sets forth information concerning the number and value of unexercised options to purchase the Company's common stock held on December 31, 2005 by the Named Executive Officers.


                                                               Number of Securities
                                                              Underlying Unexercised       Value of Unexercised
                                  Shares                            Options at           In-the-Money Options at
                               Acquired on       Value            Fiscal Year-End            Fiscal Year-End
             Name                Exercise       Realized     Exercisable/Unexercisable   Exercisable/Unexercisable
             ----                --------       --------     -------------------------   -------------------------
 Peter J. Rizzo..............     21,500        $151,575           311,834/266,666          $1,135,100/$755,700
 Jesse De La Rama............       --              --                  8,333/91,667              $31,000/$62,000
 Gregg A. Holst..............       --              --                     0/100,000                    $0/18,900
 Eugene Wielepski............     44,500        $181,504                 --                          --
 Robert J. Conologue.........     43,000        $251,243                 --                          --

                          Defined Benefit Pension Plan

     The Company maintains a defined benefit pension plan (the "Pension Plan") for its employees, and the employees of its subsidiaries. The normal retirement benefit, payable at age 65, is 20.0% of base compensation up to $10,000 plus 39.5% of base compensation over $10,000 and up to a maximum of $75,000, prorated for service less than 30 years. A reduced benefit is also payable on early retirement, after attainment of age 55 and completion of 15 years of service. The Pension Plan also provides disability retirement and death benefits. The Company pays the full cost of the benefits under the Pension Plan through its contributions to a trust. The Company's cash contributions to the Pension Plan during the year ended December 31, 2005 aggregated approximately $315,000.

     The Pension Plan Table below provides the estimated annual benefits payable under the Pension Plan upon retirement in specified compensation and years of service classifications:


                                                            Years of Service
                                         -------------------------------------------------------
                   Remuneration             15         20         25         30          35
                   ------------             --         --         --         --          --
     $100,000..........................   $ 13,838   $ 18,451  $  23,063   $ 27,676   $  27,676
      125,000..........................     13,838     18,451     23,063     27,676      27,676
      150,000..........................     13,838     18,451     23,063     27,676      27,676
      175,000..........................     13,838     18,451     23,063     27,676      27,676
      200,000..........................     13,838     18,451     23,063     27,676      27,676
      225,000..........................     13,838     18,451     23,063     27,676      27,676
      250,000..........................     13,838     18,451     23,063     27,676      27,676
      300,000..........................     13,838     18,451     23,063     27,676      27,676
      400,000..........................     13,838     18,451     23,063     27,676      27,676
      450,000..........................     13,838     18,451     23,063     27,676      27,676
      500,000..........................     13,838     18,451     23,063     27,676      27,676


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

     The estimated credited years of service for each of the Named Executive Officers as of January 1, 2005 were as follows:

                                                           Estimated
                                                            Credited
                                 Name                   Years of Service
       Peter J. Rizzo...............................           2
       Jesse De La Rama.............................           2
       Gregg A. Holst...............................           --
       Eugene Wielepski.............................          32
       Daniel J. Gladstone..........................           6

       Securities Authorized For Issuance Under Equity Compensation Plans


                                                                                                       Number of
                                                      Number of securities     Weighted average        securities
                                                        to be issued upon     exercise price of        remaining
                                                           exercise of           outstanding            available
                                                      outstanding options,    options, warrants       for future
                   Plan Category                       warrants and rights        and rights            issuance
----------------------------------------------------  ---------------------  --------------------  ------------------
Equity compensation plans approved by security
 holders  (Omnibus Stock Option Plan)                            1,174,167                 $1.96             370,400
Equity compensation plans approved by security
 holders  (Directors Stock Option Plan)                            120,000                 $5.60             330,000
Equity compensation plans not approved by security
 holders                                                                 0                   N/A                 N/A
Totals                                                           1,294,167                 $2.30             700,400


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

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Set forth below is information concerning the common stock ownership as of March 28, 2006 by (i) each person who the Company knows owns beneficially 5% or more of its outstanding common stock, (ii) the Company's Chief Executive Officer and each of its other "Named Executive Officers," (iii) each director, and (iv) all of the Company's directors and officers as a group:

Name and Address of Beneficial Owner (1)               Shares Beneficially Owned
------------------------------------                 ---------------------------
                                                       Number         Percent(2)
                                                       ------         -------

Wurzburg Holding S.A. (3).....................        4,549,167  (4)      37.9 %
Peter J. Rizzo................................          311,834  (5)       2.5
Jesse de la Rama..............................           41,666  (6)       *
Gregg A. Holst ...............................                -            *
Francois Girbaud (7)                                  4,564,167  (8)      38.0
Olivier Bachellerie (9).......................           45,000  (10)      *
Rene Faltz (11)...............................           45,000  (10)      *
Neal J. Fox...................................           67,000  (12)      *
Jon Hechler...................................          226,091  (13)      1.9
Robert Stephen Stec (14)......................           45,000  (10)      *
John McCoy II (15)............................           15,000  (16)      *
All Officers and Directors as a Group (of 10)         5,360,758  (17)     42.4

Mr. Girbaud, Ms. Bachellerie, together with Wurzburg, Latitude and the various companies that they directly and indirectly control, are collectively referred to as the "Girbaud Group."

-----------------
*    Less than one percent

(1) All shares are owned beneficially and of record unless indicated otherwise. Unless otherwise noted, the address of each stockholder is c/o the company, 3840 Bank Street, Baltimore, Maryland 21224.

(2) Based upon 11,996,485 shares outstanding on the date of this report, plus, where applicable, any shares issuable pursuant to options or warrants exercisable within 60 days of such date.

(3)  The  address  of  this  stockholder  is  41,  Avenue  de  la  Gare,  L-1611
     Luxembourg.

(4) Includes 3,966,667 shares owned beneficially and of record by this stockholder's wholly owned subsidiary, Textile Investment International, S.A..

(5) Includes 311,834 shares that Mr. Rizzo may acquire pursuant to an option exercisable by him within 60 days of the date of this report.

(6) Includes 41,666 shares that Mr. de la Rama may acquire pursuant to an option exercisable by him within 60 days of the date of this report.

(7)  Mr. Girbaud's address is 8 Rue Du Centre Vevey, Switzerland.

(8) Includes all of the shares owned or controlled by Wurzburg, as to which Mr. Girbaud, as a controlling shareholder thereof, is deemed to possess all rights regarding the voting and disposition thereof. Also includes 15,000 shares that Mr. Girbaud may acquire pursuant to an option exercisable by him within 60 days of the date of this report.

(9)  Mr. Bachellerie's address is 15 Rue Louis Blanc, 75010 Paris, France.

(10) Includes 45,000 shares that this person may acquire pursuant to an option exercisable by him within 60 days of the date of this report.

(11) Mr. Faltz's address is 41 Avenue de la Gare, Luxembourg, L-1611, Grand Duchy of Luxembourg.

(12) Includes 67,000 shares that Mr. Fox may acquire pursuant to options exercisable by him within 60 days of the date of this report.

(13) Includes 52,000 shares that Mr. Hechler may acquire pursuant to options exercisable by him within 60 days of the date of this report.

(14) Mr. Stec's address is c/o Lexington Home Brands, 411 South Salisbury Street, Lexington, NC.

(15) Mr. McCoy's address is c/o Components by John McCoy, Inc., 21 West 55th Street, New York, NY

(16) Includes 15,000 shares that Mr. McCoy may acquire pursuant to an option exercisable by him within 60 days of the date of this report

(17) Includes 637,500 shares that may be acquired by Messrs. Rizzo, de la Rama, Bachellerie, Falz, Fox, Girbaud, Hechler, McCoy and Stec pursuant to options exercisable by them within 60 days of the date of this report.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In November 1997, the Company entered into Girbaud Men's Agreement with Girbaud Design, Inc. and its affiliate, Wurzburg, both of which are companies wholly owned, directly or indirectly, by Francois Girbaud and Marithe
Bachellerie. The Girbaud Men's Agreement granted to the Company the right to manufacture and market men's jeanswear, casualwear and outwear under the Girbaud Marks in all channels of distribution in the United States, including Puerto Rico and the U.S. Virgin Islands. In January and March 1998, the Girbaud Men's Agreement was amended and restated to name Latitude another member of the Girbaud Group(1) of companies, as the licensor and to include active influenced sportswear as a licensed product category. Also in March 1998, the Company entered into Girbaud Women's Agreement with Latitude to manufacture and market women's jeanswear, casualwear and outerwear, including active influenced sportswear, under the Girbaud Marks in all channels of distribution in the United States including Puerto Rico and the U.S. Virgin Islands. The Girbaud Agreements, as amended, include the right to manufacture the licensed products in a number of foreign countries through 2007.

     Under the Girbaud Men's Agreement, the Company is required to make payments to Latitude in an amount equal to 6.25% of its net sales of regular license merchandise and 3.0% in the case of certain irregular and closeout licensed merchandise. Except as noted below, the Company is subject to guaranteed minimum annual royalty payments of $3.0 million each year from 2002 through 2007. The Company is required to spend the greater of an amount equal to 3% of Girbaud men's net sales or $500,000 ( increased by $200,000 in 2007, 2008 and 2009) in advertising and related expenses promoting the men's Girbaud brand products in each year through the term of the Girbaud Men's Agreement. During 2005, the Company made royalty payments under the Girbaud Men's Agreement aggregating approximately $4,931,577 ($1,580,523 of which related to royalty payments that were due in 2004 but deferred until 2005).

     Under the Girbaud Women's Agreement the Company is required to make payments to Latitude in an amount equal to 6.25% of its net sales of regular licensed merchandise and 3.0% in the case of certain irregular and closeout licensed merchandise. Except as noted below, the Company is subject to guaranteed minimum annual royalty payments of $1.5 million each year from 2002 through 2007. The Company is required to spend the greater of an amount equal to 3% of Girbaud women's net sales of $400,000 (increased by $200,000 in 2007, 2008 and 2009) in advertising and related expenses promoting the women's Girbaud brand products in each year through the term of the Girbaud Women's Agreement. In addition, over the term of the Girbaud Women's Agreement the Company is required to contribute $190,000 per year to Latitude's advertising and promotional expenditures for the Girbaud brand. During 2005, the Company made royalty payments to under the Girbaud Women's Agreement aggregating $2,125,000 ($750,000 of which related to royalty payments that were due in 2004 but deferred until 2005).


     During each of the six years ended December 31, 2005, the amounts of advertising and related expenses incurred by the Company in marketing the Girbaud brand products were less than the amounts required under the agreements. In each of the various amendments to the men's and women's license agreements which were executed in 2002 - 2004, Latitude and the Company confirmed to one another that neither party was in default to the other in the performance of any of the obligations owed by either of them to the other. On March 29, 2006, Latitude also waived the Company's failure to spend the minimum amounts required under the men's and women's license agreements in 2005.

     The Company is obligated to pay a minimum of $6.5 million during 2006 in the form of minimum royalty payments, fashion show and advertising and promotional expenses pursuant to the Girbaud Agreements. In 2006, the Company expects that substantially all of its net sales will come from apparel associated with the Girbaud licenses.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

     The following table shows the fees that the Company paid or accrued for the audit and other services provided by BDO Seidman, LLP in 2005 and 2004.

                                                   Years Ended
                                                  December 31,
                                            --------------------------
                                            --------------------------
                                               2005          2004
                                               ----          ----
       Audit Fees(1)......................   $  370,800    $  249,000
       Audit-related fees(2)..............       46,300        51,566
       Tax Fees...........................       21,500        15,500
                                            ------------  ------------
                                            ------------  ------------
            Total.........................   $  438,600    $  316,066
                                            ============  ============
--------------

(1) Includes the audit of the Company's consolidated financial statements and quarterly reviews of its financial statements and related filings on SEC Forms 10-K and 10-Q.

(2) Includes consultation regarding accounting and reporting matters, an audit of the Company's employee benefit plan, and the Company's preparation of registration statements on SEC Forms S-2.


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

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)1. Financial Statements. The following financial statements, related notes and the Report of Independent Certified Public Accountants, are included in response to Item 8 hereof:

                   Index to Consolidated Financial Statements

                                                                                       Page
                                                                                       ----
Report of Independent Registered Public Accounting Firm                                F-1
Consolidated Balance Sheets at December 31, 2005 and 2004                              F-2
Consolidated Statements of Operations for the years ended December 31, 2005,
2004 and 2003                                                                          F-3
Consolidated Statements of Stockholders' Equity for the years ended December
31, 2005, 2004 and 2003                                                                F-4
Consolidated Statements of Cash Flows for the years ended December 31, 2005,
2004 and 2003.....                                                                     F-5
Summary of Accounting Policies                                                      F-6 to F10
Notes to Consolidated Financial Statements                                         F-11 to F21

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

(a)3. Exhibits (numbered in accordance with Item 601 of Regulation S-K). The following is a list of Exhibits filed herewith:


Exhibit No.                              Description

3.01 Amended and Restated Certificate of Incorporation (a copy of which was filed with the Commission on October 3, 1997 as Exhibit
               3.01 to the Company's Registration Statement on Form S-1 (the "S-1 Registration Statement"), and is hereby incorporated herein by this reference).

3.02 Amended and Restated By-laws (a copy of which was filed as Exhibit 3.02 to the S-1 Registration Statement, and is hereby incorporated herein by this reference).

3.03 Certificate of Designation of the Series A Convertible Preferred Stock of the Company (a copy of which was filed with the Commission on November 15, 1999 as Exhibit 3.03 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, and is hereby incorporated herein by this reference).

3.04 Certificate of Amendment to the Certificate of Designation of the Series A Convertible Preferred Stock of the Company (a copy of which was filed with the Commission on April 2, 2001 as Exhibit
               3.04 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, and is hereby incorporated herein by this reference).

3.05 Second Certificate of Amendment to the Certificate of Designation of the Series A Convertible Preferred Stock of the Company (a copy of which was filed with the Commission on November 14, 2002 as Exhibit 3.05 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (the "September 2002 10-Q"), and is hereby incorporated herein by this reference).

3.06 Certificate of Amendment of Amended and Restated Certificate of Incorporation (a copy of which was filed with the Commission on August 14, 2003 as Exhibit 3.06 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (the "June 2003 10-Q"), and is hereby incorporated herein by this reference).

4.01 Specimen Common Stock Certificate (a copy of which was filed with the Commission on October 3, 1997 as Exhibit 4.01 to the Company's Registration Statement on Form S-1 (the "S-1 Registration Statement"), and is hereby incorporated herein by this reference).

4.02 Warrant No. 1 issued by the Company to Textile Investment International S.A. ("Textile") for the purchase of 300,000 shares of Common Stock (a copy of which was filed with the Commission on November 14, 2002 as Exhibit 4.02 to the September 2002 10-Q, and is hereby incorporated herein by this reference).

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

4.05 2005 Non-Employee Directors Stock Option Plan (a copy of which was filed with the Commission on August 10, 2005 as Exhibit 4.05 to Amendment No. 1 to the Company's Registration Statement on Form S-2 (the "S-2 Amendment"), and is hereby incorporated herein by this reference).

10.01 Form of Indemnification Agreement (a copy of which was filed as Exhibit 10.09 to the S-1 Registration Statement, and is hereby incorporated herein by this reference).

10.02 Girbaud Trademark License and Technical Assistance Agreement dated November 1, 1997 (a copy of which was filed with the Commission on November 26, 1997 as Exhibit 10.26 to Amendment No. 2 to the S-1 Registration Statement ("S-1 Amendment 2"), and is hereby incorporated herein by this reference).

10.03          Defined  Benefit  Pension Plan (a copy of which was filed with as
               Exhibit   10.27(a)  to  S-1   Amendment  No.  2,  and  is  hereby
               incorporated herein by this reference).

10.04 First Amendment to Defined Benefit Pension Plan (a copy of which was filed as Exhibit 10.27(b) to S-1 Amendment 2, and is hereby incorporated herein by this reference).

10.05 Girbaud Trademark License and Technical Assistance Agreement dated January 15, 1998 (a copy of which was filed with the Commission on March 27, 1998 as Exhibit 10.26(a) to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (the "1997 10-K"), and is hereby incorporated herein by this reference).

10.06 Girbaud Trademark License and Technical Assistance Agreement for Women's Collection dated March 4, 1998 (a copy of which was filed as Exhibit 10.26(b) to the 1997 10-K, and is hereby incorporated herein by this reference).

10.07 Amendment No. 1 dated June 18, 1998 to Girbaud Trademark and Technical Assistance Agreement for Women's Collection (a copy of which was filed with the Commission on August 12, 1998 as Exhibit
               10.32 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, and is hereby incorporated herein by this reference).

10.08 Amendment No. 1 dated November 12, 1998 to Trademark License and Technical Assistance Agreement for Men's Collections by and between I.C. Isaacs & Co., L.P. and Latitude Licensing Corp. (a copy of which was filed with the Commission on March 30, 1999 as
               Exhibit 10.40 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (the "1998 10-K"), and is hereby incorporated herein by this reference).

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

10.13 Amendment No. 4 to the Trademark License and Technical Assistance Agreement Covering Women's Products dated August 2, 1999 (a copy of which was filed with the Commission on August 13, 1999 as
               Exhibit 10.60 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, and is hereby incorporated herein by this reference).

10.14 Amendment No. 2 dated June 21, 2000, to Trademark License and Technical Assistance Agreement Covering Men's Products dated
               January 15, 1998, by and between Latitude Licensing Corp. and I.C. Isaacs & Company L.P. 3.03 (a copy of which was filed with the Commission on August 14, 2000 as Exhibit 10.75 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (the "June 2000 10-Q"), and is hereby incorporated herein by this reference).

10.15 Amendment No. 5 dated June 21, 2000, to Trademark License and Technical Assistance Agreement Covering Women's Products dated January 15, 1998, by and between Latitude Licensing Corp. and I.C. Isaacs & Company L.P. (a copy of which was filed as Exhibit
               10.76 to the June 2000 10-Q, and is hereby incorporated herein by this reference).

10.16 Amendment No.3 to Trademark License and Technical Assistance Agreement Covering Men's Products Dated May 31, 2001 (a copy of which was filed with the Commission on April 1, 2002 as Exhibit
               10.92 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001, and is hereby incorporated herein by this reference).

10.17 Amended and Restated Executive Employment Agreement dated April 17, 2002, by and between the Company and Eugene C. Wielepski (a copy of which was filed with the Commission on April 22, 2002 as
               Exhibit 10.94 to Amendment No. 1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001 (the "2001 10-K Amendment"), and is hereby incorporated herein by this reference).

10.18 Amended and Restated Executive Employment Agreement dated April 17, 2002, by and between the Company and Daniel J. Gladstone (a copy of which was filed as Exhibit 10.95 to Amendment No. 1 to the 2001 10-K Amendment, and is hereby incorporated herein by this reference).

10.19 Amendment No. 4 dated October 2, 2002 to the Trademark License and Technical Assistance Agreement dated January 15, 2002 by and between Latitude Licensing Corp. and I.C. Isaacs & Company, L.P. (a copy of which was filed with the Commission on November 14, 2002 as Exhibit 10.102 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (the "September 2002 10-Q"), and is hereby incorporated herein by this reference).

10.20 Amendment No. 6 dated October 2, 2002 to the Trademark License and Technical Assistance Agreement for Women's Collections dated October 2, 2002 by and between Latitude Licensing Corp. and I.C. Isaacs & Company, L.P. (a copy of which was filed as Exhibit
               10.103 to the September 2002 10-Q, and is hereby incorporated herein by this reference).

10.21 Amendment no. 7, dated March 31, 2003 to the Trademark License and Technical Assistance Agreement for Women's Collections between Latitude Licensing Corp. and I.C. Isaacs & Company L.P. (a copy of which was filed with the Commission on April 4, 2003 as Exhibit 10.110 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002 (the "2002 10-K"), and is hereby incorporated herein by this reference).

10.22 Amendment no. 5 dated March 31, 2003 to the Trademark License and Technical Assistance Agreement dated the 1st day of November 1997 by and between Latitude Licensing Corp. and I.C. Isaacs & Company L.P. (a copy of which was filed as Exhibit 10.111 to the 2002 10-K, and is hereby incorporated herein by this reference).

10.23 Amendment dated as of May 15th, 2003 to the Amended and Restated Employment Agreement between I.C. Isaacs & Company, L.P. and
               Daniel J. Gladstone (a copy of which was filed with the Commission on May 15, 2003 as Exhibit 10.114 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (the "March 2003 10-Q"), and is hereby incorporated herein by this reference).

10.24 Amendment dated as of March 31st, 2003 to the Amended and Restated Employment Agreement between I.C. Isaacs & Company, L.P. and Eugene C. Wielespki (a copy of which was filed as Exhibit
               10.115 to the March 2003 10-Q, and is hereby incorporated herein by this reference).

10.25 Amendment No. 8, dated October 29, 2003 to the Trademark License and Technical Assistance Agreement for Women's Collections between Latitude Licensing Corp. and I.C. Isaacs & Company L.P. (a copy of which was filed with the Commission on November 14, 2003 as Exhibit 10.118 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (the "September 2003 10-Q"), and is hereby incorporated herein by this reference).

10.26 Amendment No. 6, dated October 29, 2003 to the Trademark License and Technical Assistance Agreement dated the 1st day of November 1997 by and between Latitude Licensing Corp. and I.C. Isaacs & Company L.P. (a copy of which was filed as Exhibit 10.119 to the September 2003 10-Q, and is hereby incorporated herein by this reference).

10.27          Amendment  dated  October  13, 2004 to the  Executive  Employment
               Agreement dated December 9, 2003 by and Between I.C. Isaacs & Company, L.P. and Peter J. Rizzo (a copy of which was filed with the Commission as Exhibit 10.120 to the Company's Report on Form 8-K filed on October 22, 2004 (the "October 22, 2004 Form 8-K"), and is hereby incorporated herein by this reference).

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

10.30 Amendment No. 7, dated December 16, 2004, to the Trademark License and Technical Assistance Agreement dated the 1st day of November 1997 by and between Latitude Licensing Corp. and I.C. Isaacs & Company L.P. (a copy of which was filed with the Commission on March 31, 2005 as Exhibit 10.123 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004 (the "2004 10-K"), and is hereby incorporated herein by this reference).

10.31 Amendment No. 9, dated December 16, 2004, to the Trademark License and Technical Assistance Agreement for Women's Collections dated March 4, 1998 by and between Latitude Licensing Corp. and I.C. Isaacs & Company L.P. (a copy of which was filed as Exhibit 10.124 to the 2004 10-K, and is hereby incorporated herein by this reference).

10.32 Assignment of warrant to purchase 300,000 shares of the Company's common stock dated September 28th, 2004 by Textile Investment International S.A. to Rockbrook Investments SA., and consented to on April 13, 2005 by the Company (a copy of which was filed as Exhibit 99.01 to the S-2 Amendment, and is hereby incorporated herein by this reference).

10.33 Assignment of warrant to purchase 200,000 shares of the Company's common stock dated September 28th, 2004 by Textile Investment International S.A. to Rockbrook Investments SA. , and consented to on April 13, 2005 by the Company (a copy of which was filed as Exhibit 99.02 to the S-2 Amendment, and is hereby incorporated herein by this reference).

10.34 Executive Employment Agreement dated December 19, 2005 between I.C. Isaacs & Company L.P. and Gregg A. Holst (a copy of which was filed as Exhibit 10.34 to the Company's Report on Form 8-K filed on December 29, 2005, and is hereby incorporated herein by this reference).

10.35 Amendment No. 8, dated March 29, 2006, to the Trademark License and Technical Assistance Agreement dated the 1st day of November 1997 by and between Latitude Licensing Corp. and I.C. Isaacs & Company L.P.

10.36 Amendment No. 10, dated March 29, 2006, to the Trademark License and Technical Assistance Agreement for Women's Collections dated March 4, 1998 by and between Latitude Licensing Corp. and I.C. Isaacs & Company L.P.

14.01          Code of Ethics for Senior Financial Executives

14.02          Code of Ethics and Business Conduct

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


                               I.C. ISAACS & COMPANY , INC. (REGISTRANT)

                               By:  /s/ Peter J. Rizzo
                                  ----------------------------------------------
                                 Peter J. Rizzo
                             Chief Executive Officer
                              Date: March 31, 2006


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


         Signature                                   Title                                  Date
         ---------                                   -----                                  ----
         /s/  Peter J. Rizzo                Chief (Principal) Executive Officer,
------------------------------------        Chairman of the Board                       March 31, 2006
         Peter J. Rizzo

         /s/ Gregg A. Holst                 Executive Vice President,
------------------------------------        Chief (Principal) Financial Officer         March 31, 2006
         Gregg A. Holst

                                            Director                                    March [  ], 2006
------------------------------------
         Olivier Bachellerie

         /s/ Rene Faltz                     Director                                    March 31, 2006
------------------------------------
         Rene Faltz

         /s/ Neal .J. Fox                   Director                                    March 31, 2006
------------------------------------
         Neal J. Fox

                                            Director                                    March [  ], 2006
------------------------------------
         Francois Girbaud

         /s/ Jon Hechler                    Director                                    March 31, 2006
------------------------------------
         Jon Hechler

         /s/ John McCoy II                  Director                                    March 31, 2006
------------------------------------
         John McCoy II

         /s/ Robert S. Stec                 Director                                    March 31, 2006
------------------------------------
         Robert S. Stec


             Report of Independent Registered Public Accounting Firm


To the Board of Directors and Stockholders
I.C. Isaacs & Company, Inc.
Baltimore, Maryland

We have audited the accompanying consolidated balance sheets of I.C. Isaacs & Company, Inc. as of December 31, 2005 and 2004 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2005. We have also audited the schedule listed at Item 15(a)2. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of I.C. Isaacs & Company, Inc. at December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.


                                                     BDO Seidman, LLP


Bethesda, Maryland
February 24, 2006, except for Note 8
which is as of March 29, 2006

                           I.C. Isaacs & Company, Inc.
                           Consolidated Balance Sheets


                                                                             December 31,
                                                                 --------------------------------------
                                                                       2005                 2004
                                                                       ----                 ----
Assets
Current
  Cash, including temporary investments of $561,000 and $70,000       $   943,422         $  1,045,905
  Accounts receivable, less allowance for doubtful
    accounts of $700,000 and $316,000 (Note 3)                         14,829,496           10,015,723
  Inventories (Notes 1 and 3)                                           5,287,483            8,317,437
  Deferred tax asset (Note 5)                                           2,517,000            1,193,000
  Prepaid expenses and other                                              404,151              509,503
                                                                 -----------------    -----------------

Total current assets                                                   23,981,552           21,081,568
Property, plant and equipment, at cost, less accumulated
   depreciation and amortization (Note 2)                               2,838,627            2,088,233
Other assets (Note 9)                                                     322,656            4,663,109
                                                                 -----------------    -----------------
                                                                      $27,142,835         $ 27,832,910
                                                                 =================    =================

Liabilities and Stockholders' Equity
Current
  Overdrafts                                                          $   447,001         $         --
  Current maturities of revolving line of credit
  (Note 3)                                                                     --              223,283
  Current maturities of long-term debt (Note 3)                         2,893,128            3,366,180
  Accounts payable                                                      2,063,521            3,097,963

  Accrued expenses and other current liabilities (Note 4)               5,492,104            5,799,574
                                                                 -----------------    -----------------

                         Total current liabilities                     10,895,754           12,487,000

Long-term debt (Note 3)                                                 1,726,466            3,191,728

Minimum pension liability (Note 9)                                      1,377,000                   --

Commitments and contingencies (Notes 3, 8 and 9)

Stockholders' Equity (Notes 6 and 7)
  Preferred stock; $.0001 par value; 5,000,000 shares
    authorized, none outstanding                                               --                   --
  Common stock; $.0001 par value; 50,000,000 shares authorized;
    13,173,194 and 12,790,799 shares issued; 11,996,485 and
    11,614,090 shares outstanding                                           1,317                1,279
  Additional paid-in capital                                           44,294,782           44,100,636
  Accumulated deficit                                                 (23,213,613)         (29,624,862)
  Accumulated other comprehensive income (Note 9)                      (5,616,000)                  --
  Treasury stock, at cost (1,176,709 shares)                           (2,322,871)          (2,322,871)
                                                                 -----------------    -----------------

Total stockholders' equity                                             13,143,615           12,154,182
                                                                 -----------------    -----------------
                                                                    $  27,142,835        $  27,832,910
                                                                 =================    =================



   See accompanying summary of accounting policies and notes to consolidated financial statements.

                           I.C. Isaacs & Company, Inc.
                      Consolidated Statements of Operations


                                                                  Years Ended December 31,
                                                       -----------------------------------------------
                                                             2005            2004            2003
                                                        --------------  --------------  --------------
  Net sales                                            $   83,288,935  $   80,649,394  $   64,304,688
  Cost of sales                                            49,070,145      49,583,094      43,706,398
                                                        --------------  --------------  --------------

  Gross profit                                             34,218,790      31,066,300      20,598,290
                                                        --------------  --------------  --------------

  Operating Expenses
    Selling                                                10,834,335      10,412,502       9,524,799
    License fees (Note 8)                                   5,114,319       5,330,523       4,163,035
    Distribution and shipping                               2,247,450       1,968,214       2,062,032
    General and administrative                              8,603,793       7,531,809       5,243,916
    Litigation settlement                                   1,750,000              --              --
    Loss on sale of property                                       --              --         414,650
                                                        --------------  --------------  --------------

  Total operating expenses                                 28,549,897      25,243,048      21,408,432
                                                        --------------  --------------  --------------

  Operating income (loss)                                   5,668,893       5,823,252        (810,142)
                                                        --------------  --------------  --------------

  Other income (expense)
    Interest, net of interest income of $4,994, $6,543
     and $1,687                                              (435,882)       (729,068)     (1,008,744)
    Other, net                                                    238          26,195         124,120
                                                        --------------  --------------  --------------

  Total other expense                                        (435,644)       (702,873)       (884,624)
                                                        --------------  --------------  --------------


  Income (loss) from continuing operations                  5,233,249       5,120,379      (1,694,766)

    Income tax benefit                                      1,178,000       1,045,000              --
                                                        --------------  --------------  --------------

  Net income (loss)                                    $    6,411,249  $    6,165,379  $   (1,694,766)
                                                        ==============  ==============  ==============

  Basic net income (loss) per share                    $         0.55  $         0.55  $        (0.15)

  Basic weighted average shares outstanding                11,729,305      11,264,483      11,134,657

  Diluted net income (loss) per share                  $         0.48  $         0.46  $        (0.15)

  Diluted weighted average shares outstanding              13,397,202      13,355,300      11,134,657


   See accompanying summary of accounting policies and notes to consolidated financial statements.

                           I.C. Isaacs & Company, Inc.
                 Consolidated Statements of Stockholders' Equity


                                                                                       Accumulated
                                                            Additional                    Other
                                  Common Stock Common Stock  Paid-in      Accumulated  Comprehensive   Treasury
                                     Shares      Amount      Capital        Deficit        Income        Stock         Total
Balance, at December 31, 2002      12,311,366  $    1,231  $43,658,853  $ (34,095,475) $          --  $ (2,322,871) $  7,241,738
 Net loss                                  --          --           --     (1,694,766)            --            --    (1,694,766)
                                  ------------  ----------  -----------  -------------  -------------  ------------  ------------

Balance, at December 31, 2003      12,311,366       1,231   43,658,853    (35,790,241)            --    (2,322,871)    5,546,972
 Net Income                                --          --           --      6,165,379             --            --     6,165,379
 Issuance of common stock             479,433          48      441,783             --                           --       441,831
                                  ------------  ----------  -----------  -------------  -------------  ------------  ------------

Balance, at December 31, 2004      12,790,799       1,279   44,100 636    (29,624,862)            --    (2,322,871)   12,154,182
                                                                                                                     ------------
 Comprehensive Income:
      Net Income                           --          --           --      6,411,249             --            --     6,411,249
   Recognition of minimum pension
    liability (Footnote 9)                 --          --           --             --     (5,616,000)           --    (5,616,000)
                                                                                                                     ------------
 Total Comprehensive Income                                                                                              795,249
                                                                                                                     ------------

 Issuance of common stock
  associated with exercise of
  stock options                       176,000          18      194,166             --             --            --       194,184
                                                                                                                     ------------
 Issuance of common stock
  associated with exercise of
  stock warrants                      206,395          20          (20)            --             --            --            --
                                  ------------  ----------  -----------  -------------  -------------  ------------  ------------

Balance, at December 31, 2005      13,173,194  $    1,317  $44,294,782  $ (23,213,613) $  (5,616,000) $ (2,322,871) $ 13,143,615
                                  ============  ==========  ===========  =============  =============  ============  ============



   See accompanying summary of accounting policies and notes to consolidated financial statements.

                           I.C. Isaacs & Company, Inc.
                      Consolidated Statements of Cash Flows


                                                                   Years Ended December 31,
                                                          ----------------------------------------------
                                                              2005            2004            2003
                                                          --------------  --------------  --------------
Operating Activities
  Net income (loss)                                      $    6,411,249  $    6,165,379  $   (1,694,766)
  Adjustments to reconcile net income (loss) to net
   cash provided by operating activities
    Provision for doubtful accounts                           1,016,475         370,387         202,111
    Write off of accounts receivable                           (632,475)       (329,387)       (172,111)
    Provision for sales returns and discounts                 4,198,983       4,088,959       2,477,904
    Sales returns and discounts                              (3,885,776)     (3,578,959)     (2,540,904)
    Valuation allowance-deferred tax asset                   (1,324,000)     (1,193,000)             --
    Depreciation and amortization                               567,000         641,095         756,831
    Loss on sale of assets                                           --              --         414,650
    Officers' compensation contribution                              --              --              --
    (Increase) decrease in assets
       Accounts receivable                                   (5,510,980)       (695,613)     (1,519,417)
       Inventories                                            3,029,954      (4,462,706)      2,588,843
       Prepaid expenses and other                               105,352        (440,827)        138,257
       Other assets                                              74,993         308,155         106,569
    Increase (decrease) in liabilities
       Accounts payable                                      (1,034,442)      2,058,062         132,381
       Accrued expenses and other current liabilities          (307,470)      3,276,321         438,804
                                                          --------------  --------------  --------------

Cash provided by operating activities                         2,709,019       6,207,866       1,329,152
                                                          --------------  --------------  --------------

Investing Activities
  Proceeds from sale of assets                                       --              --         268,221
  Capital expenditures                                       (1,291,090)     (1,858,489)       (181,042)
                                                          --------------  --------------  --------------

Cash (used in) provided by investing activities              (1,291,090)     (1,858,489)         87,179
                                                          --------------  --------------  --------------

Financing Activities
  Overdrafts                                                    447,001        (197,441)       (428,641)
  Net payments on revolving line of credit                     (223,283)     (4,001,002)       (806,168)
  Issuance of common stock                                      194,184         441,831              --
  Principal payments on long-term debt                       (1,938,314)             --              --
  Cash on deposit to secure letter of credit                         --        (250,000)             --
  Deferred financing costs                                           --         (79,379)             --
                                                          --------------  --------------  --------------

Cash (used in) financing activities                          (1,520,412)     (4,085,991)     (1,234,809)
                                                          --------------  --------------  --------------

(Decrease) increase in cash and cash equivalents               (102,483)        263,386         181,522

Cash and Cash Equivalents, at beginning of year               1,045,905         782,519         600,997
                                                          --------------  --------------  --------------

Cash and Cash Equivalents, at end of year                $      943,422  $    1,045,905  $      782,519
                                                          ==============  ==============  ==============



   See accompanying summary of accounting policies and notes to consolidated financial statements.

                           I.C. Isaacs & Company, Inc.
                         Summary of Accounting Policies

Basis of Presentation

     The consolidated financial statements include the accounts of I. C. Isaacs & Company, Inc. ("ICI"), I.C. Isaacs & Company, L.P. (the "Partnership"), Isaacs Design, Inc. ("Design") and I.C. Isaacs Far East Ltd. (collectively the "Company"). I.C. Isaacs Far East Ltd. did not have any significant revenue or expenses in 2005, 2004 or 2003. All intercompany balances and transactions have been eliminated.

Business Description

     The Company, which operates in one business segment, is a designer and marketer of branded jeanswear and sportswear. The Company offers collections of jeanswear and sportswear for men and women under the Marithe and Francois Girbaud brand ("Girbaud brand") in the United States, Puerto Rico and the US Virgin Islands. The Girbaud brand is an internationally recognized designer label with a distinct European influence. The Company has positioned its Girbaud brand line with a broad assortment of products, styles and fabrications reflecting a contemporary European look. The Company markets a full collection of men's and women's jeanswear and sportswear under the Girbaud brand, including a broad array of bottoms, tops and outerwear.

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

Concentration of Credit Risk

     Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of trade accounts receivable. The Company's customer base is not concentrated in any specific geographic region, but is concentrated in the retail industry. For the years ended December 31, 2005, 2004 and 2003, sales to one customer were $6,419,000, $7,713,000, and
$5,156,000. These amounts constitute 7.7%, 9.6% and 8.0% of total sales, respectively. As of December 31, 2005 and 2004, the Company had one customer the represented 11.4% and 13.1% of accounts receivable respectively. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. The Company's account receivable write-off's as a percentage of net sales were 0.8%, 0.4% and 0.3% for the years ended December 31, 2005, 2004 and 2003, respectively.

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

Revenue Recognition

     Net revenue is recognized upon the transfer of title and risk of ownership to customers. Revenue is recorded net of discounts, as well as provisions for estimated returns and allowances. On a seasonal basis, the Company negotiates price adjustments with its retail customers as sales incentives. The Company estimates the cost of such adjustments on an ongoing basis considering historical trends, projected seasonal results and an evaluation of current economic conditions. These costs, which have been recorded as a reduction to net revenue, were $3,710,000, $3,777,000 and $1,920,000 for the years ended December 31, 2005, 2004 and 2003 respectively.

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

Inventory, Cost of Goods Sold and Operating Expenses

     Inventories are stated at the lower of cost or market. Inventory cost is determined by the first-in, first-out (FIFO) method. The Company includes in inventory costs and cost of goods sold all costs and expenses related to obtaining merchandise incurred prior to the receipt of finished goods at the Company's distribution facilities. These costs include, but are not limited to, product cost, inbound freight charges, purchasing and receiving costs, inspection costs, warehousing costs and internal transfer costs, as well as insurance, duties, brokers' fees and consolidators' fees. The Company did not experience abnormal amounts of idle facility expense, freight, handling costs, or excessive spoilage which required treatment as current period charges in 2005, 2004 nor 2003.

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

Stock Options

     The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 148, "Accounting for Stock Based Compensation Transition and Disclosure - An Amendment to FAS No. 123" ("SFAS 148"), but applies the intrinsic value method set forth in Accounting Principles Board Opinion No. 25 for stock options granted to employees. If the Company had elected to recognize compensation expense based on the fair value at the grant dates, consistent with the method prescribed by SFAS No. 148, net loss per share would have been changed to the pro forma amount indicated below. Effective 2006, the Company will be required to recognize this compensation expense. The Company anticipates 2006 expense to be approximately $535,000 for options currently granted.

     For stock options granted to employees and non-employee directors in 2005, 2004 and 2003 (see Footnote 7), the Company estimated the fair value of each option granted using the Black-Scholes option-pricing model. In 2005, the Company used the following assumptions: risk-free interest rate of 4.5%, expected volatility of 120%, expected average option life of 3 to 6 years and no dividend payments for 2005 for options to purchase 100,000, 20,000 120,000 and 75,000 shares granted in December, August, June and February 2005 respectively. Using these assumptions, the per share fair value of each of 2005 option grants ranged from $3.16 to $5.49. In 2004 and 2003, the Company used the following assumptions: risk-free interest rate of 3.04%, 2.75%, 2.46%, 2.78%, and 2.91% for options to purchase 25,000, 500,000, 175,000, 225,000, and 25,000 shares granted in March 2004, December 2003, July 2003, March 2003 and February 2003, respectively, expected volatility of 75%, expected option life of 5 years and no dividend payments for 2004 or 2003. Using these assumptions, the per share fair value of each of such option grants was $0.55 for the March 2004 grant, $0.60, $0.86, $0.42 and $0.42, for the December, July, March and February, 2003 grants, respectively.


                                                                   Year ended December 31,
                                                         -----------------------------------------------
                                                             2005             2004            2003
                                                         --------------  ---------------  --------------
Net income (loss) attributable to common stockholders,
 as reported                                            $    6,411,249  $     6,165,379  $   (1,694,766)
       Total stock-based employee compensation expense
        determined under the fair value based method
        for all awards                                        (977,538)        (286,187)       (231,448)
                                                         --------------  ---------------  --------------
Pro forma net income (loss) attributable to common
 stockholders                                           $    5,433,711  $     5,879,192  $   (1,926,214)
                                                         ==============  ===============  ==============

Basic net income (loss) per common share, as reported   $         0.55  $          0.55  $        (0.15)

Basic net income (loss) per common share,  pro forma    $         0.46  $          0.52  $        (0.17)

Diluted net income (loss) per common share, as
 reported                                               $         0.48  $          0.46  $        (0.15)

Diluted net income (loss) per common share,  pro forma  $         0.41  $          0.44  $        (0.17)

Advertising Costs

     Direct advertising costs included in selling expenses are expensed as incurred and were $475,152, $749,908 and $559,966 for the years ended December 31, 2005, 2004 and 2003 respectively. These are included in the promotional license requirement discussed in Footnote 8.

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

Net Income or Loss Per Share

     Net income or loss per share is based on the weighted average number of shares of common stock and dilutive common stock equivalents outstanding. Basic loss per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. In 2005 and 2004, diluted income per share reflects the potential dilution of securities that could share in the earnings of the Company. There were outstanding employee stock options of 1,174,167, 1,590,817, and 2,070,250, at December 31, 2005, 2004 and 2003, respectively and outstanding warrants of 250,000, 500,000 and 500,000 at the end of 2005, 2004 and 2003
respectively and 120,000 director stock options at December 31, 2005. For 2005 and 2004, all options and warrants were included in the diluted net income per share calculation. Basic and diluted loss per share are the same during 2003 as these stock options and warrants were excluded from the computation of net loss per share as their inclusion would have been anti-dilutive.

Comprehensive Income

The Company has adopted the provisions of Statement No. 130, "Reporting Comprehensive Income" (See Footnote 9. Retirement Plan).

Recent Accounting Pronouncements

     In December 2004, the Financial Accounting Standards Board, or FASB, issued Statement No. 123(R), Share-Based Payment, which is a revision of Statement 123. Statement 123(R) requires all share-based payments to employees and directors to be recognized in the financial statements based on their fair values, using prescribed option-pricing models. SFAS 123(R), is effective for public companies for annual periods beginning after June 15, 2005. Accordingly, the Company will adopt 123(R) January 1, 2006. From and after that date, pro forma disclosure will no longer be an alternative to financial statement recognition. Accordingly, the adoption of Statement 123(R)'s fair value method may have a significant impact on the Company's results of operations. The impact of adoption of Statement 123(R) and its approximated impact on prior periods had the Company adopted Statement 123(R) in prior periods, is further described in the disclosures included in the Summary of Accounting Policies - Stock Options. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.


     In May 2005, The FASB issued Statement No. 154, Accounting Changes and Error Corrections, a Replacement of APB Opinion No. 20 and FASB Statement No. 3. FASB Statement No. 154, effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. FASB Statement No. 154 applies to all voluntary changes in accounting principle and also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. FASB Statement No. 154 requires retrospective application (the application of a different accounting principle to prior accounting periods as if that principle had always been used) to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The Company does not believe FASB Statement No. 154 will have a material effect on its financial statements.


     In May 2005,the FASB released FASB Interpretation No. 47, or FIN 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143. FIN 47 is effective for fiscal years ending after December 15, 2005 and clarifies that the term conditional asset retirement obligation as used in FASB Statement No. 143, Accounting for Asset Retirement
Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Thus, the timing and (or) method of settlement may be conditional on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred--generally upon acquisition, construction, or development and (or) through the normal operation of the asset. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. Statement 143 acknowledges that in some cases, sufficient information may not be available to reasonably estimate the fair value of an asset retirement obligation. This Interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 did not have an effect on the Company's financial statements.

     In February 2006, the FASB issued FASB Statement No. 155, "Accounting for Certain Hybrid Financial Instruments" (SFAS155) , which nullifies and amends various accounting guidance relating to accounting for derivative instruments and securitization transactions. In general, these changes will reduce the operational complexity associated with bifurcating embedded derivatives, and increase the number of beneficial interests in securitization transactions. This statement is effective for all financial instruments acquired or issued after the beginning of our first fiscal year that begins after September 15, 2006. Because we do not have any material derivative instruments or securitization transactions, we believe there will be no material impact on our financial condition, results of operations or cash flows upon adoption.

                   Notes to Consolidated Financial Statements

1. Inventories
Inventories consist of the following:                 December 31,
                                         ---------------------------------------
                                               2005                 2004
                                         ------------------   ------------------

Work-in-process                               $  1,115,107         $    227,444
Finished goods                                   4,172,376            8,089,993
                                         ------------------   ------------------

                                              $  5,287,483         $  8,317,437
                                         ==================   ==================


2. Property, Plant and Equipment

Property, plant and equipment consists of the following:


                                                     December 31,                    Estimated
                                          -------------------------------------        Useful
                                              2005                  2004               Lives
                                          ----------------    -----------------        -----
Land                                         $    149,160         $    149,160
Buildings and improvements                      1,262,892            1,262,892       18 years
Machinery, equipment and fixtures               4,699,117            4,415,628      5-7 years
Leasehold improvements and other                6,046,741            5,652,769        various
                                          ----------------    -----------------

                                               12,157,910           11,480,449
Less accumulated depreciation and
amortization                                    9,319,283            9,392,216
                                          ----------------    -----------------

                                             $  2,838,627         $  2,088,233
                                          ================    =================


     Depreciation and amortization expense for 2005, 2004 and 2003 totaled $540,696, $547,345 and $501,953 respectively.

3. Long-term Debt

Long-term debt consists of the following:              December 31,
                                               -------------------------------
                                                 2005              2004
                                               --------------   --------------

Revolving line of credit (a)(b)                     $      --      $   223,283
Notes payable (c)                                  4,619,594        6,557,908
                                               --------------   --------------

Total                                              4,619,594        6,781,191

Less current maturities of revolving line
    of credit                                              --          223,283
Less current maturities of long-term debt          2,893,128        3,366,180
                                               --------------   --------------

                                                 $ 1,726,466      $ 3,191,728
                                               ==============   ==============

(a) On December 30, 2004, the Company entered into a three year credit facility (the "Credit Facility") with Wachovia Bank, National Association ("Wachovia"). The Credit Facility provides that the Company may borrow, using as collateral, up to 85% of eligible accounts receivable and a portion of eligible inventory, both as defined by the Credit Facility. Borrowings under the Credit Facility may not exceed $25.0 million including outstanding letters of credit which are limited to $8.0 million at any one time. There were approximately $1.8 million of outstanding letters of credit at December 31, 2005. The Credit Facility accords to the Company the right, at its election, to borrow these amounts as either Prime Rate Loans or LIBOR Loans. Prime Rate Loans bear interest at the prime rate plus the applicable margin in effect from time to time. LIBOR Loans are limited to three in total, must be a minimum of $1,000,000 each and in integral multiples of $500,000 in excess of that amount, and bear interest at the LIBOR rate plus the applicable margin in effect from time to time. The applicable margins, as defined by the Credit Facility, fluctuate from 0.00% to 0.75% for the Prime Loans and 2.00% to 2.75% for LIBOR Loans. The applicable margins are inversely affected by fluctuations in the amount of "excess availability" - the unused portion of the amount available under the facility - which are in staggered increments from less then $2.5 million to $7.5 million. The Prime Rate and the LIBOR Rate were 7.00% and 4.8226% respectively at December 31, 2005. All the amounts borrowed under the credit facility at December 31, 2005 were Prime Rate Loans and the effective rate was 7.25% at that time. Starting in 2005, the Credit Facility also required the Company to comply with certain covenants expressed as fixed charge coverage ratios and tangible liability to net worth ratios. As collateral security for its obligations under the Credit Facility, ICI and the LP granted a first priority security interest in all of their respective assets to Wachovia. The Company paid $79,379 as a facility fee to Wachovia in connection with the consummation of the Credit Facility. That fee is deferred and is being amortized over the life of the Credit Facility. The Company amortized $26,480 or these fees in 2005. In January and February 2006, the Company was in violation of the fixed charge coverage ratio covenant of the Credit Facility and has received a waiver from Wachovia for these violations.

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


     Average short-term borrowings and the related interest rates are as follows:

Substantially all 2004 information relates   ----------------------------------
to the Congress Credit Agreement                 Year Ended December 31,
                                             ----------------------------------
                                                2005                2004
                                             --------------   -----------------

Borrowings under revolving line of credit      $       --          $   223,283
Weighted average interest rate                       6.95%               6.50%
Maximum month-end balance during year          $ 1,879,000         $ 6,433,000
Average month-end balance during year          $ 1,048,000         $ 4,056,270

(c) On May 6, 2002, Textile Investment International S.A. ("Textile"), an affiliate of Latitude Licensing Corp. ("Latitude"), the licensor of the Company, acquired a note that the Company had issued to a former licensor. On May 21, 2002, Textile exchanged that note for an amended and restated note bearing interest at the rate of 8% per annum, (the "Replacement Note"), which subordinated Textile's rights under the note to the rights of Congress under the Credit Agreement, deferred the original note's principal payments and extended the maturity date of the note until December 31, 2007. In connection with the execution of the Credit Facility, the Replacement Note was further amended and restated to subordinate Textile's rights to the rights of Wachovia under the Credit Facility (the "Amended and Restated Replacement Note" and together with the Replacement Note, the "Textile Notes"). Pursuant to the subordination provisions of the Textile

     Notes, the Company was obligated to defer the payments that otherwise would have been due thereunder during each calendar quarter commencing with the quarter ended December 31, 2002 and continuing through March 31, 2005. Also, pursuant to the provisions of the Textile Notes, the non-payment and deferral of those payments did not constitute a default thereunder. Pursuant to amendments to the licensing agreements executed in December 2004, the payment of approximately $2.3 million of minimum and additional royalties that otherwise would have been payable in 2004 was deferred, and the payment thereof became due and payable during the 18 month period which commenced in June 2005 (see Note 8). Pursuant to an Intercreditor and subordination agreement entered into by Wachovia and Textile in connection with the consummation of the Credit Facility, Textile was permitted to elect to authorize the Company to defer the payment of quarterly amounts that otherwise would have been due and payable under the Amended and Restated Replacement Note and apply such amount in payment of deferred royalties under the licensing agreements. As of June 30, 2005, all 2004 deferred royalty payments were paid in full. The obligations under the Textile Notes have been classified as current or long-term based upon the respective original due dates of the quarterly payments specified in the Replacement Note or the Amended and Restated Replacement Note, as the case may be. Accordingly, each deferred quarterly payment has been classified as current even though the payment thereof may not be paid until a future year. As allowed under the Credit Facility, the Company resumed making payments on the Textile Notes in the third quarter of 2005 and made a total of $2,090,000 in principal and interest payments on those notes in 2005.

     At December 31, 2005, long-term debt maturities were as follows:

              2006            $ 2,893,128
              2007              1,726,466
                          ----------------

                              $ 4,619,594
                          ================

4. Accrued Expenses


Accrued expenses consist of the following:                        December 31,
                                                        ----------------------------------
                                                           2005                2004
                                                        --------------    ----------------
     Litigation settlement                               $  1,750,000         $        --
     Accrued interest                                       1,312,134           1,136,023
     Royalties & other licensor obligations, Note 8           771,537           2,489,274
     Management & selling bonuses                             470,047           1,087,442
     Property taxes                                           318,607              19,895
     Accrued professional fees                                289,769              51,650
     Accrued rent expense                                     166,603             111,000
     Sales commissions payable                                157,039              51,629
     Accrued compensation                                     145,692             120,871
     Customer credit balances                                  60,224              82,832
     Payroll tax withholdings                                  14,193              71,934
     Severance accrual                                             --             290,570
     Income taxes payable                                          --             148,000
     Other                                                     36,259             138,454
                                                        --------------    ----------------

                                                          $ 5,492,104         $ 5,799,574
                                                        ==============    ================


5. Income Taxes

     Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. As of December 31, 2005 and 2004, the Company has net operating loss carry forwards for income tax reporting purposes of approximately $34,706,000 and $41,353,000 respectively, which represent deferred tax assets of approximately $13,633,000 and $15,908,000 respectively. These net operating losses begin to expire in 2014. Through 2003, no income tax benefit had been recorded due to the uncertainty over the Company's ability to generate taxable income beyond 2003. As a result of the income the Company generated in 2005 and 2004, the Company's management reevaluated its net operating losses and the related valuation allowances and has recognized a net income tax benefit of $ 1,178,000 and $1,045,000 for 2005 and 2004 respectively.

Significant items comprising the Company's deferred tax assets are as follows:

                                                            December 31,
                                                   -----------------------------
                                                      2005            2004
                                                   -------------   -------------

    Net operating loss carry forwards             $  13,633,000   $  15,908,000
    Minimum pension liability                         2,206,000              --
    Depreciation and amortization                       806,000         764,000
    Bonus accrual                                       255,000              --
    Accrued royalty payments                                 --         915,000
    Accrued interest payable                            523,000         446,000
    Capital loss carryforward                           163,000         163,000
    Allowance for doubtful accounts                     216,000         124,000
    Inventory valuation                                  51,000          51,000
    Litigation settlement and accrued severance         735,000         114,000
    Contribution carryovers                              46,000          44,000
    Deferred rent payments                               65,000              --
    State tax accrual                                   106,000              --
    AMT credits                                         272,000              --
    Other                                                21,000          21,000
                                                   -------------   -------------

                                                     19,098,000      18,550,000

    Valuation allowance                             (16,581,000)    (17,357,000)
                                                   -------------   -------------

    Net deferred tax asset                        $   2,517,000   $   1,193,000
                                                   =============   =============


A reconciliation between the statutory and effective tax rates is as follows:

                                                      Year Ended December 31,
                                                --------------------------------
                                                   2005      2004       2003
                                                ---------- -------- ------------

Federal statutory rate                             34.0%     34.0%      (35.0)%
State and local taxes, net of federal benefit       4.5       4.0        (4.0)
Permanent differences                              (4.0)      2.0         1.0
Alternative minimum taxes                           2.0       2.0          --
(Benefit) expense of valuation allowance          (59.0)    (62.4)       38.0
                                                ---------- -------- ------------

                                                  (22.5)%   (20.4)%        -- %
                                                ========== ======== ============

The 2005 net tax benefit is derived from            Year Ended December 31, 2005
the following components:

                         ------------------------------------------------
                              Federal          State         Total
                         ----------------  ------------- ----------------
Current tax expense        $    (146,000)   $        --  $     (146,000)
Deferred tax benefit           1,054,000        270,000       1,324,000
                         ----------------  ------------- ----------------
Net income tax benefit           908,000    $   270,000       1,178,000
                         ================  ============= ================

No reconciliation for 2003 was provided as there was no tax expense or benefit for that year.

6. Stockholders' Equity

     The Company currently holds 1,176,709 of common stock shares in its treasury at a cost of $2,322,871.

     Prior to 2003, the Company granted warrants to purchase 500,000 shares of the Company's Common Stock for $0.75 per share to Textile. On April 13, 2005, Textile assigned these warrants to an unaffiliated entity. In December 2005, this unaffiliated entity exercised its right to purchase 250,000 shares. In accordance with the net issuance formula contained in the warrants and in lieu of paying $0.75 per share, the unaffiliated entity gave up the right to purchase

43,605 shares and received 206,395 shares in the transaction based upon a closing price of $4.30 per share on the exercise date.

7. Stock Options

Omnibus Stock Option Plan

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

A summary of stock options outstanding and exercisable as of December 31, 2005, 2004 and 2003 is as follows:

 -----------------------------------------------------------------------------------------------------
               Options outstanding at December 31, 2005                    Options exercisable at
                                                                             December 31, 2005
 -----------------------------------------------------------------------------------------------------
                                            Weighted        Weighted                        Weighted
      Range of                              Average         Average                         Average
      Exercise             Number          Remaining        Exercise         Number         Exercise
       Prices            Outstanding      Life (years)       Price        Exercisable        Price
--------------------  -----------------  --------------  --------------  --------------  --------------
    $0.48 to $0.60            166,667            6.52          $0.570         158,333          $0.575
   $0.87 to $2.125            712,500            3.03          $1.215         529,167          $1.309
    $3.10 to $6.95            295,000            7.30          $4.539               --               --
-------------------  -----------------  --------------  --------------  --------------  --------------
    $0.48 to $6.95          1,174,167            4.60          $1.959         687,500          $1.140
===================  =================  ==============  ==============  ==============  ==============

-----------------------------------------------------------------------------------------------------
              Options outstanding at December 31, 2004                    Options exercisable at
                                                                            December 31, 2004
-----------------------------------------------------------------------------------------------------
                                            Weighted        Weighted                        Weighted
      Range of                              Average         Average                         Average
      Exercise             Number          Remaining        Exercise         Number         Exercise
       Prices            Outstanding      Life (years)       Price        Exercisable        Price
--------------------  -----------------  --------------  --------------  --------------  --------------
    $0.30 to $0.60            364,667            5.80          $0.568         198,000          $0.551
   $0.87 to $2.125          1,226,150            4.35          $1.260         867,817          $1.390
-------------------  -----------------  --------------  --------------  --------------  --------------
   $0.30 to $2.125          1,590,817            4.59          $1.101       1,065,817          $1.234
===================  =================  ==============  ==============  ==============  ==============


-----------------------------------------------------------------------------------------------------
              Options outstanding at December 31, 2003                    Options exercisable at
                                                                            December 31, 2003
-----------------------------------------------------------------------------------------------------
                                            Weighted        Weighted                        Weighted
      Range of                              Average         Average                         Average
      Exercise             Number          Remaining        Exercise         Number         Exercise
       Prices            Outstanding      Life (years)       Price        Exercisable        Price
--------------------  -----------------  --------------  --------------  --------------  --------------
    $0.30 to $0.60            645,000            6.26          $0.193               --             $ --
   $0.90 to $2.125          1,425,250            5.86          $0.978       1,425,250          $1.311
-------------------  -----------------  --------------  --------------  --------------  --------------
   $0.30 to $2.125          2,070,250            5.98          $0.679       1,425,250          $1.311
===================  =================  ==============  ==============  ==============  ==============

                                                                Weighted Average
The following table relates to options activity   Number of      Exercise Price
in 2003, 2004 and 2005 under the Plan:             Options         Per Option
                                                --------------  ----------------

Granted                                               925,000         0.770

Cancelled                                            (161,000)        1.380
                                                --------------

Options outstanding at December 31, 2003            2,070,250         1.076

Cancelled                                             (25,000)        0.600

Granted                                                25,000         0.870

Exercised                                            (479,433)        0.922
                                                --------------

Options outstanding at December 31, 2004            1,590,817         1.101

Cancelled                                            (435,650)        1.423

Granted                                               195,000         5.277

Exercised                                            (176,000)        1.103
                                                --------------

Options outstanding at December 31, 2005            1,174,167         1.959
                                                ==============

Options exercisable at December 31, 2005              687,500         1.140
                                                ==============


Non-employee Directors  Stock Option Plan

     In June 2005, the Board of Directors of the Company and the Company's stockholders adopted Non-Employee Directors Stock Option Plan (the "Directors Plan") non-employee directors receive automatic grants of options to purchase common stock in amounts that are specified by such plan. The exercise prices of all options granted under the Directors Plan are fixed at 100% of the market price of the common stock on each grant date. The Company has reserved 450,000 shares of common stock for issuance under the Directors Plan. Options to purchase 120,000 shares of common stock with a weighted average exercise price of $5.60 per share were granted under the Directors Plan during 2005, all of which were outstanding and unexercised at December 31, 2005.

8. Commitments and Contingencies

Operating Leases

     The Company rents real and personal property under leases expiring at various dates through 2014. Certain of the leases stipulate payment of real estate taxes and other occupancy expenses. Minimum annual rental commitments under noncancellable operating leases in effect at December 31, 2005 are summarized as follows:

                   Showrooms &         Computer &            Total
                  Office Space      Office Equipment
                 ----------------   -----------------   -----------------

            2006     $   399,043         $   120,622     $       519,665
            2007         409,018              62,862             471,880
            2008         419,244              38,007             457,251
            2009         432,808                  --             432,808
            2010         477,545                  --             477,545
      Thereafter       2,031,492                  --           2,031,492
                 ----------------   -----------------   -----------------

                    $  4,169,150         $   221,491         $ 4,390,641
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

Total rent expense is as follows:              Year Ended December 31,
                                  ---------------------------------------------
                                      2005            2004            2003
                                  -------------   -------------   -------------

Minimum rentals                     $  504,526      $  386,345      $  475,966
Other lease costs                      116,497          40,631         154,437
                                  -------------   -------------   -------------

                                       621,023         426,976      $  630,403
                                  =============   =============   =============

Licenses

Girbaud Men's Licensing Agreement

     The Company has entered into an exclusive license agreement with Latitude to manufacture and market men's jeanswear, casual wear, outerwear and active influenced sportswear under the Girbaud brand and certain related trademarks in the United States, Puerto Rico and the U.S. Virgin Islands. The terms of the agreement will expire at the end of 2007. The Company has the option to extend the terms the agreement through the end of 2011. Under the agreement as amended, the Company is required to make royalty payments to the licensor in an amount equal to 6.25% of net sales or regular licensed merchandise and 3.0% of certain irregular and closeout licensed merchandise. The Company is obligated to pay the greater of actual royalties earned or minimum guaranteed annual royalties of $3,000,000 through 2007. The Company is required to spend the greater of an amount equal to 3% of Girbaud men's net sales or $500,000 in advertising and related expenses promoting the men's Girbaud brand products in each year through the term of the Girbaud men's agreement. If Latitude mounts any fashion shows in the Company's territory, the Company also is required to participate in up to two of such shows, and to pay $75,000 to Latitude with respect thereto. The Company has agreed to increase the minimum annual amount of these expenditures under the men's license agreement by $200,000 in each of the years 2007, 2008 and 2009 in order to, among other things, facilitate and support a repositioning of the Girbaud brand for better store distribution.

Girbaud Women's Licensing Agreement

     The Company has entered into an exclusive license agreement with Latitude to manufacture and market women's jeanswear, casual wear, and active influenced sportswear under the Girbaud brand and certain related trademarks in the United States, Puerto Rico, and the U.S. Virgin Islands. The terms of the agreement will expire at the end of 2007. The Company has the option to extend the terms the agreement through the end of 2011. Under the agreement as amended, the Company is required to make royalty payments to the licensor in an amount equal to 6.25% of net sales or regular licensed merchandise and 3.0% of certain irregular and closeout licensed merchandise. The Company is obligated to pay the greater of actual royalties earned or minimum guaranteed annual royalties of $1,500,000 through 2007. The Company is required to spend the greater of an amount equal to 3% of Girbaud women's net sales or $400,000 in advertising and related expenses promoting the women's Girbaud brand products in each year through the term of the Girbaud women's agreement. If Latitude mounts any women's fashion shows in the Company's territory, the Company also is required to participate in up to two of such shows, and to pay $75,000 to Latitude with respect thereto. The Company has agreed to increase the minimum annual amount of these expenditures under the women's license agreement to $200,000 in each of the years 2007, 2008 and 2009 in order to, among other things, facilitate and support a repositioning of the Girbaud brand for better store distribution. In addition, while the agreement is in effect the Company is required to pay $190,000 per year to the licensor for advertising and promotional expenditures related to the Girbaud brand.

     During each of the six years ended December 31, 2005, the amounts of advertising and related expenses incurred by the Company in marketing the

Girbaud brand products were less than the amounts required under the agreements. In each of the various amendments to the men's and women's license agreements which were executed in 2002 - 2004, Latitude and the Company confirmed to one another that neither party was in default to the other in the performance of any of the obligations owed by either of them to the other. On March 29, 2006, Latitude also waived the Company's failure to spend the minimum amounts required under the men's and women's license agreements in 2005.


     Pursuant to amendments to the licensing agreements executed in December 2004 (see Note 3), the payment of approximately $2.3 million of minimum and additional royalties that otherwise would have been payable in 2004 was deferred. All 2004 deferred royalty payments were paid in full during 2005 and all 2005 royalty payments were paid in full when due in 2005.


     Following is a schedule of the Company's commitment obligations as of December 31, 2005:


Summary schedule of commitments:                                                  Payments Due By Period
                                                                --------------------------------------------------------
                                                    Total          Current      1-3 years      4-5 years   After 5 years
                                              ----------------- ------------- -------------- ------------- -------------
Operating leases                               $     4,390,641  $    519,665  $     929,131  $    910,353  $  2,031,492
Employment agreements                                2,563,500     1,296,500      1,267,000            --            --
Licensing agreement fee obligations (*)              9,388,265     4,888,265      4,500,000            --            --
Licensing agreement fashion show
 obligations(*)                                        825,000       525,000        300,000            --            --
Licensing agreement creative & advertising fee
 obligations (*)                                       410,000       220,000        190,000            --            --
Promotional expense license requirement(*)           2,200,000       900,000      1,300,000            --            --
                                                ---------------  ------------  -------------  ------------  ------------
Total contractual obligations                  $    19,777,406  $  8,349,430  $   8,486,131  $    910,353  $  2,031,492
                                                ===============  ============  =============  ============  ============

(*) License agreement obligations include amounts accrued but unpaid at December
    31, 2005 as well as obligation commitments for years subsequent to that date.

Employment Agreements

     The Company is party to employment agreements with three officers which provide for specified levels of compensation and certain other benefits. The agreements, which expire between 2007 and 2008, also provide for severance payments from the termination date through the expiration date under certain circumstances.

9. Retirement Plan

     The Company sponsors a defined benefit pension plan that covers substantially all employees with more than one year of service. The Company's policy is to fund pension costs accrued. Contributions to the plan reflect benefits attributed to employees' service to date, as well as service expected to be earned in the future. The benefits are based on the number of years of service and the employee's compensation during the three consecutive complete years of service prior to or including the year of termination of employment. Plan assets consist primarily of common stocks, fixed income securities and cash. The latest available actuarial valuation is as of December 31, 2005. Pension expense for 2005, 2004 and 2003 was approximately $398,000, $446,000, and $349,000 respectively, and includes the following components:


                                                  Years Ended December 31,
                                         -------------------------------------------
                                             2005           2004           2003
                                         -------------  -------------  -------------
Service cost of current period          $      77,000  $      60,000  $      54,000
Interest on the above service cost              6,000          4,000          4,000
                                         -------------  -------------  -------------

                                               83,000         64,000         58,000
Interest on the projected benefit
 obligation                                   520,000        522,000        450,000
Expected return on plan assets               (584,000)      (556,000)      (519,000)
Amortization of prior service cost             43,000         43,000         43,000
Amortization of loss                          336,000        373,000        317,000
                                         -------------  -------------  -------------

Pension cost                            $     398,000  $     446,000  $     349,000
                                         =============  =============  =============

                                                  Years ended December 31,
                                        --------------------------------------------
The following table sets forth the
 Plan's funded status and amounts
 recognized at December 31, 2005, 2004
 and 2003:                                   2005           2004           2003
                                         -------------  -------------  -------------

Vested benefits                         $   8,727,000  $   6,704,000  $   5,764,000
Nonvested benefits                             26,000         30,000         30,000
                                         -------------  -------------  -------------

Accumulated benefit obligation              8,753,000      6,734,000      5,794,000
Effect of anticipated future
 compensation levels and other events      (1,549,000)       425,000        245,000
                                         -------------  -------------  -------------

Projected benefit obligation                7,204,000      7,159,000      6,039,000
                                         -------------  -------------  -------------

Fair value of assets held in the plan       7,376,000      7,438,000      7,396,000
                                         -------------  -------------  -------------

Deficit of projected benefit obligation
 over plan assets                             172,000        279,000      1,357,000
Unrecognized net loss from past
 experience different from that assumed     4,067,000      4,000,000      3,150,000
Adjustment to record minimum liability     (5,616,000)            --             --
Unrecognized prior service cost                    --         43,000         85,000
                                         -------------  -------------  -------------

Net (minimum pension liability) prepaid
 periodic pension cost                  $  (1,377,000) $   4,322,000  $   4,592,000
                                         =============  =============  =============


     With respect to the above table, the weighted average discount rate used to measure the projected benefit obligation and net (minimum pension liability) prepaid periodic pension cost was 5.75% for 2005 and 7.5% for both 2004 and 2003; the rate of increase in future compensation levels is 3%; and the expected long-term rate of return on assets is 8%. At December 31, 2005, the accumulated benefit obligation exceeded the fair value of the Plan's assets which created a net minimum pension liability of $1,377,000 which is included as a non-current liability in the accompanying consolidated balance sheets. Prior to December 31, 2005, the fair value of the Plan's assets exceeded the accumulated benefit obligation and a net prepaid periodic pension cost of $4,322,000 and $4,592,000 is included in other assets in the accompanying consolidated balance sheets at

December  31, 2004 and 2003  respectively.  To  recognize  the  minimum  pension
liability,   the  Company   recorded  an   adjustment  of  $5,616,000  as  other
comprehensive income in the fourth quarter of 2005.


The following sets forth the Plan's change in
 benefit obligation for 2005 and 2004:               Years Ended December 31,
                                                  ------------------------------
                                                           2005            2004
                                                   -------------  --------------
Benefit obligation at beginning of year           $   7,159,000  $    6,039,000
Service cost                                             83,000          64,000
Interest cost                                           520,000          22,000
Benefits paid                                          (664,000)       (779,000)
Actuarial loss                                          106,000       1,313,000
                                                   -------------  --------------

Benefit obligation at end of period               $   7,204,000  $    7,159,000
                                                   =============  ==============

The following sets forth the Plan's change in plan
 assets for 2005 and 2004:                           Years Ended December 31,
                                                  ------------------------------
                                                            2005           2004
                                                   --------------  -------------
Fair value of plan assets at beginning of year    $    7,438,000  $   7,396,000
Return on plan assets                                    584,000        556,000
Employer contributions                                   315,000        175,000
Benefits paid                                           (664,000)      (779,000)
Assets gain/(loss) deferred                             (297,000)        90,000
                                                   --------------  -------------

Fair value of plan assets at end of year          $    7,376,000  $   7,438,000
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

The Company's pension plan weighted-average asset
 allocations at December 31, 2005 and 2004, by
 asset category are as follows:                            December 31,
                                                  ------------------------------
                                                          2005             2004
                                                  -------------   --------------
  Equity Securities                                         67%              70%
  Debt Securities                                           28%              20%
  Cash Accounts                                              5%              10%
                                                  -------------   --------------

                                                           100%             100%
                                                  =============   ==============

The following benefit payments, which reflect expected future
 services, as appropriate, are expected to be paid:            Pension Benefits
                                                               -----------------
                                                          2006 $        113,000
                                                          2007          154,000
                                                          2008          189,000
                                                          2009          211,000
                                                          2010          220,000
  Years 2011-2015                                                     1,628,000

                                                               -----------------
                                                               $      2,515,000
                                                                ================

10. Supplemental Disclosures of Cash Flow Information

     Cash paid during the year for interest amounted to $259,771, $295,077 and $499,166 for 2005, 2004 and 2003, respectively. Cash paid during 2005 for income taxes amounted to $304,000. The Company did not make any income tax payments in 2004 or 2003.

Non-cash effect of recording minimum pension
liability and exercise of stock warrants                    2005              2004              2003
                                                      -----------------------------------------------------
        Recognition of minimum pension liability        $  (5,616,000)      $      --         $      --
        Exercise of stock warrants                                 20              --                --


11. Quarterly Financial Data (Unaudited)

Summarized quarterly financial data for 2005 and 2004 is as follows:
                                                               Quarter
--------------------------------------------------------------------------------------------------
2005                                    First          Second           Third          Fourth
-------------------------------------------------- --------------- --------------- ---------------
Net sales                          $   23,701,942  $   21,749,284  $   20,296,262  $   17,541,447
Gross profit                            9,951,014       8,842,470       8,796,480       6,628,826
Net income (loss)                       2,503,256       2,019,873       2,271,815        (383,695)
Basic earnings per share           $         0.21  $         0.17  $         0.19  $        (0.03)
Diluted earnings per share         $         0.18  $         0.15  $         0.17  $       ( 0.03)
                                    ==============  ==============  ==============  ==============

                                                               Quarter
--------------------------------------------------------------------------------------------------
2004                                    First          Second           Third          Fourth
-------------------------------------------------- --------------- --------------- ---------------
Net sales                          $   20,764,668  $   19,667,444  $   21,888,273  $   18,329,009
Gross profit                            7,246,289       7,456,847       9,629,472       6,733,692
Net income                                864,581       1,313,466       2,488,531       1,498,801
Basic earnings per share           $         0.08  $         0.12  $         0.22  $         0.13
Diluted earnings per share         $         0.07  $         0.11  $         0.18  $         0.11
                                    ==============  ==============  ==============  ==============


1. Earnings (loss) per share calculations for each of the quarters are based on the weighted average shares outstanding for each period. The sum of the quarters may not necessarily be equal to the full year earnings per share amounts.

2. On February 14, 2006, without admitting or denying any liability, the Company settled the arbitration proceedings commenced against it and its wholly owned subsidiary, I.C. Isaacs & Company, L.P. (the "L.P.") by a former executive. Pursuant to the settlement, the Company paid the sum of $1.75 million in February 2006 and recorded this settlement as a charge to expense in the fourth quarter of 2005.

                                   SCHEDULE II
                          I. C. Isaacs & Company, Inc.
                        Valuation and Qualifying Accounts


Description                                       Balance        Charged to                       Balance at
                                               Beginning of      Costs and
                                                 the Year         Expenses        Decuction       End of Year
                                              ----------------  --------------  --------------   --------------
Year Ended December 31, 2003
      Allowance for doubtful accounts              $  245,000     $   202,000     $ (172,000)        $ 275,000
      Merchandise allowances                        1,558,000       1,920,000     (2,317,000)        1,161,000
      Reserve for sales returns and discounts         126,000       2,477,000     (2,540,000)           63,000

Year Ended December 31, 2004
      Allowance for doubtful accounts              $  275,000     $   370,000     $ (329,000)        $ 316,000
      Merchandise allowances                        1,161,000       3,777,000     (3,197,000)        1,741,000
      Reserve for sales returns and discounts          63,000       4,089,000     (3,579,000)          573,000

Year Ended December 31, 2005
      Allowance for doubtful accounts              $  316,000     $ 1,016,000     $ (632,000)        $ 700,000
      Merchandise allowances                        1,741,000       3,710,000     (4,278,000)        1,173,000
      Reserve for sales returns and discounts         573,000       4,199,000     (3,886,000)          886,000

                                  Exhibit Index
                                  -------------

Exhibit No.                              Description

3.01 Amended and Restated Certificate of Incorporation (a copy of which was filed with the Commission on October 3, 1997 as Exhibit
               3.01 to the Company's Registration Statement on Form S-1 (the "S-1 Registration Statement"), and is hereby incorporated herein by this reference).

3.02 Amended and Restated By-laws (a copy of which was filed as Exhibit 3.02 to the S-1 Registration Statement, and is hereby incorporated herein by this reference).

3.03 Certificate of Designation of the Series A Convertible Preferred Stock of the Company (a copy of which was filed with the Commission on November 15, 1999 as Exhibit 3.03 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, and is hereby incorporated herein by this reference).

3.04 Certificate of Amendment to the Certificate of Designation of the Series A Convertible Preferred Stock of the Company (a copy of which was filed with the Commission on April 2, 2001 as Exhibit
               3.04 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, and is hereby incorporated herein by this reference).

3.05 Second Certificate of Amendment to the Certificate of Designation of the Series A Convertible Preferred Stock of the Company (a copy of which was filed with the Commission on November 14, 2002 as Exhibit 3.05 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (the "September 2002 10-Q"), and is hereby incorporated herein by this reference).

3.06 Certificate of Amendment of Amended and Restated Certificate of Incorporation (a copy of which was filed with the Commission on August 14, 2003 as Exhibit 3.06 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (the "June 2003 10-Q"), and is hereby incorporated herein by this reference).

4.01 Specimen Common Stock Certificate (a copy of which was filed with the Commission on October 3, 1997 as Exhibit 4.01 to the Company's Registration Statement on Form S-1 (the "S-1 Registration Statement"), and is hereby incorporated herein by this reference).

4.02 Warrant No. 1 issued by the Company to Textile Investment International S.A. ("Textile") for the purchase of 300,000 shares of Common Stock (a copy of which was filed with the Commission on November 14, 2002 as Exhibit 4.02 to the September 2002 10-Q, and is hereby incorporated herein by this reference).

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

4.05 2005 Non-Employee Directors Stock Option Plan (a copy of which was filed with the Commission on August 10, 2005 as Exhibit 4.05 to Amendment No. 1 to the Company's Registration Statement on Form S-2 (the "S-2 Amendment"), and is hereby incorporated herein by this reference).

10.01 Form of Indemnification Agreement (a copy of which was filed as Exhibit 10.09 to the S-1 Registration Statement, and is hereby incorporated herein by this reference).

10.02 Girbaud Trademark License and Technical Assistance Agreement dated November 1, 1997 (a copy of which was filed with the Commission on November 26, 1997 as Exhibit 10.26 to Amendment No. 2 to the S-1 Registration Statement ("S-1 Amendment 2"), and is hereby incorporated herein by this reference).

10.03          Defined  Benefit  Pension Plan (a copy of which was filed with as
               Exhibit   10.27(a)  to  S-1   Amendment  No.  2,  and  is  hereby
               incorporated herein by this reference).

10.04 First Amendment to Defined Benefit Pension Plan (a copy of which was filed as Exhibit 10.27(b) to S-1 Amendment 2, and is hereby incorporated herein by this reference).

10.05 Girbaud Trademark License and Technical Assistance Agreement dated January 15, 1998 (a copy of which was filed with the Commission on March 27, 1998 as Exhibit 10.26(a) to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (the "1997 10-K"), and is hereby incorporated herein by this reference).

10.06 Girbaud Trademark License and Technical Assistance Agreement for Women's Collection dated March 4, 1998 (a copy of which was filed as Exhibit 10.26(b) to the 1997 10-K, and is hereby incorporated herein by this reference).

10.07 Amendment No. 1 dated June 18, 1998 to Girbaud Trademark and Technical Assistance Agreement for Women's Collection (a copy of which was filed with the Commission on August 12, 1998 as Exhibit
               10.32 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, and is hereby incorporated herein by this reference).

10.08 Amendment No. 1 dated November 12, 1998 to Trademark License and Technical Assistance Agreement for Men's Collections by and between I.C. Isaacs & Co., L.P. and Latitude Licensing Corp. (a copy of which was filed with the Commission on March 30, 1999 as
               Exhibit 10.40 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (the "1998 10-K"), and is hereby incorporated herein by this reference).

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

10.13 Amendment No. 4 to the Trademark License and Technical Assistance Agreement Covering Women's Products dated August 2, 1999 (a copy of which was filed with the Commission on August 13, 1999 as
               Exhibit 10.60 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, and is hereby incorporated herein by this reference).

10.14 Amendment No. 2 dated June 21, 2000, to Trademark License and Technical Assistance Agreement Covering Men's Products dated
               January 15, 1998, by and between Latitude Licensing Corp. and I.C. Isaacs & Company L.P. 3.03 (a copy of which was filed with the Commission on August 14, 2000 as Exhibit 10.75 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (the "June 2000 10-Q"), and is hereby incorporated herein by this reference).

10.15 Amendment No. 5 dated June 21, 2000, to Trademark License and Technical Assistance Agreement Covering Women's Products dated January 15, 1998, by and between Latitude Licensing Corp. and I.C. Isaacs & Company L.P. (a copy of which was filed as Exhibit
               10.76 to the June 2000 10-Q, and is hereby incorporated herein by this reference).

10.16 Amendment No.3 to Trademark License and Technical Assistance Agreement Covering Men's Products Dated May 31, 2001 (a copy of which was filed with the Commission on April 1, 2002 as Exhibit
               10.92 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001, and is hereby incorporated herein by this reference).

10.17 Amended and Restated Executive Employment Agreement dated April 17, 2002, by and between the Company and Eugene C. Wielepski (a copy of which was filed with the Commission on April 22, 2002 as
               Exhibit 10.94 to Amendment No. 1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001 (the "2001 10-K Amendment"), and is hereby incorporated herein by this reference).

10.18 Amended and Restated Executive Employment Agreement dated April 17, 2002, by and between the Company and Daniel J. Gladstone (a copy of which was filed as Exhibit 10.95 to Amendment No. 1 to the 2001 10-K Amendment, and is hereby incorporated herein by this reference).

10.19 Amendment No. 4 dated October 2, 2002 to the Trademark License and Technical Assistance Agreement dated January 15, 2002 by and between Latitude Licensing Corp. and I.C. Isaacs & Company, L.P. (a copy of which was filed with the Commission on November 14, 2002 as Exhibit 10.102 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (the "September 2002 10-Q"), and is hereby incorporated herein by this reference).

10.20 Amendment No. 6 dated October 2, 2002 to the Trademark License and Technical Assistance Agreement for Women's Collections dated October 2, 2002 by and between Latitude Licensing Corp. and I.C. Isaacs & Company, L.P. (a copy of which was filed as Exhibit
               10.103 to the September 2002 10-Q, and is hereby incorporated herein by this reference).

10.21 Amendment no. 7, dated March 31, 2003 to the Trademark License and Technical Assistance Agreement for Women's Collections between Latitude Licensing Corp. and I.C. Isaacs & Company L.P. (a copy of which was filed with the Commission on April 4, 2003 as Exhibit 10.110 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002 (the "2002 10-K"), and is hereby incorporated herein by this reference).

10.22 Amendment no. 5 dated March 31, 2003 to the Trademark License and Technical Assistance Agreement dated the 1st day of November 1997 by and between Latitude Licensing Corp. and I.C. Isaacs & Company L.P. (a copy of which was filed as Exhibit 10.111 to the 2002 10-K, and is hereby incorporated herein by this reference).

10.23 Amendment dated as of May 15th, 2003 to the Amended and Restated Employment Agreement between I.C. Isaacs & Company, L.P. and
               Daniel J. Gladstone (a copy of which was filed with the Commission on May 15, 2003 as Exhibit 10.114 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (the "March 2003 10-Q"), and is hereby incorporated herein by this reference).

10.24 Amendment dated as of March 31st, 2003 to the Amended and Restated Employment Agreement between I.C. Isaacs & Company, L.P. and Eugene C. Wielespki (a copy of which was filed as Exhibit
               10.115 to the March 2003 10-Q, and is hereby incorporated herein by this reference).

10.25 Amendment No. 8, dated October 29, 2003 to the Trademark License and Technical Assistance Agreement for Women's Collections between Latitude Licensing Corp. and I.C. Isaacs & Company L.P. (a copy of which was filed with the Commission on November 14, 2003 as Exhibit 10.118 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (the "September 2003 10-Q"), and is hereby incorporated herein by this reference).

10.26 Amendment No. 6, dated October 29, 2003 to the Trademark License and Technical Assistance Agreement dated the 1st day of November 1997 by and between Latitude Licensing Corp. and I.C. Isaacs & Company L.P. (a copy of which was filed as Exhibit 10.119 to the September 2003 10-Q, and is hereby incorporated herein by this reference).

10.27          Amendment  dated  October  13, 2004 to the  Executive  Employment
               Agreement dated December 9, 2003 by and Between I.C. Isaacs & Company, L.P. and Peter J. Rizzo (a copy of which was filed with the Commission as Exhibit 10.120 to the Company's Report on Form 8-K filed on October 22, 2004 (the "October 22, 2004 Form 8-K"), and is hereby incorporated herein by this reference).

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

10.30 Amendment No. 7, dated December 16, 2004, to the Trademark License and Technical Assistance Agreement dated the 1st day of November 1997 by and between Latitude Licensing Corp. and I.C. Isaacs & Company L.P. (a copy of which was filed with the Commission on March 31, 2005 as Exhibit 10.123 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004 (the "2004 10-K"), and is hereby incorporated herein by this reference).

10.31 Amendment No. 9, dated December 16, 2004, to the Trademark License and Technical Assistance Agreement for Women's Collections dated March 4, 1998 by and between Latitude Licensing Corp. and I.C. Isaacs & Company L.P. (a copy of which was filed as Exhibit 10.124 to the 2004 10-K, and is hereby incorporated herein by this reference).

10.32 Assignment of warrant to purchase 300,000 shares of the Company's common stock dated September 28th, 2004 by Textile Investment International S.A. to Rockbrook Investments SA., and consented to on April 13, 2005 by the Company (a copy of which was filed as Exhibit 99.01 to the S-2 Amendment, and is hereby incorporated herein by this reference).

10.33 Assignment of warrant to purchase 200,000 shares of the Company's common stock dated September 28th, 2004 by Textile Investment International S.A. to Rockbrook Investments SA. , and consented to on April 13, 2005 by the Company (a copy of which was filed as Exhibit 99.02 to the S-2 Amendment, and is hereby incorporated herein by this reference).

10.34 Executive Employment Agreement dated December 19, 2005 between I.C. Isaacs & Company L.P. and Gregg A. Holst (a copy of which was filed as Exhibit 10.34 to the Company's Report on Form 8-K filed on December 29, 2005, and is hereby incorporated herein by this reference).

10.35 Amendment No. 8, dated March 29, 2006, to the Trademark License and Technical Assistance Agreement dated the 1st day of November 1997 by and between Latitude Licensing Corp. and I.C. Isaacs & Company L.P.

10.36 Amendment No. 10, dated March 29, 2006, to the Trademark License and Technical Assistance Agreement for Women's Collections dated March 4, 1998 by and between Latitude Licensing Corp. and I.C. Isaacs & Company L.P.

14.01          Code of Ethics for Senior Financial Executives

14.02          Code of Ethics and Business Conduct

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