Form 10-Q
period 2006-03-31
IC ISAACS & CO INC
filed 2006-05-15
CIK 1041179

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             -----------------------

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For Quarterly Period Ended March 31, 2006

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to _______

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

     As of May 11, 2006, 11,996,485 shares of common stock, par value $.0001 per share, ("Common Stock") of the Registrant were outstanding.

================================================================================

                          I. C. ISAACS & COMPANY, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS



                     PART I - FINANCIAL INFORMATION                      Page(s)
                                                                         -------
ITEM 1.  FINANCIAL STATEMENTS                                            3 - 12
            Consolidated Condensed Balance Sheets                             3
            Consolidated Condensed Statements of Operations                   4
            Consolidated Condensed Statements of Cash Flows                   5
            Notes to Consolidated Condensed Financial Statements              6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS                                      13 - 18
            Important information Regarding Forward-Looking Statements       13
            Significant Accounting Policies and Estimates                    13
            Results of Operations                                            14
            Liquidity and Capital Resources                                  16
            Backlog and Seasonality                                          17
            Limited Dependence on Certain Customers                          18

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK          19

ITEM 4.  CONTROLS AND PROCEDURES                                             19

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS                                                            20

         SIGNATURES                                                          21

                          PART I--FINANCIAL INFORMATION
                           I.C. Isaacs & Company, Inc.
                Consolidated Condensed Balance Sheets (Unaudited)

Item 1. Financial Statements.

                                                                     March 31,     December 31,
                                                                        2006           2005
                                                                   --------------  -------------

Assets
Current
  Cash, including temporary investments of $158,000 and $561,000   $   1,529,634   $    943,422
  Accounts receivable, less allowance for doubtful accounts of
    $640,000 and $700,000                                             15,796,103     14,829,496
  Inventories (Note 3)                                                 4,545,581      5,287,483
  Deferred tax asset (Note 6)                                          2,835,000      2,517,000
  Prepaid expenses and other                                             522,111        404,151
                                                                    -------------   ------------
    Total current assets                                              25,228,429     23,981,552
Property, plant and equipment, at cost, less accumulated
  depreciation and amortization                                        2,722,485      2,838,627
Other assets                                                             317,130        322,656
                                                                    -------------   ------------
                                                                   $  28,268,044   $ 27,142,835
                                                                    =============   ============
Liabilities And Stockholders' Equity
Current
  Overdrafts                                                       $          --   $    447,001
  Revolving line of credit (Note 4)                                           --             --
  Current maturities of long-term debt (Note 4)                        3,028,599      2,893,128
  Accounts payable                                                     3,037,335      2,063,521
  Accrued expenses and other current liabilities (Note 5)              3,512,060      5,492,104
                                                                    -------------   ------------
    Total current liabilities                                          9,577,994     10,895,754
                                                                    -------------   ------------
Long-term debt (Note 4)                                                1,340,995      1,726,466
                                                                    -------------   ------------
Minimum pension liability  (Note 10)                                   1,509,000      1,377,000
                                                                    -------------   ------------

Commitments and Contingencies (Note 9)

Stockholders' Equity (Note 7 and 8)
  Preferred stock; $.0001 par value; 5,000,000 shares authorized,
    none outstanding                                                          --             --
  Common stock; $.0001 par value; 50,000,000 shares authorized,
    13,173,194 shares issued; 11,996,485 shares outstanding                1,317          1,317
  Additional paid-in capital                                          44,447,190     44,294,782
  Accumulated deficit                                                (20,669,581)   (23,213,613)
  Accumulated other comprehensive income                              (5,616,000)    (5,616,000)
  Treasury stock, at cost (1,176,709 shares)                          (2,322,871)    (2,322,871)
                                                                    -------------   ------------
    Total stockholders' equity                                        15,840,055     13,143,615
                                                                    -------------   ------------
                                                                   $  28,268,044   $ 27,142,835
                                                                    =============   ============

     See accompanying notes to consolidated condensed financial statements.

                           I.C. Isaacs & Company, Inc.
           Consolidated Condensed Statements of Operations (Unaudited)

                                                        Three Months Ended
                                                             March 31,
                                                   -----------------------------
                                                       2006            2005
                                                    ------------    ------------
Net sales                                          $ 21,263,117    $ 23,701,942
Cost of sales                                        12,196,704      13,750,928
                                                    ------------    ------------
Gross profit                                          9,066,413       9,951,014
                                                    ------------    ------------
Operating Expenses
  Selling                                             2,694,262       2,999,180
  License fees                                        1,377,537       1,488,000
  Distribution and shipping                             611,416         550,538
  General and administrative                          2,038,453       2,249,069
                                                    ------------    ------------
Total operating expenses                              6,721,668       7,286,787
                                                    ------------    ------------
Operating income                                      2,344,745       2,664,227
                                                    ------------    ------------
Other income (expense)
  Interest, net of interest income                      (81,559)       (110,201)
  Other, net                                              3,397             230
                                                    ------------    ------------
Total other expense                                     (78,162)       (109,971)
                                                    ------------    ------------
Income before income taxes                            2,266,583       2,554,256
Net income tax benefit (expense) (Note 6)               277,449         (51,000)
                                                    ------------    ------------
Net income                                         $  2,544,032    $  2,503,256
                                                    ------------    ------------

Basic earnings per share                           $       0.21    $       0.21
Basic weighted average shares outstanding            11,996,485      11,650,802
Diluted earnings per share                         $       0.20    $       0.18
Diluted weighted average shares outstanding          12,664,397      13,651,907



     See accompanying notes to consolidated condensed financial statements.

                           I.C. Isaacs & Company, Inc.
           Consolidated Condensed Statements of Cash Flows (Unaudited)

                                                                                   Three Months Ended
                                                                                       March 31,
                                                                              ----------------------------
                                                                                  2006           2005
                                                                              -------------  -------------
Operating Activities
    Net income                                                                 $ 2,544,032    $ 2,503,256
Adjustments to reconcile net income to cash provided by (used in)
  operating activities
  Provision for doubtful accounts                                                   22,070        126,470
  Write off of accounts receivable                                                 (82,070)       (77,470)
  Provision for sales returns and discounts                                        246,675        802,485
  Sales returns and discounts                                                     (755,802)      (883,485)
  Deferred tax asset                                                              (318,000)            --
  Depreciation and amortization                                                    131,999        132,615
  Stock based compensation                                                         152,408             --
(Increase) decrease in assets
  Accounts receivable                                                             (397,480)    (2,933,583)
  Inventories                                                                      741,902      2,621,297
  Prepaid expenses and other                                                      (117,960)       129,348
  Other assets                                                                      (1,089)       131,375
Increase (decrease) in liabilities
  Accounts payable                                                                 973,814     (1,635,034)
  Accrued expenses and other current liabilities                                (1,980,044)       169,445
  Minimum pension liability                                                        132,000             --
                                                                               ------------   ------------
Cash provided by operating activities                                            1,292,455      1,086,719
                                                                               ------------   ------------
Investing Activities
  Capital expenditures                                                              (9,242)      (706,450)
                                                                               ------------   ------------
Cash used in investing activities                                                   (9,242)      (706,450)
                                                                               ------------   ------------
Financing Activities
  Overdrafts                                                                      (447,001)            --
  Principle payments on long-term debt                                            (250,000)            --
  Net payments on revolving line of credit                                              --       (223,283)
  Issuance of common stock                                                              --         99,063
                                                                               ------------   ------------
Cash used in by financing activities                                              (697,001)      (124,220)
                                                                               ------------   ------------
Increase in cash and cash equivalents                                              586,212        256,049
Cash and Cash Equivalents, at beginning of period                                  943,422      1,045,905
                                                                               ------------   ------------
Cash and Cash Equivalents, at end of period                                    $ 1,529,634    $ 1,301,954
                                                                               ------------   ------------

     See accompanying notes to consolidated condensed financial statements.

                           I.C. Isaacs & Company, Inc.
              Notes to Consolidated Condensed Financial Statements

1.  Basis of Presentation

         The accompanying interim consolidated condensed financial statements include the accounts of I. C. Isaacs & Company, Inc. ("ICI"), I.C. Isaacs & Company L.P. (the "Partnership"), Isaacs Design, Inc. ("Design") and I. C. Isaacs Far East Ltd. (collectively, the "Company"). I.C. Isaacs Far East Ltd. did not have any significant revenue or expenses in 2005 or thus far in 2006. All intercompany balances and transactions have been eliminated.

         The accompanying interim consolidated condensed financial statements have been prepared in conformity with United States (U.S.) generally accepted accounting principles, consistent in all material respects with those applied in the Company's Annual Report on Form 10-K for the year ended December 31, 2005, except for the adoption of Statement of Financial Accounting Standards (SFAS) No. 123(R), "Share-Based Payment," as noted in "Note 8: Stock Options & Stock Based Compensation". The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and judgments that affect the amounts reported in the financial statements and accompanying notes. The accounting estimates that require management's most significant, difficult and subjective judgments include the provisions for doubtful accounts, returns, merchandise allowances, unsold inventory, and tax asset valuation as well as accruals for bonuses, pension liabilities and stock based compensation expense . The actual results experienced by the Company may differ from management's estimates.

         The interim financial information is unaudited, but reflects all normal adjustments that are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented. The interim financial statements should be read in connection with the financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2005.

Stock-Based Compensation Expense

         Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123(R), using the modified prospective transition method, and therefore the results of prior periods have not been restated. Under this method the Company recognizes compensation expense for all stock-based payments granted after January 1, 2006 and prior to but not yet vested as of January 1, 2006, in accordance with SFAS 123(R). Prior to the adoption of SFAS 123(R), the Company accounted for stock-based payments under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and accordingly, the Company was not required to recognize compensation expense for options granted that had an exercise price equal to the market value of the underlying common stock on the date of grant.

         Determining the appropriate fair value model and calculating the fair value of stock-based payment awards require the input of highly subjective assumptions, including the expected life of the stock-based payment awards and stock price volatility. The Company utilizes the Black-Scholes option-pricing model to value compensation expense. The assumptions used in calculating the fair value of stock-based payment awards represent management's best estimates, but the estimates involve inherent uncertainties and the application of management judgment. If factors change and, as a result, management utilizes different assumptions, stock-based compensation expense could be materially different in the future. See Note 8 to the Consolidated Condensed Financial Statements for a further discussion on stock-based compensation.

2.  Recent Accounting Pronouncements

         In February 2006, the FASB issued FASB Statement No. 155, "Accounting for Certain Hybrid Financial Instruments" (SFAS155), which nullifies and amends various accounting guidance relating to accounting for derivative instruments and securitization transactions. In general, these changes will reduce the operational complexity associated with bifurcating embedded derivatives, and increase the number of beneficial interests in securitization transactions. This statement is effective for all financial instruments acquired or issued after the beginning of our first fiscal year that begins after September 15, 2006. The Company does not have any material derivative instruments or securitization transactions; therefore it believes there will be no material impact on its financial condition or results of operations.

         In March 2006, the FASB issued FASB Statement No. 156, "Accounting for Servicing of Financial Assets--an amendment of FASB Statement No. 140". This Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. The Company does not have any servicing assets or liabilities; therefore it believes there will be no material impact on its financial condition, results of operations or cash flows.

3. Inventories

                                                     March 31,      December 31,
Inventories consist of the following:                  2006              2005
                                                   ------------     ------------
Work-in-process...............................     $  1,174,785     $  1,115,107
Finished Goods................................        3,370,796        4,172,376
                                                   ------------     ------------
                                                   $  4,545,581     $  5,287,483
                                                   ============     ============

4. Long-Term Debt

         On December 30, 2004, the Company entered into a three year credit facility (the "Credit Facility") with Wachovia Bank, National Association ("Wachovia"). The Credit Facility provides that the Company may borrow, using as collateral, up to 85% of eligible accounts receivable and a portion of eligible inventory, both as defined by the Credit Facility. Borrowings under the Credit Facility may not exceed $25.0 million including outstanding letters of credit which are limited to $8.0 million at any one time. There were approximately $4.1 million of outstanding letters of credit at March 31, 2006. The Credit Facility accords to the Company the right, at its election, to borrow these amounts as either Prime Rate Loans or LIBOR Loans. Prime Rate Loans bear interest at the prime rate plus the applicable margin in effect from time to time. LIBOR Loans are limited to three in total, must be a minimum of $1,000,000 each and in integral multiples of $500,000 in excess of that amount, and bear interest at the LIBOR rate plus the applicable margin in effect from time to time. The applicable margins, as defined by the Credit Facility, fluctuate from 0.00% to 0.75% for the Prime Loans and 2.00% to 2.75% for LIBOR Loans. The applicable margins are inversely affected by fluctuations in the amount of "excess availability" - the unused portion of the amount available under the facility - which are in staggered increments from less then $2.5 million to $7.5 million. The Credit Facility also requires the Company to comply with certain covenants expressed as fixed charge coverage ratios and tangible liability to net worth ratios. In January and February 2006, as a result of the litigation settlement the Company accrued at the end of December 2005, the Company was in violation of the fixed charged coverage ratio covenant of the Credit Facility and has received a waiver from Wachovia for these violations. The Company was in compliance with these covenants at March 31, 2006. As collateral security for the Company's obligations under the Credit Facility, the Company granted a first priority security interest in all of its assets to Wachovia. In 2004, the Company paid $79,379 as a facility fee to Wachovia in connection with the consummation of the Credit Facility. That fee was deferred and is being amortized over the life of the Credit Facility.

         On May 6, 2002, Textile Investment International S.A. ("Textile"), an affiliate of Latitude Licensing Corp. ("Latitude"), the licensor of the Girbaud Marks to the Company, acquired a note that the Company had issued to a former licensor. On May 21, 2002, Textile exchanged that note for an amended and restated note bearing interest at the rate of 8% per annum, (the "Replacement Note"), which

     o subordinated Textile's rights under the note to the rights of Congress Financial Corporation ("Congress") who was the provider of the accounts receivable and inventory based credit facility the Company was then using,

     o    deferred the original note's principal payments and

     o    extended the maturity date of the note until 2007.

         In connection with the execution of the Credit Facility, the Replacement Note was further amended and restated to subordinate Textile's rights to the rights of Wachovia under the Credit Facility (the "Amended and Restated Replacement Note" and together with the Replacement Note, the "Textile Notes"). The payments that otherwise would have been due under the Textile Notes during each calendar quarter from December 31, 2002 through March 31, 2005 were deferred pursuant to the subordination provisions of those notes. The non-payment and deferral of those payments did not constitute a default under the provisions of the Textile Notes. The obligations under the Textile Notes have been classified as current or long-term based upon the respective original due dates of the quarterly payments specified in the Replacement Note or the Amended and Restated Replacement Note, as the case may be. Subject to the subordination provisions of the Amended and Restated Replacement Note, the aggregate amount of all payments that had been deferred under the Textile Notes is being paid in installments at the rate of $250,000 per month. The Company made one $250,000 principle payment in the first quarter of 2006. In connection with the covenant violations in January and February 2006 mentioned above, and pursuant to the provisions of the Textile Notes, two deferred monthly payments due were not made in the first quarter of 2006. Pursuant and subject to the provisions of the Textile Notes, the Company will incorporate that deferred $500,000 into the balance of the previously deferred unpaid amounts.

5.  Accrued Expenses

      Accrued expenses consist of the following:         March 31, 2006   December 31, 2005
                                                         --------------   -----------------
      Accrued interest                                      $ 1,375,970         $ 1,312,134
      Royalties & other licensor obligations, Note 9            773,743             771,537
      Accrued taxes                                             365,742             318,607
      Accrued professional fees                                 259,424             289,769
      Accrued rent expense                                      178,232             166,603
      Sales commissions payable                                 177,069             157,039
      Customer credit balances                                  141,584              60,224
      Accrued compensation                                      101,984             145,692
      Management & selling bonuses                               97,797             470,047
      Payroll tax withholdings                                    4,255              14,193
      Litigation settlement                                          --           1,750,000
      Other                                                      36,260              36,259
                                                         --------------   -----------------

                                                            $ 3,512,060         $ 5,492,104
                                                         ==============   =================

6. Income Taxes

         As of March 31, 2006 and 2005, the Company has net operating loss carry forwards for income tax reporting purposes of approximately $34,706,000 and $41,353,000 respectively, which represent deferred tax assets of approximately $13,633,000 and $15,908,000 respectively. These net operating losses begin to expire in 2014. The Company evaluates these net operating losses and the related valuation allowances both quarterly and yearly. As a result of the income the Company generated in 2005 and 2004 and based on its net income for in the first quarter of 2006 and projected future taxable income, the Company recognized, for the first time on an interim basis, an income tax benefit of $318,000 (before the alternative minimum tax expense of $40,560) for the three months ended March 31, 2006. As a result of the evaluation conducted during the same period of 2005, management determined, at that time, that no income tax benefit should be recognized for the three month period ended March 31, 2005.

7. Earnings Per Share

         The following table presents a reconciliation of the basic and diluted earnings per share with regard to the weighted average shares outstanding for the three months ended March 31, 2006 and 2005.


                                                                       Per Share
Three Months Ended March 31, 2006:          Net Income      Shares       Amount
                                            -----------   ----------   ---------
Basic earnings per share..................  $ 2,544,032   11,996,485       $0.21
Effect of dilutive options and warrants...                   667,912
Diluted earnings per share................  $ 2,544,032   12,664,397       $0.20


                                                                       Per Share
Three Months Ended March 31, 2005:          Net Income      Shares       Amount
                                            -----------   ----------   ---------
Basic earnings per share..................  $ 2,503,256   11,650,802       $0.21
Effect of dilutive options and warrants...                 2,001,105
Diluted earnings per share................  $ 2,503,256   13,651,907       $0.18


8. Stock Options & Stock Based Compensation

         Under the Company's Amended and Restated Omnibus Stock Plan (the "Company Plan"), the Company may grant qualified and nonqualified stock options, stock appreciation rights, restricted stock or performance awards, payable in cash or shares of common stock, to selected employees. The Company reserved 2,200,000 shares of common stock for issuance under the Company Plan. Options to purchase 25,000 and 75,000 shares of common stock were granted in the first three months of 2006 and 2005 respectively. During the first three months of 2005, options to purchase 72,000 shares of common stock were exercised, and the Company was paid $99,063 in connection therewith. No options to purchase shares of common stock were exercised in the first three months of 2006. No options to purchase shares of common stock were terminated in the first three months of 2006 or 2005. There were outstanding options to purchase 1,199,167 and 1,465,817 shares of common stock at March 31, 2006 and 2005, respectively. These options have a maximum term of 10 years from the date of grant. There were outstanding warrants to purchase 250,000 and 500,000 shares of common stock at March 31, 2006 and 2005 respectively.

         Under the Company's 2005 Non-Employee Directors Stock Option Plan (the "Directors Plan") non-employee directors receive automatic grants of options to purchase common stock in amounts that are specified by such plan. The exercise prices of all options granted under the Directors Plan are fixed at 100% of the market price of the common stock on each grant date. The Company has reserved 450,000 shares of common stock for issuance under the Directors Plan. There were outstanding options to purchase 120,000 shares of common stock at March 31, 2006 all of which were vested. These options have a maximum term of 10 years from the date of grant. No options to purchase shares of common stock were outstanding at March 31, 2005.

         On January 1, 2006 the Company adopted the fair value recognition provisions of SFAS No. 123(R). Prior to January 1, 2006, the Company had accounted for stock-based payments under the recognition and measurement provisions of Accounting Principles Board ("APB") Opinion 25 and related interpretations, as permitted by SFAS No. 123, "Accounting for Stock-Based Compensation." In accordance with APB 25, no compensation expense was required to be recognized for options granted that had an exercise price equal to the market value of the underlying common stock on the date of grant.

         Under the modified prospective method of SFAS No. 123(R), compensation expense of $152,408 was recognized during the three months ended March 31, 2006 and includes compensation expense for all stock-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and compensation expense for all stock based payments granted after January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). The Company's financial results for the prior periods have not been restated.

         As a result of adopting SFAS No. 123(R), during the three months ended March 31, 2006, the Company's net income is $152,408 lower than if it had continued to account for stock based compensation under APB 25 as it did for the three months ended March 31, 2005. Basic and diluted earnings per share for the three months ended March 31, 2006 would have been $0.22 and $0.21, respectively, if the Company had not adopted SFAS No. 123(R), compared to basic and diluted earnings per share of $0.21 and $0.18 for the same period of 2005. Compensation expense was included as general and administrative expense for the period.

         Consistent with the valuation method used for the disclosure only provisions of SFAS No. 123, the Company is using the Black-Scholes option-pricing model to value compensation expense associated with equity awards (i.e. options and warrants). The expected term of equity awards granted is derived using a simplified method using an average of the vesting term and the contractual term. The risk-free interest rate is based on the U.S. Treasury rates at the date of grant. The forfeiture rate is based on past turnover experience of the Company. Expected volatility is based on the historical volatility of the Company's stock. For the three months ended March 31, 2006 and 2005 equity awards granted were valued assuming a risk-free interest rate of 4.5%, volatility of 118%, zero dividend yield, forfeiture rate of 5% and expected lives ranging from 2.8 to 6.5 years. The weighted average grant date fair value price of equity awards granted during the three month period ended March 31, 2006 and 2005 was $3.61 and $5.26 respectively. The total fair value of equity awards granted during the three months ended March 31, 2006 and 2005 was $90,000 and $394,000, respectively.

         The Company records stock compensation expense over the vesting period, which is generally three years. As of March 31, 2006, the Company had approximately $754,000 of unrecognized compensation expense that is expected to be recognized over a weighted average period of approximately 1.3 years. That expectation does not take into account the potential effects of equity awards that may be granted in subsequent periods.

         There were 1,569,167 equity awards outstanding at March 31, 2006 with a weighted average remaining life of 4.33 years, a weighted-average exercise price of $2.06 and an aggregate intrinsic value of approximately $2.6 million. There were 1,099,167 fully vested equity awards outstanding at March 31, 2006 with a weighted average remaining life of 3.81 years, a weighted-average exercise price of $1.64 and an aggregate intrinsic value of approximately $1.4 million. Equity award activity during the three months ended March 31, 2006 is summarized as follows:

                                                            Shares to be    Weighted-Average
                                                              purchased      Exercise Price
                                                          ----------------  ----------------
    Equity awards outstanding at beginning of period             1,544,167            $2.05
    Granted                                                         25,000             3.00
    Exercised                                                           --               --
    Canceled or expired                                                 --               --
                                                          ---------------------------------
    Equity awards at end of period                               1,569,167            $2.06
                                                          =================================
    Equity awards exercisable at end of period                   1,099,167            $1.64
                                                          =================================

         Pro forma information for the three months ended March 31, 2005 has been presented below to reflect the impact of the adoption of SFAS No. 123(R) had the Company been required to adopt this standard for the three months ended March 31, 2005.

                                                                     Three
                                                                     Months
                                                                  Ended March
                                                                    31, 2005
                                                                ---------------

    Net income, as reported                                     $     2,503,256

        Less: Total stock based employee compensation expense
        determined under the fair value method for all awards           (50,473)
                                                                ---------------

     Pro forma net income attributable to common stockholders   $     2,452,783
                                                                ===============

        Basic net income per common share
                 As reported                                             $ 0.21
                Pro forma                                                $ 0.21

        Diluted net income per common share
                 As reported                                             $ 0.18
                 Pro forma                                               $ 0.18


9. Commitments and Contingencies

Girbaud Licensing Agreements

         The Company has entered into two exclusive license agreements with Latitude to manufacture and market men's and women's apparel under the Girbaud brand and certain related trademarks. Both agreements:

     o cover the territory comprising the United States, Puerto Rico and the U.S. Virgin Islands;

     o provide for royalty payments to Latitude, subject to the minimum payment obligations in the amounts of $3.0 million and $1.5 million for men's and women's license agreements respectively, of 6.25% of net sales of regular licensed merchandise and 3.0% of certain irregular and closeout licensed merchandise;

     o will expire at the end of 2007 and each provides an option to the Company to extend the term through the end of 2011;

     o provide for the expenditure of 3% of net sales in 2006, subject to the minimum payment obligations of $500,000 and $400,000 for the men's and women's license agreements respectively, on advertising and related expenses promoting Girbaud brand products for each ; and

     o provide for the expenditure of 3% of net sales in each of 2007, 2008 and 2009 (if extended), subject to the minimum payment obligations of $700,000 and $600,000 for the men's and women's license agreements respectively, on advertising and related expenses promoting Girbaud brand products for each.

Following is a summary of the Company's commitment obligations as of March 31, 2006:

Summary schedule of commitments:                                      Payments Due By Period
                                                       -------------------------------------------------
                                                                                              After 5
                                             Total       Current    1-3 years   4-5 years       years
                                         ------------- ----------- ----------- ------------ ------------
Operating leases                          $ 4,260,931  $  499,855  $  897,934     $953,766   $1,909,375
Employment agreements                       2,563,500   1,576,000     987,500           --           --
Licensing agreement fee obligations (*)     8,123,917   4,748,917   3,375,000           --           --
Licensing agreement fashion show
 obligations(*)                               825,000     600,000     225,000           --           --
Licensing agreement creative &
 advertising fee obligations (*)              410,000     265,000     145,000           --           --
Promotional expense license
 requirement(*)                             2,200,000   1,225,000     975,000           --           --
                                         ------------- ----------- ----------- ------------ ------------
Total contractual obligations             $18,383,348  $8,914,772  $6,605,434     $953,766   $1,909,375
                                         ============= =========== =========== ============ ============

(*) License agreement obligations include amounts accrued but unpaid at March 31, 2006 as well as obligation commitments for years subsequent to that date.

10. Retirement Plan

         The Company maintains a defined benefit pension plan (the "Pension Plan") for its employees. The Company did not make any contributions into the Pension Plan during the first three months of 2006 or 2005. The Company has recognized pension expense of $132,000 and $132,000 for the three months ended March 31, 2006 and 2005, respectively.

   Components of net periodic pension cost             Three Months Ended
                                                 -------------------------------
                                                     2006              2005
                                                 --------------    -------------
   Service cost of current period                $      22,000     $     16,000
   Interest on the above service cost                    2,000            1,000
   Interest on the projected benefit obligation        145,000          143,000
   Expected return on plan assets                     (132,000)        (132,000)
   Amortization of prior service cost                   11,000           11,000
   Amortization of loss                                 84,000           93,000
                                                 --------------    -------------

   Pension cost                                  $     132,000     $    132,000
                                                 ==============    =============

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

Important Information Regarding Forward-Looking Statements

         This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Those statements include indications regarding the intent, belief or current expectations of the Company and its management, including the Company's plans with respect to the sourcing, manufacturing, marketing and distribution of its products, the strength of the Company's backlog, the belief that current levels of cash and cash equivalents together with cash from operations and existing credit facilities will be sufficient to meet its working capital requirements for the next twelve months, its expectations with respect to the performance of the counterparties to its letter of credit agreements, its collection of accounts receivable, its beliefs and intent with respect to and the effect of changes in financial accounting rules on its financial statements. Such statements are subject to a variety of risks and uncertainties, many of which are beyond the Company's control, which could cause actual results to differ materially from those contemplated in such forward-looking statements, including, but not limited to, (i) changes in the marketplace for the Company's products, including customer tastes, (ii) the introduction of new products or pricing changes by the Company's competitors, (iii) changes in the economy, (iv) the risk that the backlog of orders may not be indicative of eventual actual shipments, and (v) termination of one or more of its agreements for use of the Girbaud brand names and images in the manufacture and sale of the Company's products. Existing and prospective investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to update or revise the information contained in this Quarterly Report on Form 10-Q, whether as a result of new information, future events or circumstances or otherwise.

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

                                                         Three Months
                                                             Ended
                                                           March 31,
                                                     --------------------
                                                      2006         2005
                                                     --------     -------
    Net sales......................................    100.0%      100.0%
    Cost of sales..................................     57.4        58.0
                                                     --------     -------
    Gross profit...................................     42.6        42.0
    Selling expenses...............................     12.7        12.7
    License fees...................................      6.5         6.3
    Distribution and shipping expenses.............      2.9         2.3
    General and administrative expenses............      9.5         9.5
                                                     --------     -------
    Operating income...............................     11.0%       11.2%
                                                     --------     -------


Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

Net Sales and gross profit.

         Net sales decreased 10.3% to $21.3 million in the first quarter of 2006 from $23.7 million in the same period of 2005. Net sales of the Girbaud men's product line decreased $0.8 million, or 4.6%, to $18.5 million while the Girbaud women's product line decreased $1.6 million, or 35.5%, to $2.8 million.

         Gross profit decreased 8.9% to $9.1 million in the first quarter of 2006 from $10.0 million in the same period of 2005. Gross margin, or gross profit as a percentage of net sales, increased to 42.6% from 42.0% over the same period.

         Gross units sold remained relatively unchanged at 1.1 million units in the first quarter of 2006 and 2005. Gross sales (sales before adjustment for returns and allowances) decreased 12.9% to $22.2 million in the first quarter of 2006 compared to $25.5 million in the same period of 2005. The related gross margins on these sales (unadjusted for returns and allowances) decreased $1.3 million to $9.8 million in the first quarter of 2006 from $11.1 million in the same period of 2005. Returns and allowances decreased to 4.1% of gross sales in the first quarter of 2006 from 7.1% in the first quarter of 2005.

         The main contributing factors to the decrease in gross sales and gross profit and the increase in gross margin were as follows:

     o Sales of goods sold at regular prices - Sales of goods sold at regular prices decreased 13.7% or $3.2 million to $20.2 million during the first quarter of 2006 (from $23.4 million in the same period of 2005). Gross profit margin on these sales (before adjustments for returns and allowances) was 47.7% in the first quarter of 2006 compared to 49.3% in the same period of 2005.

     o Sales of goods sold at off-price liquidations - Sales of goods sold at off-price liquidations decreased 9.5% or $0.2 million to $1.9 million in the first quarter of 2006 (from $2.1 million in the same period of 2005). Gross profit margin on these sales (before adjustments for returns and allowances) was 6.0% during the first quarter of 2006 compared to a loss percentage of (25.2)% in the first quarter of 2005.

Operating Expenses.

         Operating expenses decreased 8.2% to $6.7 million in the first quarter of 2006 from $7.3 million in the same period of 2005. As a percentage of net sales, operating expenses increased to 31.6% from 30.8% over the same period. The decrease in operating expenses resulted primarily from lower selling and general and administrative expenses.

         Selling expenses decreased $0.3 million to $2.7 million in the first quarter of 2006 primarily as a result of lower design expenses. Design expense decreased to $0.8 million in the first quarter of 2006 compared to $0.9 million in the same period of 2005 primarily as a result of decreased sample expense. Commission expense remained relatively unchanged at $0.8 million in the first quarters of 2006 and 2005. Advertising and promotional related expenses decreased to $0.4 million in the first quarter of 2006 compared to $0.5 million in the same period of 2005.

         License fees decreased $0.1 million to $1.4 million in the first quarter of 2006 from $1.5 million in the same period of 2005. As a percentage of net sales, license fees increased to 6.5% in the first quarter of 2006 compared to 6.3% in the same period of 2005.

         Distribution and shipping expense remained relatively unchanged at $0.6 million in the first quarters of 2006 and 2005. General and administrative expenses decreased $0.2 million to $2.0 million in the first quarter of 2006 from $2.0 million in the same period of 2005. The decrease was mainly attributable to decrease in the first quarter of 2006 in provisions provided for bad debt, bonus and severance expenses (totaling $0.5 million of decreases collectively in the first quarter of 2006 compared to the same period of 2005) partially offset by an increase in administrative salaries ($0.1 million higher in the first quarter if 2006 compared to the same period of 2005) and the recognition of $152,000 of stock option expense in the first quarter of 2006 as a result of the Company's adoption of SFAS 123(R) - "Share-Based Payment".

Operating Income

         Operating income was $2.3 million in the first three months of 2006 compared to $2.7 million for the same period of 2005. The decrease in operating income was attributable to the decrease in gross profit associated with the decrease in net sales partially offset by a decrease in operating expenses. Excluding the effect of $152,000 in stock option expense recognized, operating income would have been 2.5 million for the first three months of 2006.

Interest Expense, net

         Interest expense, net was relatively unchanged at $0.1 million for the three months ended March 31, 2006 and 2005. Due to the improved cash flows from operations, the Company paid down the borrowings on its revolving line of credit at March 31, 2006.

Income Taxes
         As of March 31, 2006 and 2005, the Company has net operating loss carry forwards for income tax reporting purposes of approximately $34.7 million and $41.4 million respectively, which represent deferred tax assets of approximately $13.6 million and $15.9 million respectively. These net operating losses begin to expire in 2014. The Company recognized an income tax benefit of $0.3 million for the three months ended March 31, 2006. No income tax benefit was recognized during the comparable period of 2005.

Liquidity and Capital Resources

         The Company has relied primarily on asset-based borrowings, internally generated funds and trade credit to finance its operations. The Company's capital requirements primarily result from working capital needed to fund inventory and accounts receivable. As of March 31, 2006, the Company had cash and cash equivalents, including temporary investments, of $1.5 million and working capital of $15.5 million compared to $1.3 million and $10.4 million, respectively, as of March 31, 2005.

Cash Flows

         Cash provided by operations totaled $1.3 million and $1.1 million for the first three months of 2006 and 2005, respectively. Cash used by investing activities was insignificant in the first 3 months of 2006 and was $0.7 million for the same period of 2005. Cash used in financing activities was $0.7 million and $0.1 million for the first three months of 2006 and 2005, respectively. .

         Accounts receivable increased $0.4 million from December 31, 2005 to March 31, 2006 compared to an increase of $2.9 million from December 31, 2004 to March 31, 2005. Inventory decreased $0.7 million from December 31, 2005 to March 31, 2006 compared to a decrease of $2.6 million from December 31, 2004 to March 31, 2005. Capital expenditures were $0.7 million for the first three months of 2005 due to the build out of the new office space in New York.

Credit Facilities and Subordinated Note

         Wachovia Bank, National Association, or Wachovia, has granted a $25 million credit facility to the Company. Borrowings under the credit facility are based on the amount of eligible accounts receivable and eligible inventory outstanding when each loan is made, and may not exceed an aggregate of $25.0 million including outstanding letters of credit which are limited to $8.0 million at any one time. At the Company's option, the interest rates at which it borrows funds under the credit facility can be tied to an applicable prime rate or the LIBOR rate in effect at the time when each loan is made. At March 31, 2006, a total of $3.7 million of letters of credit were outstanding and there were no borrowings under the credit facility. The Company must comply with certain covenants expressed as fixed charge coverage ratios and tangible liability to net worth ratios in order to be eligible to borrow funds under the credit facility. In January and February 2006, as a result of the litigation settlement the Company accrued at the end of December 2005, the Company was in violation of the fixed charged coverage ratio covenant of the Credit Facility and has received a waiver from Wachovia for these violations. The Company was in compliance with all of the credit facility's covenants at March 31, 2006.

         The Company extends credit to its customers. Accordingly, the Company may have significant risk in collecting accounts receivable from its customers. The Company has credit policies and procedures which it uses to minimize exposure to credit losses. The Company's collection personnel regularly contact customers with receivable balances outstanding beyond 30 days to expedite collection. If these collection efforts are unsuccessful, the Company may discontinue merchandise shipments until the outstanding balance is paid. Ultimately, the Company may engage an outside collection organization to collect past due accounts. Timely contact with customers has been effective in reducing credit losses. For the three month period ending March 31, 2006 and 2005, the Company's account receivable write-off's were $0.1 million each and as a percentage of net sales were 0.5% and 0.4%, respectively.

         At March 31, 2006, the Company owed approximately $5.8 million to Textile Investment International S.A., or Textile, pursuant to the terms of an amended and restated note in the original principal amount of approximately $6.6 million. The note bears interest at the rate of 8% per annum, and provides for quarterly payments of principal and interest. Textile is an affiliate of Latitude Licensing Corp., the company which granted the licenses under which the Company designs, manufactures and sells its men's and women's lines of Girbaud trademarked apparel. Textile's rights to receive payments under the note are subordinated to Wachovia's rights under the Wachovia credit facility. Pursuant to those subordination rights and similar rights that applied to the note that was replaced by the amended and restated note, the Company, at various times in the past, has been required to defer the payments that otherwise would have been due under those notes. Whenever that has occurred, the deferred amount has become due and payable in monthly installments over an ensuing 12 month period. Most recently, in connection with the credit facility covenant violations in January and February 2006 mentioned above, the Company deferred payment of the $250,000 monthly deferred payments that were to be paid in each of those months. The amended and restated note provides that the non-payment and deferral of all amounts required to be deferred does not constitute a default under that note.


Schedule of contractual obligations:

                                                              Payments Due By Period
                            -----------------------------------------------------------------------------------
                                 Total           Less than 1      1-3 years       4-5 years      After 5 years
                                                    year
                            -----------------   --------------  --------------  --------------  ---------------
Revolving line of credit    $            --     $          --   $          --   $           --  $            --
Long term debt  (*)                5,988,690        4,590,000       1,398,690               --               --
Operating leases                   4,260,930          499,855         897,934          953,766        1,909,375
Employment agreements              2,563,500        1,576,000         987,500               --               --
Girbaud license obligations        8,123,917        4,748,917       3,375,000               --               --
Girbaud fashion shows                825,000          600,000         225,000               --               --
Girbaud creative &
  advertising fees                   410,000          265,000         145,000               --               --
Promotional expense
license requirement                2,200,000        1,225,000         975,000               --               --
                            ----------------    -------------   -------------   --------------  ---------------
Total contractual cash
  obligations               $     24,372,037    $  13,504,772   $   8,004,124   $      953,766  $     1,909,375
                            =================   =============   =============   ==============  ===============

     (*) Long term debt includes principle of $4.4 million, accrued interest of $1.4 million and interest to be accrued in future periods of $0.2 million.

         The Company believes that current levels of cash and cash equivalents ($1.5 million at March 31, 2006), together with funds available under its credit facilities, will be sufficient to meet its capital requirements for the next 12 months.

Backlog and Seasonality

         The Company's business is impacted by the general seasonal trends that are characteristic of the apparel and retail industries. In the Company's segment of the apparel industry, sales are generally higher in the first and third quarters. Historically, the Company has taken greater markdowns in the second and fourth quarters. The Company generally receives orders for its products three to five months prior to the time the products are delivered to stores. The Company had unfilled orders of $29.2 million at March 31, 2006, a slight decrease of 3.3% compared to $30.2 million at March 31, 2005. The Company's order backlog as of April 30, 2006 was approximately $34 million, up 22% from April 30, 2005. The backlog of orders at any given time is affected by a number of factors, including seasonality, weather conditions, scheduling of manufacturing and shipment of products. As the time of the shipment of products may vary from year to year, the results for any particular quarter may not be indicative of the results for the comparable quarter of another year or for the full year.

Limited Dependence on Certain Customers

         Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of trade accounts receivable. The Company's customer base is not concentrated in any specific geographic region, but is concentrated in the retail industry. As of March 31, 2006, no one customer accounted for more than 10% of trade accounts receivable. As of March 31, 2005, the Company had two customers who accounted for 18.5% and 14.3% of trade accounts receivable. For the three months ended March 31, 2006 and 2005 sales to no one customer accounted for more than 10.0% of net sales.

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

                            I.C. ISAACS & COMPANY, INC


Dated: May 15, 2006    BY:                   /S/ PETER J. RIZZO
                            ----------------------------------------------------
                                              Peter J. Rizzo,
                                          Chief Executive Officer


Dated: May 15, 2006    BY:                   /S/ GREGG A. HOLST
                            ----------------------------------------------------
                             Gregg A. Holst, Chief Financial Officer (Principal
                                             Financial Officer)