Form 10-K/A
period 2005-12-31
IC ISAACS & CO INC
filed 2006-05-25
CIK 1041179

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

As of March 30, 2006, 11,996,485 shares of Common Stock were outstanding.

                       Document Incorporated by Reference

None

                           I.C. ISAACS & COMPANY, INC.

                                   FORM 10-K/A
                                 Amendment No. 1

                                EXPLANATORY NOTE

This Amendment No. 1 (the "Amendment") to the Annual Report on Form 10-K of I.C. Isaacs & Company, Inc. (the "Company") amends the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005, originally filed on March 31, 2006 (the "Original Filing").

Pursuant to this Amendment, certain disclosures made in:

     o    Part III, Item 10 of the Original Filing has been revised, as follows:

          |X| to reflect changes made to the disclosures regarding the employment arrangements applicable to the Company's Chief Operating Officer which appear in the subsection entitled "Employment Contracts, Termination of Employment And Change In Control Arrangements," and

          |X| to update the disclosures contained in the subsection entitled "Compliance with Section 16(a) of the Exchange Act."

     o the table entitled "Aggregated Option/SAR Exercises In Last Fiscal Year And Fiscal Year-End Option/SAR Values" appearing in Part III,
          Item 11 of the Original Filing have been revised; and

     o the security ownership table set forth in Part III, Item 12 of the Original Filing has been revised.

Except as described above, no other changes have been made to the Original Filing. This Amendment continues to speak as of the date of the Original Filing, and, except for above-described disclosures, the Company has not updated the disclosures contained therein to reflect any events that occurred at a date subsequent to the filing of the Original Filing.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
                                    PART II

     ITEM 9A  CONTROLS AND PROCEDURES.....................................    3

                                    PART III

     ITEM 10  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.............    3

     ITEM 11. EXECUTIVE COMPENSATION......................................   10

     ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT..................................................   14

                                     PART IV

     ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.....................   16

SIGNATURES................................................................   21

ITEM 9A. CONTROLS AND PROCEDURES

In accordance with the responsibilities of the Company's management responsibilities for establishing and maintaining adequate internal control over the Company's financial reporting, the Company maintains disclosure controls and procedures that are designed to provide reasonable assurance that:

     o information required to be disclosed in the Company's Exchange Act reports

          |X| is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms,

          |X| is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure,

     o    the Company's transactions are properly authorized;

     o the Company's assets are safeguarded against unauthorized or improper use; and

     o    the Company's transactions are properly recorded and reported,

all to permit the preparation of the Company's financial statements in conformity with generally accepted accounting principles.

The Company conducted an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this Amendment No. 1 to the Company's Report on Form 10-K. Among other matters, the Company sought in its evaluation to determine whether there were any significant deficiencies or material weaknesses in the Company's disclosure controls and procedures, and whether it had identified any acts of fraud involving personnel who have a significant role in the implementation of those controls and procedures.

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

Peter J. Rizzo                           Mr. Rizzo has worked within the apparel
Age 53                                   industry during the past 27 years. He
Chief Executive Officer of the Company   became the Company's Chief Executive
Director since February 2004 and         Officer in December, 2003, was
Chairman since July 2004                 appointed to the Board in February
                                         2004, and has served as Chairman of the
                                         Board since July 2004. During the two
                                         years prior to joining the Company,
                                         Mr. Rizzo was a consultant to the
                                         Neiman Marcus Group.  He was President
                                         and Vice Chairman of Bergdorf Goodman
                                         from 1999 to 2002. From 1997 to 1999,
                                         he served as President of Polo Retail
                                         at Polo Ralph Lauren. From 1978 to
                                         1997, he was Executive Vice President
                                         and Head Merchant of Barneys New York.

Olivier Bachellerie                      Mr. Bachellerie has served since 1997
Age: 45                                  as President and Director General of GI
Director since 2002                      Promotion and Cravatatakiller S.A., and
President and Director General of GI     as President of Fashion Services of
Promotion and Cravatatakiller S.A.       America, Inc., each of which is
                                         beneficially owned by Marithe
                                         Bachellerie and Francois Girbaud. Mr.
                                         Bachellerie is the son of Marithe
                                         Bachellerie, who together with Mr.
                                         Girbaud, indirectly own and possess the
                                         right to vote approximately 38% of the
                                         Company's outstanding shares of common
                                         stock.


Rene Faltz                               Mr. Faltz has practiced law in the
Age: 52                                  Grand Duchy of Luxembourg since 1976.
Director since 2002                      He has been with Cabinet D'Avocats Rene
Senior Partner, Cabinet D'Avocats Rene   Faltz since March 2000 after leaving
                                         the firm of Faltz & Kremer. Mr. Faltz
                                         is one of the Managing Directors of,
                                         and serves as counsel to, several
                                         companies that, since 2002, have been
                                         beneficially owned by Marithe
                                         Bachellerie and Francois Girbaud in
                                         connection with the conduct of their
                                         business activities as designers and
                                         marketers of clothing and other items
                                         bearing the various Girbaud trademarks.


Neal J. Fox                              Mr. Fox has held senior management
Age: 71                                  positions at Neiman Marcus, Bergdorf
Director since 1998                      Goodman and I. Magnin. From 1983 to
Consultant                               1988, he was employed by Garfinkel's,
                                         Raleigh & Co., or its predecessor, most
                                         recently as Chairman and Chief
                                         Executive Officer, and was also a
                                         principal shareholder of that company.
                                         From 1989 through March 1999, Mr. Fox
                                         served as the President and Chief
                                         Executive Officer of Sulka, an
                                         international menswear retailer. In
                                         1999, Mr. Fox founded NJF Associates,
                                         Incorporated, a consulting firm
                                         specializing in brand management and
                                         business development for the apparel,
                                         accessories and luxury goods
                                         industries. Mr. Fox served as a
                                         director of Today's Man, a 30 unit
                                         menswear retailer. In March, 2003,
                                         Today's Man filed a petition under
                                         Chapter 11 of the US Bankruptcy Code.


Francois Girbaud                         Mr. Girbaud, an internationally
Age: 61                                  renowned designer and manufacturer of
Director since 2004                      clothing, and licensor of clothing
                                         designs and trademarks for more than 25
                                         years, became one of the Company's
                                         directors in October 2004  Pursuant to
                                         agreements that the Company has with
                                         companies co-owned directly or
                                         indirectly by Mr. Girbaud and Marithe
                                         Bachellerie, the Company licenses the
                                         Girbaud trademarks and designs for use
                                         in the manufacture and sale of various
                                         items of clothing in North America.


Jon Hechler                              Mr. Hechler was employed by Ira J.
Age: 53                                  Hechler and Associates, an investment
Director since 1984                      company, from 1980 to 1999. He is
President, T. Eliot, Inc.                President of T. Eliot, Inc.,
                                         manufacturer of the Sani Seat(R)
                                         hygienic toilet seat system.

Robert Stephen Stec                      Mr. Stec was a Division President of
Age: 51                                  VF Corporation and had sole
Director since 2002                      responsibility for VF's Girbaud
Chairman and Chief Executive Officer of  division in the United States from 1989
Lexington Home Brands                    through 1993. From 1996 to 1998, he
                                         served as President of London Fog
                                         Industries, Inc., a leading
                                         manufacturer and marketer of branded
                                         outerwear. During 1997 and 1998, Mr.
                                         Stec served as a part-time consultant
                                         to Girbaud Design, Inc. and certain of
                                         its affiliates. In 1999, Mr. Stec
                                         served as a consultant to London Fog
                                         for several months. Mr. Stec has been
                                         employed as President and Chief
                                         Executive Officer of Lexington Home
                                         Brands, a leading branded marketer of
                                         home furnishings, since 1999.


John McCoy II                            Mr. McCoy has worked within the apparel
Age: 59                                  industry during the past 38 years. In
Director since 2005                      1970, he began working for Pierre
President of Components by John McCoy,   Cardin's sales operations and held the
Inc                                      position of Executive Vice
                                         President--Clothing when he left that
                                         firm in 1977 to found Fitzgerald by
                                         John McCoy, a US manufacturer of
                                         European styled clothing. In 1985, Mr.
                                         McCoy founded Components by John McCoy,
                                         Inc., a manufacturer and distributor of
                                         luxury clothing brands, including Gran
                                         Sasso, Mason's, Coast, Moncler, Lenor
                                         Romano and Alfred Dunhill.

     Principal Executive Officers of the Company Who Are Not Also Directors

The following table sets forth the names and ages of the Company's principal executive officers who are not directors. The table also provides a description of the positions of employment held by each of such executives for at least the past five years.

Jesse de la Rama                         Mr. de la Rama began his employment
Age: 51                                  with the Company in March 2004 as Vice
Chief Operating Officer of the Company   President of Merchandise Planning and
                                         Retail Development. In December 2004,
                                         he began serving as the Company's Chief
                                         Operating Officer. Mr. de la Rama
                                         engaged in business during the period
                                         from 1997 through February 2004 as a
                                         consultant to the fashion retail
                                         industry and other clients, including
                                         Calvin Klein, Inc., Lambertson/Truex
                                         and Sotheby's, Inc., as president of
                                         his own company, Jesse de la Rama, Inc.
                                         Between 1994 and October 1997, Mr. de
                                         la Rama was Senior Vice President -
                                         Retail of Bally of Switzerland. Between
                                         1979 and September 1994, he was
                                         employed by Barney's New York and
                                         served in various executive capacities,
                                         including Vice President - Outlet
                                         Division and Warehouse Sales (1992 -
                                         1994) and Vice President - Merchandise
                                         Planning (1983 - 1992).


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

     o that, if (a) Mr. Rizzo is not appointed as Chairman of the Board or he is removed from that position, (b) his duties as CEO are materially adversely changed or reduced, (c) his employment is terminated by the LP without cause or if, as a result of the occurrence of any of the events described in clauses (a) or (b), he resigns, he will be entitled to receive the following severance benefits:

          |X| If such termination occurs on or before December 31, 2006, he will be entitled to receive severance in an aggregate amount equal to 1.5 times his base salary and incentive compensation for the immediately preceding year (a minimum of $937,500 up to as much as $1,275,000),

          |X| If such termination occurs after December 31, 2006, he will be entitled to receive severance in an aggregate amount equal to his base salary plus a pro-rata portion of any incentive compensation that otherwise would have become due and payable to him if his employment had not been terminated prior to the end of the year (a minimum of $675,000 up to as much as $850,000) and

          |X| All unvested options granted to Mr. Rizzo under the Plan will immediately vest in full and will be exercisable by him for a period of one year after his employment is terminated.

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

Mr. de la Rama's base salary was increased to $275,000 effective January 1, 2006. The maximum amount of incentive compensation that Mr. de la Rama may earn in 2005 and any renewal year is $175,000.

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

Eugene Wielespki
----------------

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers, directors and persons who beneficially own more than 10% of the Company's common stock to file initial reports of ownership and reports of changes in ownership with the SEC. Such persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms filed by such persons. Based solely on the Company's review of the forms furnished to it, the Company believes that all of those filing requirements were complied with by the Company's executive officers, directors and holders of 10% or more of its common stock during 2005, except as follows:

     o On May 4, 2005, Wurzburg filed an amendment to its initial filing on SEC Form 3 to disclose that it had inadvertently failed to disclose that it had purchased 82,500 shares of common stock on February 2, 2000.

     o Although the conversion by Wurzburg of 3,300,000 shares of the Company's Series A Convertible Preferred Stock into an equal number of shares of common stock had been previously disclosed in the Company's Reports on Form 10-K and in its definitive proxy statements, due to an oversight, such conversion was not disclosed in any Form 4 or Form 5 filing made by Wurzburg until May 4, 2005.

     o Although the issuance on September 18, 2002 to Textile of two common stock purchase warrants entitling it to purchase an aggregate of 500,000 shares of common stock had been previously disclosed in the Company's Reports on Form 10-K and in its definitive proxy statements, due to an oversight, such conversion was not disclosed in any Form 4 or Form 5 filing made by Wurzburg until May 4, 2005.

     o As a result of an oversight on our part, we did not file an initial statement of beneficial ownership of securities on SEC Form 3 for Mr. McCoy, who first became a director in June 2005 upon his election at our 2005 annual meeting of stockholders. We also failed to file a statement of changes in beneficial ownership on SEC Form 4 when we issued options to Messrs. Bachellerie, Faltz, Fox, Girbaud, Hechler and Stec in June 2005 under our Director's Plan. We corrected those oversights in May 2006.

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

                           Summary Compensation Table

                                                                                      Long Term
                                                                                     Compensation
                                                Annual Compensation (1)                 Awards
                                     -----------------------------------------  -----------------------
                                                                  Other Annual  Restricted  Securities
                                                                  Compensation    Stock     Underlying
  Name and Principal Position         Year    Salary($) Bonus($)       ($)      Awards ($)  Options (#)
  ---------------------------        -------- --------- --------- ------------  ---------- ------------
Peter J. Rizzo, CEO                   2005     497,307   350,000   151,575(3)         --           --
                                      2004     490,761        --        --            --      100,000
                                      2003(2)   28,846        --        --            --      500,000
Jesse De La Rama, Exec. VP and COO    2005     250,000    54,858        --            --       75,000
                                      2004(5)  136,694        --        --            --       25,000
Gregg A. Holst, Exec. VP and CFO      2005(6)       --        --        --            --      100,000
Eugene C. Wielepski, Vice President   2005     200,000    40,000   181,504(3)         --           --
                                      2004     181,393        --        --            --           --
                                      2003     184,571        --        --            --           --

Daniel  J. Gladstone, Acting CEO
(2003), Former President--Girbaud
Division (2002 and 2004)              2005(7)  114,400        --        --            --           --
                                      2004     340,922   100,000   339,896(3)         --           --
                                      2003     357,091   207,895        --            --           --
Robert J. Conologue, Former COO and   2005          --        --   727,013(8)         --           --
CFO                                   2004(4)  315,757    40,000   625,342(3)         --           --
                                      2003     273,828        --        --            --      375,000


-------------
(1)  The LP also provided various perquisites and other benefits that did not exceed the lesser of $50,000 or 10% of the aggregate amounts reflected in the salary and bonus columns for each of the Named Executive Officers.
(2)  Mr. Rizzo was only employed for a period of 23 days (from December
     9-December 31) in 2003.
(3)  Compensation resulting from exercise of Plan Option.
(4)  Mr. Conologue's employment was terminated without cause on November 29,
     2004.
(5)  Mr. de la Rama started his employment on March 1, 2004.
(6)  Mr. Holst started his employment on December 27, 2005.
(7)  Mr. Gladstone's employment was terminated in April 2005.
(8)  Other Annual Compensation resulted from the exercise of Plan Options
     ($251,243) and severance paid in 2005 ($475,770).

                      Option/SAR Grants in Last Fiscal Year

The Company did not grant any SARs to any of the Named Executive Officers during the year ended December 31, 2005. The following table sets forth information regarding grants of options made by the company to the Named Executive Officers during 2005.

                                Individual Grants
                 ----------------------------------------------   Potential Realizable
                                                                     Value at Assumed
                  Number of   Percent of                         Annual Rates of Stock
                  Securities    Total     Exercise                   Appreciation for
                  Underlying   Options     Price                     Option Term(1)
                   Options    Granted to    Per     Expiration   ---------------------
    Name           Granted    Employees    Share       Date          5%          10%
    ----           -------    ---------    -----       ----          --          --
Jesse De La Rama    75,000       38%       $6.00     02-15-15    $ 283,000   $ 717,200
Gregg A. Holst     100,000       51%       $4.40     12-27-10    $ 276,700   $ 701,200

----------------

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

                                              Number of Securities
                                             Underlying Unexercised      Value of Unexercised
                       Shares                      Options at          In-the-Money Options at
                    Acquired on   Value        Fiscal Year-End             Fiscal Year-End
    Name             Exercise    Realized  Exercisable/Unexercisable  Exercisable/Unexercisable
    ----             --------    --------  -------------------------  -------------------------
Peter J. Rizzo         21,500    $151,575         478,500/100,000        $1,741,740/$149,000
Jesse De La Rama           --          --            8,333/91,667            $31,000/$62,000
Gregg A. Holst             --          --               0/100,000                  $0/18,900
Eugene Wielepski       44,500    $181,504                      --                         --
Robert J. Conologue    43,000    $251,243                      --                         --

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

The Pension Plan Table below provides the estimated annual benefits payable under the Pension Plan upon retirement in specified compensation and years of service classifications:

                                             Years of Service
                              ---------------------------------------------
         Remuneration            15       20       25       30       35
         ------------            --       --       --       --       --
$100,000.....................  $13,838  $18,451  $23,063  $27,676  $27,676
 125,000.....................   13,838   18,451   23,063   27,676   27,676
 150,000.....................   13,838   18,451   23,063   27,676   27,676
 175,000.....................   13,838   18,451   23,063   27,676   27,676
 200,000.....................   13,838   18,451   23,063   27,676   27,676
 225,000.....................   13,838   18,451   23,063   27,676   27,676
 250,000.....................   13,838   18,451   23,063   27,676   27,676
 300,000.....................   13,838   18,451   23,063   27,676   27,676
 400,000.....................   13,838   18,451   23,063   27,676   27,676
 450,000.....................   13,838   18,451   23,063   27,676   27,676
 500,000.....................   13,838   18,451   23,063   27,676   27,676

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

The estimated credited years of service for each of the Named Executive Officers as of January 1, 2006 were as follows:

                                                                    Estimated
                                                                    Credited
                              Name                              Years of Service
                              ----                              ----------------
     Peter J. Rizzo...........................................          2
     Jesse De La Rama.........................................          2
     Gregg A. Holst...........................................         --
     Eugene Wielepski.........................................         32
     Daniel J. Gladstone......................................          6

       Securities Authorized For Issuance Under Equity Compensation Plans

                                                   Number of securities  Weighted average
                                                      to be issued      exercise price of
                                                    upon exercise of        outstanding    Number of securities
                                                   outstanding options, options, warrants  remaining available
             Plan Category                         warrants and rights      and rights     for future issuance
             -------------                         -------------------- ------------------ --------------------
Equity compensation plans approved by security
 holders (Omnibus Stock Option Plan)                        1,174,167              $1.96              370,400
Equity compensation plans approved by security
 holders (Directors Stock Option Plan)                        120,000              $5.60              330,000
Equity compensation plans not approved by security
 holders                                                            0                N/A                  N/A
Totals                                                      1,294,167              $2.30              700,400


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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Set forth below is information concerning the common stock ownership as of March 28, 2006 by (i) each person who the Company knows owns beneficially 5% or more of its outstanding common stock, (ii) the Company's Chief Executive Officer and each of its other "Named Executive Officers," (iii) each director, and (iv) all of the Company's directors and officers as a group:


                                                   Shares Beneficially Owned
                                                ------------------------------
Name and Address of Beneficial Owner(1)             Number          Percent(2)
---------------------------------------         ---------------    -----------

Wurzburg S.A. (3)                                4,549,167 (4)         37.9
Trafelet & Co LLC (5)                            1,037,000              8.6
Microcapital Fund LP (6)                           992,513              8.3
Jeffrey L. Feinberg (7)                            805,900              6.7
Peter J. Rizzo                                     478,500 (8)          3.8
Jesse de la Rama                                    41,666 (9)            *
Gregg A. Holst                                           -                *
Francois Girbaud (10)                            4,564,167 (11)        38.0
Olivier Bachellerie (12)                            45,000 (13)           *
Rene Faltz (14)                                     45,000 (13)           *
Neal J. Fox                                         67,000 (15)           *
Jon Hechler                                        226,091 (16)         1.9
Robert Stephen Stec (17)                            45,000 (13)           *
John McCoy II (19)                                  15,000 (18)           *
All Officers and Directors as a Group (of 10)    5,527,424 (20)        43.2
_______________________
*    Less than one percent

(1) All shares are owned beneficially and of record unless indicated otherwise. Unless otherwise noted, the address of each stockholder is c/o the company, 3840 Bank Street, Baltimore, Maryland 21224.

(2) Based upon 11,996,485 shares outstanding on the date of this proxy statement, plus, where applicable, any shares issuable pursuant to options or warrants exercisable within 60 days of such date.

(3) Based on information set forth in a Schedule 13D amendment filed with the SEC on April 26, 2005 by Wurzburg SA ("Wurzburg") and certain related entities including Textile Investment International SA ("Textile"), Francois Girbaud and Marithe Bachellerie (collectively, the "Girbaud Group"), reporting shared power to vote or direct the vote of, and shared power to dispose or direct the disposition of 4,549,167 shares. The address of this stockholder is 41, Avenue de la Gare, L-1611 Luxembourg.

(4) Includes 3,966,667 shares owned beneficially and of record by this stockholder's wholly owned subsidiary, Textile.

(5) Based on information set forth in a Schedule 13G amendment filed with the SEC on February 14, 2006 by Trafelet & Company, LLC and a related party reporting shared power to vote or direct the vote of, and shared power to dispose or direct the disposition of 1,037,000 shares. The address of this stockholder is 900 Third Avenue, 5th Floor, New York, New York.

(6) Based on information set forth in a Schedule 13G filed with the SEC on February 14, 2006 by MicroCapital, LLC and related parties reporting shared power to vote or direct the vote of, and shared power to dispose or direct the disposition of 992,513 shares. The address of this stockholder is 623 Fifth Avenue, Suite 2502, New York, New York.

(7) Based on information set forth in a Schedule 13G amendment filed with the SEC on February 9, 2006 by Jeffrey L. Feinberg and related parties reporting shared power to vote or direct the vote of, and shared power to dispose or direct the disposition of 805,900 shares. The address of this stockholder is c/o JLF Asset Management, L.L.C., 2775 Via de la Valle, Suite 204, Del Mar, California.

(8) Includes 478,500 shares that Mr. Rizzo may acquire pursuant to an option exercisable by him within 60 days of the date of this proxy statement.

(9) Includes 41,666 shares that Mr. de la Rama may acquire pursuant to an option exercisable by him within 60 days of the date of this proxy statement.

(10) Mr. Girbaud's address is 8 Rue Du Centre, Vevey, Switzerland.

(11) Includes the shares held by the Girbaud Group. Also includes 15,000 shares that Mr. Girbaud may acquire pursuant to an option exercisable by him within 60 days of the date of this proxy statement.

(12) Mr. Bachellerie's address is 15 Rue Louis Blanc, 75010 Paris, France.

(13) Includes 45,000 shares that this person may acquire pursuant to options exercisable by him within 60 days of the date of this proxy statement.

(14) Mr. Faltz's address is 41 Avenue de la Gare, Luxembourg, L-1611, Grand Duchy of Luxembourg.

(15) Includes 67,000 shares that Mr. Fox may acquire pursuant to options exercisable by him within 60 days of the date of this proxy statement.

(16) Includes 52,000 shares that Mr. Hechler may acquire pursuant to options exercisable by him within 60 days of the date of this proxy statement.

(17) Mr. Stec's address is c/o Lexington Home Brands, 411 South Salisbury Street, Lexington, NC.

(18) Mr. McCoy's address is c/o Components by John McCoy, Inc., 21 West 55th Street, New York, NY

(19) Includes 15,000 shares that Mr. McCoy may acquire pursuant to an option exercisable by him within 60 days of the date of this proxy statement

(20) Includes 804,166 shares that may be acquired by Messrs. Rizzo, de la Rama, Bachellerie, Falz, Fox, Girbaud, Hechler, McCoy and Stec pursuant to options exercisable by them within 60 days of the date of this proxy statement.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)1. Financial Statements. None

(a)2. Financial Statements Schedules. None

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

10.35 Amendment No. 8, dated March 29, 2006, to the Trademark License and Technical Assistance Agreement dated the 1st day of November 1997 by and between Latitude Licensing Corp. and I.C. Isaacs & Company L.P. (a copy of which was filed as Exhibit 10.35 to the Original Filing, and is hereby incorporated herein by this reference).

10.36 Amendment No. 10, dated March 29, 2006, to the Trademark License and Technical Assistance Agreement for Women's Collections dated March 4, 1998 by and between Latitude Licensing Corp. and I.C. Isaacs & Company L.P. (a copy of which was filed as Exhibit 10.36 to the Original Filing, and is hereby incorporated herein by this reference).

14.01 Code of Ethics for Senior Financial Executives (a copy of which was filed as Exhibit 14.01 to the Original Filing, and is hereby incorporated herein by this reference)

14.02 Code of Ethics and Business Conduct (a copy of which was filed as Exhibit 14.02 to the Original Filing, and is hereby incorporated herein by this reference)

21.01     List of  Subsidiaries  (a copy of which was filed as Exhibit 21.01 to
          the  S-2  Amendment,   and  is  hereby  incorporated  herein  by  this
          reference).

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


                                         I.C. ISAACS & COMPANY, INC.
                                         (REGISTRANT)

Date: May 25, 2006                       By: /s/ Gregg A. Holst
                                             -----------------------------------
                                                       Gregg A. Holst
                                                 Executive Vice President and
                                             Chief (Principle) Financial Officer

                                  Exhibit Index
                                  -------------

Exhibit                            Description
No.

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

10.35 Amendment No. 8, dated March 29, 2006, to the Trademark License and Technical Assistance Agreement dated the 1st day of November 1997 by and between Latitude Licensing Corp. and I.C. Isaacs & Company L.P. (a copy of which was filed as Exhibit 10.35 to the Original Filing, and is hereby incorporated herein by this reference).

10.36 Amendment No. 10, dated March 29, 2006, to the Trademark License and Technical Assistance Agreement for Women's Collections dated March 4, 1998 by and between Latitude Licensing Corp. and I.C. Isaacs & Company L.P. (a copy of which was filed as Exhibit 10.36 to the Original Filing, and is hereby incorporated herein by this reference).

14.01 Code of Ethics for Senior Financial Executives (a copy of which was filed as Exhibit 14.01 to the Original Filing, and is hereby incorporated herein by this reference)

14.02 Code of Ethics and Business Conduct (a copy of which was filed as Exhibit 14.02 to the Original Filing, and is hereby incorporated herein by this reference)

21.01     List of  Subsidiaries  (a copy of which was filed as Exhibit 21.01 to
          the  S-2  Amendment,   and  is  hereby  incorporated  herein  by  this
          reference).

31.01     Certification  Pursuant to Section 302 of the  Sarbanes-Oxley  Act of
          2002

31.02     Certification  Pursuant to Section 302 of the  Sarbanes-Oxley  Act of
          2002

32.01 Certification Pursuant to Section 1350 of chapter 63 of Title 18 of the United States Code