Form 10-Q
period 2006-06-30
IC ISAACS & CO INC
filed 2006-08-14
CIK 1041179

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              -------------------

                                    FORM 10-Q

(Mark One)

 [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

                    For Quarterly Period Ended June 30, 2006

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

                For the transition period from          to
                                               -------     --------

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

                                      NONE
                     (Former name, former address and former
                    fiscal year-if changed since last report)
                             ----------------------

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

Large accelerated filer |_|    Accelerated filer |_|   Non-accelerated filer |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). |_| Yes |X| No

     As of August 14, 2006, 11,996,485 shares of common stock, par value $.0001 per share, ("Common Stock") of the Registrant were outstanding.

================================================================================

                          I. C. ISAACS & COMPANY, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS



                                       PART I - FINANCIAL INFORMATION                          Page(s)
  ITEM 1.      FINANCIAL STATEMENTS                                                             3 - 12
                        Consolidated Condensed Balance Sheets                                        3
                        Consolidated Condensed Statements of Operations                              4
                        Consolidated Condensed Statements of Cash Flows                              5
                        Notes to Consolidated Condensed Financial Statements                         6

  ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
               OPERATIONS                                                                      13 - 19
                        Important information Regarding Forward-Looking Statements                  13
                        Significant Accounting Policies and Estimates                               13
                        Results of Operations                                                       14
                        Liquidity and Capital Resources                                             18
                        Backlog and Seasonality                                                     20
                        Limited Dependence on Certain Customers                                     20

  ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                           21

  ITEM 4.      CONTROLS AND PROCEDURES                                                              21

                                        PART II - OTHER INFORMATION

  ITEM 4.      SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS                                 22

  ITEM 6.      EXHIBITS                                                                             22

               SIGNATURES                                                                           23


                          PART I--FINANCIAL INFORMATION
                           I.C. Isaacs & Company, Inc.
                Consolidated Condensed Balance Sheets (Unaudited)


Item 1. Financial Statements.

                                                                         June 30,       December 31,
                                                                           2006             2005
                                                                        --------        -----------
Assets
Current
   Cash, including temporary investments of $76,000 and $561,000....... $  449,748      $   943,422
   Accounts receivable, less allowance for doubtful accounts of
      $693,000 and $700,000............................................ 19,598,331       14,829,496
   Inventories (Note 3)................................................ 11,053,183        5,287,483
   Deferred tax asset (Note 6).........................................  3,167,000        2,517,000
   Prepaid expenses and other..........................................    509,611          404,151
                                                                         ----------       ----------
      Total current assets............................................. 34,777,873       23,981,552
Property, plant and equipment, at cost, less accumulated depreciation
   and amortization....................................................  2,699,780        2,838,627
Other assets...........................................................    311,547          322,656
                                                                         ----------       ----------

                                                                       $37,789,200      $27,142,835
                                                                        ===========     ============
Liabilities And Stockholders' Equity
Current

   Overdrafts.......................................................... $       --      $   447,001
   Revolving line of credit (Note 4)...................................  6,346,218               --
   Current maturities of long-term debt (Note 4).......................  2,565,316        2,893,128
   Accounts payable....................................................  4,025,420        2,063,521
   Accrued expenses and other current liabilities (Note 5).............  3,498,568        5,492,104
                                                                         ----------       ----------
      Total current liabilities........................................ 16,435,522       10,895,754
                                                                         ----------       ----------
Long-term debt (Note 4)................................................    948,113        1,726,466
                                                                         ----------       ----------
Minimum pension liability  (Note 10)...................................  1,598,100        1,377,000
                                                                         ----------       ----------

Commitments and Contingencies (Note 9)

Stockholders' Equity (Note 7 and 8)
   Preferred stock; $.0001 par value; 5,000,000 shares authorized,
      none outstanding.................................................         --               --
   Common stock; $.0001 par value; 50,000,000 shares authorized,
      13,173,194 shares issued; 11,996,485 shares outstanding..........      1,317            1,317
   Additional paid-in capital.......................................... 45,069,190       44,294,782
   Accumulated deficit.................................................(18,324,171)     (23,213,613)
   Accumulated other comprehensive income.............................. (5,616,000)      (5,616,000)
   Treasury stock, at cost (1,176,709 shares).......................... (2,322,871)      (2,322,871)
                                                                         ----------       ----------
      Total stockholders' equity....................................... 18,807,465       13,143,615
                                                                         ----------       ----------
                                                                       $37,789,200      $27,142,835
                                                                        ===========     ============

     See accompanying notes to consolidated condensed financial statements.


                           I.C. Isaacs & Company, Inc.
           Consolidated Condensed Statements of Operations (Unaudited)


                                                  Three Months Ended                Six Months Ended
                                                       June 30,                         June 30,
                                           ------------------------------------------------------------------
                                                2006             2005            2006             2005
                                           ------------------------------------------------------------------
Net sales................................. $   24,040,540  $  21,749,284    $  45,303,657   $  45,451,226
Cost of sales.............................     14,270,313     12,906,814       26,467,017      26,657,742
                                           --------------  -------------    --------------  -------------
Gross profit..............................      9,770,227      8,842,470       18,836,640      18,793,484
                                           --------------  -------------    --------------  -------------
Operating Expenses
   Selling................................      2,599,173      2,691,050        5,293,435       5,690,230
   License fees...........................      1,581,396      1,235,000        2,958,933       2,723,000
   Distribution and shipping..............        618,409        579,669        1,229,825       1,130,207
   General and administrative.............      2,799,687      2,135,922        4,838,140       4,384,991
                                           --------------  -------------    --------------  -------------
Total operating expenses..................      7,598,665      6,641,641       14,320,333      13,928,428
                                           --------------  -------------    --------------  -------------
Operating income..........................      2,171,562      2,200,829        4,516,307       4,865,056
                                           --------------  -------------    --------------  -------------
Other income (expense)
   Interest, net of interest income.......        (98,163)      (139,965)        (179,722)       (250,166)
   Other, net.............................             11              9            3,408             239
                                           --------------  -------------    --------------  -------------
Total other expense.......................        (98,152)      (139,956)        (176,314)       (249,927)
                                           --------------  -------------    --------------  -------------
Income before income taxes................      2,073,410      2,060,873        4,339,993       4,615,129
Income tax benefit (expense) (Note 4).....        272,000        (41,000)         549,449         (92,000)
Net income................................ $    2,345,410  $   2,019,873     $  4,889,442    $  4,523,129
                                           --------------  -------------    --------------  -------------

Basic earnings per share.................          $ 0.20         $ 0.17          $  0.41         $  0.39
Basic weighted average shares outstanding.     11,996,485     11,713,211       11,996,485      11,682,405

Diluted earnings per share................         $ 0.19         $ 0.15           $ 0.39          $ 0.34
Diluted weighted average shares
   outstanding............................     12,664,565     13,407,257       12,665,822      13,407,257


     See accompanying notes to consolidated condensed financial statements.


                           I.C. Isaacs & Company, Inc.
           Consolidated Condensed Statements of Cash Flows (Unaudited)


                                                                                     Six Months Ended June 30,
                                                                                 -----------------------------------
                                                                                       2006             2005
                                                                                 -----------------------------------

Operating Activities
    Net income.................................................................. $ 4,889,442        $  4,523,129
Adjustments to reconcile net income to cash used in operating activities
   Provision for doubtful accounts..............................................     135,059             272,320
   Write off of accounts receivable.............................................    (142,059)           (113,032)
   Provision for sales returns and discounts....................................   1,120,420           1,542,313
   Sales returns and discounts..................................................  (1,699,293)         (1,894,313)
   Deferred tax asset...........................................................    (650,000)                 --
   Depreciation and amortization................................................     255,665             265,750
   Stock based compensation.....................................................     774,408                  --
(Increase) decrease in assets
   Accounts receivable..........................................................  (4,182,962)         (4,422,391)
   Inventories..................................................................  (5,765,700)          1,786,847
   Prepaid expenses and other...................................................    (105,460)            112,044
   Other assets.................................................................       4,494             (52,120)
Increase (decrease) in liabilities
   Accounts payable.............................................................   1,961,899          (1,278,731)
   Accrued expenses and other current liabilities...............................  (1,993,536)         (2,247,586)
   Minimum pension liability....................................................     221,100                  --
                                                                                  -----------         -----------
Cash used in operating activities...............................................  (5,176,523)         (1,505,770)
                                                                                  -----------         -----------
Investing Activities
   Capital expenditures.........................................................    (110,203)         (1,015,238)
                                                                                  -----------         -----------
Cash used in investing activities...............................................    (110,203)         (1,015,238)
                                                                                  -----------         -----------
Financing Activities
   Net change in Overdrafts.....................................................    (447,001)            943,107
   Principle payments on long-term debt.........................................  (1,106,165)                 --
   Net borrowings on revolving line of credit...................................   6,346,218           1,092,106
   Issuance of common stock.....................................................          --             138,128
                                                                                  -----------         -----------
Cash provided by financing activities...........................................   4,793,052           2,173,341
                                                                                  -----------         -----------
Decrease in cash and cash equivalents...........................................    (493,674)           (347,667)
Cash and Cash Equivalents, at beginning of period...............................     943,422           1,045,905
                                                                                  -----------         -----------
Cash and Cash Equivalents, at end of period.....................................  $  449,748        $    698,238
                                                                                  -----------         -----------

     See accompanying notes to consolidated condensed financial statements.


                           I.C. Isaacs & Company, Inc.
              Notes to Consolidated Condensed Financial Statements

1.  Basis of Presentation

     The accompanying interim consolidated condensed financial statements include the accounts of I. C. Isaacs & Company, Inc. ("ICI"), I.C. Isaacs & Company L.P. (the "Partnership"), Isaacs Design, Inc. ("Design") and I. C. Isaacs Far East Ltd. (collectively, the "Company"). I.C. Isaacs Far East Ltd. did not have any revenue or expenses in 2005 or thus far in 2006. All intercompany balances and transactions have been eliminated.

     The accompanying interim consolidated condensed financial statements have been prepared in conformity with United States (U.S.) generally accepted accounting principles, consistent in all material respects with those applied in the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 2005, except for the adoption of Statement of Financial Accounting Standards (SFAS) No. 123(R), "Share-Based Payment," as noted in "Note 8: Stock Options & Stock-Based Compensation". The preparation of financial statements in conformity with placecountry-regionU.S. generally accepted accounting principles requires management to make estimates and judgments that affect the amounts reported in the financial statements and accompanying notes. The accounting estimates that require management's most significant and subjective judgments include the provisions for doubtful accounts, returns, merchandise allowances, unsold inventory, and tax asset valuation as well as accruals for bonuses, pension liabilities and stock-based compensation expense. The actual results experienced by the Company may differ from management's estimates.

     The interim financial information is unaudited, but reflects all normal adjustments that are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented. The interim financial statements should be read in connection with the financial statements in the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 2005.

Stock-Based Compensation Expense

     Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123(R), using the modified prospective transition method. The results of prior periods have not been restated. Under this method, the Company recognizes compensation expense for all stock-based payments granted after January 1, 2006 and prior to, but not yet vested as of January 1, 2006, in accordance with SFAS 123(R). Prior to the adoption of SFAS 123(R), the Company accounted for stock-based payments under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and accordingly, the Company was not required to recognize compensation expense for options granted that had an exercise price equal to the market value of the underlying common stock on the date of grant.

     Determining the appropriate fair value model and calculating the fair value of stock-based payment awards require the input of highly subjective assumptions, including the expected life of the stock-based payment awards and stock price volatility. The Company utilizes the Black-Scholes option-pricing model to value compensation expense. The assumptions used in calculating the fair value of stock-based payment awards represent management's best estimates, but the estimates involve inherent uncertainties and the application of management's judgment. If factors change and, as a result, management utilizes different assumptions, stock-based compensation expense could be materially different in the future. See Note 8 to the Consolidated Condensed Financial Statements for a further discussion on stock-based compensation.

2.  Recent Accounting Pronouncements

     In February 2006, the Financial Accounting Standards Board, or FASB, issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments", which nullifies and amends various accounting guidance relating to accounting for derivative instruments and securitization transactions. In general, these changes will reduce the operational complexity associated with bifurcating embedded derivatives, and increase the number of beneficial interests in securitization transactions. This statement is effective for all financial instruments acquired or issued after the beginning of our first fiscal year that begins after September 15, 2006. The Company does not have any derivative instruments or securitization transactions; therefore it believes there will be no impact on its financial condition or results of operations.

     In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets--an amendment of SFAS No. 140". This Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. The Company does not have any servicing assets or liabilities; therefore it believes there will be no material impact on its financial condition, results of operations or cash flows.

     In June 2006, the FASB issued FASB Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109," which establishes that the financial statement effects of a tax position taken or expected to be taken in a tax return are to be recognized in the financial statements when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 is not expected to have a material impact on our results of operations or our financial position.

3. Inventories


                                                    June 30,       December 31,
Inventories consist of the following:                 2006             2005
                                                  ------------     ------------

Work-in-process............................     $  2,266,719     $  1,115,107
Finished Goods.............................        8,786,464        4,172,376
                                                  ------------     ------------
                                                $ 11,053,183     $  5,287,483
                                                  ============     ============


4. Long-Term Debt

     On December 30, 2004, the Company entered into a three year credit facility (the "Credit Facility") with Wachovia Bank, National Association ("Wachovia"). The Credit Facility provides that the Company may borrow, using as collateral, up to 85% of eligible accounts receivable and a portion of eligible inventory, both as defined by the Credit Facility. Borrowings under the Credit Facility may not exceed $25.0 million including outstanding letters of credit which are limited to $8.0 million at any one time. There were approximately $3.6 million of outstanding letters of credit at June 30, 2006. The Credit Facility accords to the Company the right, at its election, to borrow these amounts as either
Prime Rate Loans or LIBOR Loans. Prime Rate Loans bear interest at the prime rate plus the applicable margin in effect from time to time. LIBOR Loans are limited to three in total, must be a minimum of $1,000,000 each and in integral multiples of $500,000 in excess of that amount, and bear interest at the LIBOR rate plus the applicable margin in effect from time to time. The applicable margins, as defined by the Credit Facility, fluctuate from 0.00% to 0.75% for the Prime Loans and 2.00% to 2.75% for LIBOR Loans. The applicable margins are inversely affected by fluctuations in the amount of "excess availability" - the unused portion of the amount available under the facility - which are in staggered increments from less then $2.5 million to $7.5 million. The Credit Facility also requires the Company to comply with certain covenants expressed as fixed charge coverage ratios and tangible liability to net worth ratios. In January and February 2006, as a result of the litigation settlement the Company accrued at the end of December 2005, the Company was in violation of the fixed charged coverage ratio covenant of the Credit Facility and received a waiver from Wachovia for the violations. The Company was in compliance with these covenants at June 30, 2006. As collateral security for the Company's obligations under the Credit Facility, the Company granted a first priority security interest in all of its assets to Wachovia. In 2004, the Company paid $79,379 as a facility fee to Wachovia in connection with the consummation of the Credit Facility. That fee was deferred and is being amortized over the life of the Credit Facility.

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

     In connection with the execution of the Credit Facility, the Replacement Note was further amended and restated to subordinate Textile's rights to the rights of Wachovia under the Credit Facility (the "Amended and Restated Replacement Note" and together with the Replacement Note, the "Textile Notes"). The payments that otherwise would have been due under the Textile Notes during each calendar quarter from December 31, 2002 through March 31, 2005 were deferred pursuant to the subordination provisions of those notes. The non-payment and deferral of those payments did not constitute a default under the provisions of the Textile Notes. The obligations under the Textile Notes have been classified as current or long-term based upon the respective original due dates of the quarterly payments specified in the Replacement Note or the Amended and Restated Replacement Note, as the case may be. Subject to the subordination provisions of the Amended and Restated Replacement Note, the aggregate amount of all payments that had been deferred under the Textile Notes is being paid in installments at the rate of $250,000 per month. As of June 30, 2006, these deferred amounts totaled $1,990,000 of which $678,000 was classified as current maturities of long-term debt and $1,312,000 was classified as accrued interest (see Note 5). In connection with the waived covenant violations in January and February 2006 mentioned above and to not fall into non-compliance with these covenants for April 2006 and pursuant to the provisions of the Textile Notes, the January, February and April 2006 deferred monthly payments due were not made in the first half of 2006. Pursuant and subject to the provisions of the Textile Notes, the Company will incorporate that deferred $750,000 into the balance of the previously deferred unpaid amounts. The June 2006 obligations of $420,000 and $250,000 were paid subsequent to June 30, 2006.

5.  Accrued Expenses


Accrued expenses consist of the following:          June 30,       December 31,
                                                      2006             2005
                                                 -----------       ------------
Accrued interest, Note 4                         $ 1,369,476        $ 1,312,134
Royalties & other licensor obligations, Note 9       828,197            771,537
Accrued taxes                                        345,826            318,607
Sales commissions payable                            231,823            157,039
Accrued rent expense                                 189,861            166,603
Management & selling bonuses                         176,944            470,047
Accrued compensation                                 146,103            145,692
Customer credit balances                             102,574             60,224
Accrued professional fees                             67,768            289,769
Payroll tax withholdings                               3,736             14,193
Litigation settlement                                     --          1,750,000
Other                                                 36,260             36,259
                                              ---------------   ----------------

                                                 $ 3,498,568        $ 5,492,104
                                              ===============   ================

6. Income Taxes

     As of June 30, 2006 and 2005, the Company has net operating loss carry forwards for income tax reporting purposes of approximately $34,706,000 and $41,353,000 respectively, which represent deferred tax assets of approximately $13,633,000 and $15,908,000 respectively. These net operating losses begin to expire in 2014. The Company evaluates these net operating losses and the related valuation allowances both quarterly and yearly. As a result of the income the Company generated in 2005 and 2004 and based on its net income for in the first half of 2006 and projected future taxable income, the Company began recognizing income tax benefits on an interim basis for the first time during 2006. The estimated income tax benefit was $332,000 and $650,000 (before the alternative minimum tax expense of $60,000 and $100,551) for the three and six months ended June 30, 2006 respectively. As a result of the evaluation conducted during the same period of 2005, management determined, at that time, that no income tax benefit should be recognized for the same periods of 2005.

7. Earnings Per Share

     The following table presents a reconciliation of the basic and diluted earnings per share with regard to the weighted average shares outstanding for the three and six months ended June 30, 2006 and 2005.


Three Months Ended June 30, 2006:                                                            Per Share
                                                         Net Income         Shares             Amount
                                                         ----------       ----------       ----------
Basic earnings per share.............................       $ 2,345,410       11,996,485        $ 0.20
Effect of dilutive options and warrants..............                            668,080
Diluted earnings per share...........................       $ 2,345,410       12,664,565        $ 0.19

                                                                                             Per Share
Three Months Ended June 30, 2005:                        Net Income          Shares           Amount
                                                         ----------       ----------       ----------
Basic earnings per share.............................       $ 2,019,873       11,713,211        $ 0.17
Effect of dilutive options and warrants..............                          1,694,046
Diluted earnings per share...........................       $ 2,019,873       13,407,257        $ 0.15


                                                                                             Per Share
Six Months Ended June 30, 2006:                          Net Income          Shares           Amount
                                                         ----------       ----------       ----------
Basic earnings per share.............................       $ 4,889,442       11,996,485         $0.41
Effect of dilutive options and warrants..............                            669,337
Diluted earnings per share...........................       $ 4,889,442       12,665,822         $0.39

                                                                                             Per Share
Six Months Ended June 30, 2005:                          Net Income          Shares           Amount
                                                         ----------       ----------       ----------
Basic earnings per share.............................       $ 4,523,129       11,682,405        $ 0.39
Effect of dilutive options and warrants..............                          1,724,852
Diluted earnings per share...........................       $ 4,523,129       13,407,257        $ 0.34


8. Stock Options and Stock Based Compensation

     Under the Company's Amended and Restated Omnibus Stock Plan (the "Company Plan"), the Company may grant qualified and nonqualified stock options, stock appreciation rights, restricted stock or performance awards, payable in cash or shares of common stock, to selected employees. The Company reserved 2,200,000 shares of common stock for issuance under the Company Plan. Options to purchase 40,000 and 75,000 shares of common stock were granted in the first six months of 2006 and 2005 respectively. No options to purchase shares of common stock were exercised or terminated in the first six months of 2006. During the first six months of 2005, options to purchase 131,500 shares of common stock were exercised, and the Company was paid $138,128 in connection therewith. During the first six months of 2005, options to purchase 372,650 shares of common stock were terminated. There were outstanding options to purchase 1,214,167 and 1,161,667 shares of common stock at June 30, 2006 and 2005, respectively. These options have a maximum term of 10 years from the date of grant. There were outstanding warrants to purchase 250,000 and 500,000 shares of common stock at June 30, 2006 and 2005 respectively.

     Under the Company's 2005 Non-Employee Directors' Stock Option Plan (the "Directors' Plan") non-employee directors receive automatic grants of options to purchase common stock in amounts that are specified by such plan. The exercise prices of all options granted under the Directors Plan are fixed at 100% of the market price of the common stock on each grant date. The Company has reserved 450,000 shares of common stock for issuance under the Directors Plan. Options to purchase 105,000 and 120,000 shares of common stock were granted in the first six months of 2006 and 2005 respectively. There were outstanding options to purchase 225,000 and 120,000 shares of common stock at June 30, 2006 and 2005 respectively under this plan, all of which were fully vested at time of issuance. These options have a maximum term of 10 years from the date of grant.

     Under the modified prospective method of SFAS No. 123(R), compensation expense of $622,000 and $774,400 was recognized during the three and six months ended June 30, 2006 respectively. This includes compensation expense for all stock-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and compensation expense for all stock based payments granted after January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). The Company's financial results for the prior periods have not been restated. As a result of adopting SFAS No. 123(R) in 2006, the Company's net income for the three and six months ended June 30, 2006 is $622,000 and $774,400 lower than if it had continued to account for stock based compensation under APB 25 as it did for the same periods in 2005.

     Consistent  with  the  valuation   method  used  for  the  disclosure  only
provisions of SFAS No. 123, the Company is using the Black-Scholes option-pricing model to value compensation expense associated with equity awards (i.e. options and warrants). The expected term of equity awards granted is derived using a simplified method using an average of the vesting term and the contractual term. The risk-free interest rate is based on the U.S. Treasury rates at the date of grant. The forfeiture rate is based on past turnover experience of the Company. Expected volatility is based on the historical volatility of the Company's stock. For the six months ended June 30, 2006 and 2005 equity awards granted were valued assuming a risk-free interest rate between 4.5% and 5.0% per annum, volatility between 110% and 120%, zero dividend yield, forfeiture rate of 5% and expected lives ranging from 2.8 to 6.5 years. The weighted average grant date fair value price of equity awards granted during the six month period ended June 30, 2006 and 2005 was $4.46 and $4.92 respectively. The total fair value of equity awards granted during the six months ended June 30, 2006 and 2005 was $646,000 and $959,500, respectively.

     The Company records stock compensation expense over the vesting period, which is generally three years. As of June 30, 2006, the Company had approximately $669,000 of unrecognized compensation expense that is expected to be recognized over a weighted average period of approximately 1.1 years. That expectation does not take into account the potential effects of equity awards that may be granted in subsequent periods.

     There were 1,689,167 equity awards outstanding at June 30, 2006 with a weighted average remaining life of 5.0 years, a weighted-average exercise price of $2.33 and an aggregate intrinsic value of approximately $3.2 million. There were 1,204,167 fully vested equity awards outstanding at June 30, 2006 with a weighted average remaining life of 5.1 years, a weighted-average exercise price of $2.00 and an aggregate intrinsic value of approximately $1.9 million. Equity award activity during the six months ended June 30, 2006 is summarized as follows:
                                                                    Weighted-
                                                   Shares to be      Average
                                                     purchased    Exercise Price
                                                   ------------   --------------
Equity awards outstanding at beginning of period     1,544,167         $2.05
Granted                                                145,000          5.43
Exercised                                                   --            --
Canceled or expired                                         --            --

                                                  ----------------------------
Equity awards at end of period                       1,689,167         $2.33
                                                  ============================

Equity awards exercisable at end of period           1,204,167         $2.00
                                                  ============================

     Pro forma information for the three and six months ended June 30, 2005 has been presented below to reflect the impact of the adoption of SFAS No. 123(R) had the Company been required to adopt this standard for the three and six months ended June 30, 2005.


                                                                         Three Months     Six Months
                                                                        Ended June 30,  Ended June 30,
                                                                             2005            2005
                                                                        --------------------------------
Net income, as reported                                             $     2,019,873   $   4,523,129

      Less: Total stock based employee compensation expense
      determined under the fair value method for all awards                (687,124)       (754,470)
                                                                        --------------------------------

 Pro forma net income attributable to common stockholders           $     1,332,749   $   3,768,659
                                                                        ================================

      Basic net income per common share
               As reported                                                   $ 0.17          $ 0.39
               Pro forma                                                     $ 0.11          $ 0.32

      Diluted net income per common share
               As reported                                                   $ 0.15          $ 0.34
               Pro forma                                                     $ 0.10          $ 0.28


9. Commitments and Contingencies

Girbaud Licensing Agreements

     The Company has entered into two exclusive license agreements with Latitude to manufacture and market men's and women's apparel under the Girbaud brand and certain related trademarks. Both agreements:

o cover the territory comprising the country-regionUnited States, placePuerto Rico and the U.S. Virgin Islands;

o provide for royalty payments to Latitude, subject to the annual minimum obligations in the amounts of $3.0 million and $1.5 million for men's and women's license agreements respectively, of 6.25% of net sales of regular licensed merchandise and 3.0% of certain irregular and closeout licensed merchandise;

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

Following is a summary of the Company's commitment obligations as of June 30, 2006:


Summary schedule of commitments:                                Payments Due By Period
                                             --------------------------------------------------------------
                                Total           Current         1-3 years       4-5 years    After 5 years
                            ---------------  ---------------  ---------------  ------------  --------------
Operating leases               $ 4,131,222       $  480,047       $  904,743     $ 959,173     $ 1,787,259
Employment agreements            1,915,250        1,165,250          750,000            --              --
Licensing agreement fee
obligations (*)                  7,202,648        4,952,648        2,250,000            --              --
Licensing agreement
fashion show obligations(*)        675,000          525,000          150,000            --              --
Licensing agreement
creative & advertising fee
obligations (*)                    405,000          310,000           95,000            --              --
Promotional expense
license requirement(*)           1,964,000        1,314,000          650,000            --              --
                            ---------------  ---------------  ---------------  ------------  --------------

Total contractual             $ 16,293,120      $ 8,746,945      $ 4,799,743     $ 959,173     $ 1,787,259
obligations                ===============   ===============  ===============  ============  ==============


(*) License agreement obligations include amounts accrued but unpaid at June 30, 2006 as well as obligation commitments for years subsequent to that date.

10. Retirement Plan

     The Company maintains a defined benefit pension plan (the "Pension Plan") for its employees. The Company did not make any contributions into the Pension Plan during the first six months of 2006 or 2005. Pension expense and the related components for the three and six month periods ended June 30, 2006 and 2005 are as follows:


Components of net periodic pension expense               Three Months Ended
                                               ---------------------------------
                                                     2006                2005
                                               ---------------    --------------
Service cost of current period                 $     17,000         $   16,000
Interest on the above service cost                    1,100              1,000
Interest on the projected benefit obligation        122,000            143,000
Expected return on plan assets                     (110,000)          (132,000)
Amortization of prior service cost                    9,000             11,000
Amortization of loss                                 50,000             93,000
                                               -----------------   -------------
Pension expense                                 $    89,100         $  132,000
                                               ===============      ============

                                                         Six Months Ended
                                               ---------------------------------
                                                     2006                2005
                                               ---------------    --------------
Service cost of current period                  $    39,000         $   32,000
Interest on the above service cost                    2,100              2,000
Interest on the projected benefit obligation        267,000            285,000
Expected return on plan assets                     (242,000)          (264,000)
Amortization of prior service cost                   20,000             22,000
Amortization of loss                                134,000            187,000
                                               -----------------   -------------
Pension expense                                 $   221,100         $  264,000
                                               ===============      ============

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


Significant Accounting Policies and Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted within the United States of America requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying financial statements and related notes. In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. The Company does not believe there is a great likelihood that materially different amounts would be reported related to the accounting policies described below; however, application of these accounting policies involves the exercise of judgment and the use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.

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

                                                            Three Months               Six Months
                                                               Ended                     Ended
                                                              June 30,                  June 30,
                                                          -----------------        -----------------
                                                         2006         2005         2006         2005
                                                         ----         ----         ----         ----
Net sales.............................................. 100.0%       100.0%       100.0%        100.0%
Cost of sales..........................................  59.4         59.4         58.5          58.7
                                                         ----         ----         ----          ----
Gross profit...........................................  40.6         40.6         41.5          41.3
Selling expenses.......................................  10.8         12.4         11.7          12.5
License fees...........................................   6.6          5.5          6.5           5.9
Distribution and shipping expenses.....................   2.6          2.8          2.7           2.4
General and administrative expenses....................  11.6          9.8         10.7           9.7
                                                         ----         ----         ----          ----
Operating income.......................................   9.0%        10.1%         9.9%         10.8%
                                                         ----         ----         ----          ----

Overview


     Net income increased 15% to $2.3 million during the three months ended June 30, 2006 from $2.0 million during the comparable period of 2005. During the six month period ended June 30, 2006, net income increased 8.9% to $4.9 million from $4.5 million in the same period of 2005.

     On January 1, 2006, the Company began to recognize the fair value of share-based payments made to employees and to non-employee directors under the provisions of SFAS 123(R). In periods prior to January 1, 2006, pursuant to Accounting Principles Board Opinion 25, the Company was not required to recognize any compensation expense with regard to the stock based compensation grants it had made (see Note 8, Stock Options and Stock Based Compensation, in the accompanying notes to consolidated financial statements included in Part I,
Item 1 of this Report). In order to facilitate a comparative review of the cumulative effect of the non-cash charge to the Company's earnings that resulted in this change in accounting methodology, we have provided the following table which reflects for the periods presented our net income and net income per share in accordance with generally accepted accounting principles, and on a pro forma basis as though the stock based compensation accounting methodology we were permitted to employ during the three and six month periods ended June 30, 2005 was also employed during the comparable periods of 2006.


                                                      Three Months Ended              Six Months Ended
                                                           June 30,                       June 30,
                                                ------------------------------- -----------------------------
                                                     2006           2005             2006            2005
                                                -------------- ---------------- -------------- --------------
Net Income                                      $  2,345,410   $    2,019,873   $  4,889,442   $   4,523,129
Effect of stock-based compensation expense           622,000                -        774,000              -
                                                -------------- ---------------- -------------- --------------
Pro Forma Net Income                            $  2,967,410    $   2,019,873   $  5,663,442   $   4,523,129
                                                ============== ================ ============== ==============

Net Income Per Share - Basic                        $0.20           $0.17           $0.41          $0.39
Effect of stock-based compensation expense           0.05             -              0.06            -
                                                -------------- ---------------- -------------- --------------
Pro Forma Net Income per Share - Basic              $0.25           $0.17           $0.47          $0.39
                                                ============== ================ ============== ==============

Net Income per Share - Diluted                      $0.19           $0.15           $0.39          $0.34
Effect of stock-based compensation expense           0.04             -              0.06            -
                                                -------------- ---------------- -------------- --------------
Pro Forma Net Income per Share - Diluted            $0.23           $0.15           $0.45          $0.34
                                                ============== ================ ============== ==============



Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005


Net Sales and gross profit.

     Net sales increased 10.5% to $24.0 million in the second quarter of 2006 from $21.7 million in the same period of 2005. Net sales of the Girbaud men's product line increased $3.8 million, or 21.7%, to $21.3 million while the Girbaud women's product line decreased $1.5 million, or 34.9%, to $2.8 million.

     Gross profit increased 10.5% to $9.8 million in the second quarter of 2006 from $8.8 million in the same period of 2005. Gross margin, or gross profit as a percentage of net sales, was 40.6% during the second quarter of 2006 and 2005.

     Gross units sold increased to 1.3 million units in the second quarter of 2006 compared to 1.2 million units in the same period of 2005. Gross sales (sales before adjustment for returns and allowances) increased 8.5% to $25.4 million in the second quarter of 2006 compared to $23.4 million in the same period of 2005. The related gross margins on these sales (unadjusted for returns and allowances) increased $1.5 million to $10.9 million in the second quarter of 2006 from $9.4 million in the same period of 2005. Returns and allowances decreased to 5.1% of gross sales in the second quarter of 2006 from 7.1% in the second quarter of 2005.

     The main contributing factors affecting gross sales, gross profit and gross margin were as follows:

o Sales of goods sold at regular prices - Sales of goods sold at regular prices increased 9.0% or $1.9 million to $23.0 million during the second quarter of 2006 (from $21.1 million in the same period of 2005). Gross profit margin on these sales (before adjustments for returns and allowances) was 46.6% in the second quarter of 2006 compared to 43.3% in the same period of 2005.

o Sales of goods sold at off-price liquidations - Sales of goods sold at off-price liquidations increased 4.3% or $0.1 million to $2.4 million in the second quarter of 2006 (from $2.3 million in the same period of 2005). Gross profit margin on these sales (before adjustments for returns and allowances) was 8.5% during the second quarter of 2006 compared to a loss percentage of (34.8)% in the second quarter of 2005.


Operating Expenses.

     Operating expenses increased 14.4% to $7.6 million in the second quarter of 2006 from $6.6 million in the same period of 2005. As a percentage of net sales, operating expenses increased to 31.7% from 30.4% over the same period. The increase in operating expenses resulted primarily from license fees and an increase in general and administrative expenses.

     Selling expenses decreased $0.1 million to $2.6 million in the second quarter of 2006 primarily as a result of lower sales and design expenses partially offset by higher commission expense. Sales expense decreased to $0.6 million in the second quarter of 2006 from $0.7 million in the same period of 2005 as a result of reduced sales department personnel. Design expense decreased to $0.8 million in the second quarter of 2006 compared to $1.0 million in the same period of 2005 primarily as a result of decreased sample expense. Commission expense increased to $0.9 million in the second quarter of 2006 compared to $0.6 million in the same period of 2005. Advertising and promotional related expenses remained relatively unchanged at $0.2 million in the second quarters of 2006 and 2005.

     License fees increased $0.4 million to $1.6 million in the second quarter of 2006 from $1.2 million in the same period of 2005. As a percentage of net sales, license fees increased to 6.6% in the second quarter of 2006 compared to 5.7% in the same period of 2005. The increase is associated with the increase in men's product sales.

     Distribution and shipping expense remained relatively unchanged at $0.6 million in the second quarters of 2006 and 2005. General and administrative expenses increased $0.7 million to $2.8 million in the second quarter of 2006 from $2.1 million in the same period of 2005. The increase was mainly attributable to an increase in the second quarter of 2006 for administrative salaries, stock option expense and professional fees (totaling $0.5 million of increases collectively in the second quarter of 2006 compared to the same period of 2005) partially offset by a decrease in bonus expense and franchise taxes ($0.3 million lower in the second quarter of 2006 compared to the same period of 2005).


Operating Income

     Operating income was $2.2 million in the second quarter of 2006 compared to $2.2 million for the same period of 2005. The operating income was affected by the increase in gross profit associated with the increase in net sales was partially offset by an increase in operating expenses.


Interest Expense, net


     Interest expense, net was relatively unchanged at $0.1 million for the three months ended June 30, 2006 and 2005.

Income Taxes

     As of June 30, 2006 and 2005, the Company has net operating loss carry forwards for income tax reporting purposes of approximately $34.7 million and $41.4 million respectively, which represent deferred tax assets of approximately $13.6 million and $15.9 million respectively. These net operating losses begin to expire in 2014. The Company recognized an income tax benefit of $0.3 million for the three months ended June 30, 2006. No income tax benefit was recognized during the comparable period of 2005.


Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005


Net Sales and gross profit.

     Net sales slightly decreased 0.4% to $45.3 million in the first half of 2006 from $45.5 million in the same period of 2005. Net sales of the Girbaud men's product line increased $2.9 million, or 7.3%, to $39.7 million while the Girbaud women's product line decreased $3.1 million, or 35.6%, to $5.6 million.

     Gross profit remained relatively unchanged at $18.8 million in the first half of 2006 compared to the same period of 2005. Gross margin, or gross profit as a percentage of net sales, was 41.5% during the first half of 2006 compared to 41.3% over the same period of 2005.

     Gross units sold increased to 2.4 million units in the first half of 2006 compared to 2.32 million units in the same period of 2005. Gross sales (sales before adjustment for returns and allowances) decreased 2.7% to $47.6 million in the first half of 2006 compared to $48.9 million in the same period of 2005. The related gross margins on these sales (unadjusted for returns and allowances) increased $0.3 million to $20.7 million in the first half of 2006 from $20.4 million in the same period of 2005. Returns and allowances decreased to 4.7% of gross sales in the first half of 2006 from 7.1% in the same period of 2005.

     The main contributing factors affecting gross sales, gross profit and gross margin were as follows:

     o Sales of goods sold at regular prices - Sales of goods sold at regular prices decreased 4.9% or $2.2 million to $43.3 million during the first half of 2006 (from $44.5 million in the same period of 2005). Gross profit margin on these sales (before adjustments for returns and allowances) was 47.1% in the first half of 2006 compared to 48.9% in the same period of 2005.

     o Sales of goods sold at off-price liquidations - Sales of goods sold at off-price liquidations decreased 2.3% or $0.1 million to $4.3 million in the first half of 2006 (from $4.4 million in the same period of 2005). Gross profit margin on these sales (before adjustments for returns and allowances) was 7.4% during the first half of 2006 compared to a loss percentage of (30.2)% in the first half of 2005.


Operating Expenses.

     Operating expenses increased 2.9% to $14.3 million in the first half of 2006 from $13.9 million in the same period of 2005. As a percentage of net sales, operating expenses increased to 31.5% in the first half of 2006 compared to 30.5% in the comparable period of 2005. The increase in operating expenses resulted primarily from by an increase in license fees and increases in distribution and shipping expenses and general and administration expenses partially offset by a decrease in selling expenses.

     Selling expenses decreased $0.4 million to $5.3 million in the first half of 2006 primarily as a result of lower sales and design expenses partially offset by higher commission expense. Sales expense decreased to $1.3 million in the first half of 2006 from $1.6 million in the same period of 2005 as a result of reduced sales department personnel. Design expense decreased to $1.6 million in the first half of 2006 compared to $1.9 million in the same period of 2005 primarily as a result of decreased sample expense partially offset by an increase in design personnel costs. Commission expense increased to $1.7 million in the first half of 2006 compared to $1.4 million in the same period of 2005. Advertising and promotional related expenses decreased to $0.6 million in the first half of 2006 compared to $0.7 million in the same period of 2005.

     License fees increased $0.3 million to $3.0 million in the first half of 2006 from $2.7 million in the same period of 2005. As a percentage of net sales, license fees increased to 6.6% in the first half of 2006 compared to 5.9% in the same period of 2005. The increase is associated with the increase in men's product sales.

     Distribution and shipping expense increased slightly to $1.2 million in the first half of 2006 compared to $1.1 million in the same period of 2005. General and administrative expenses increased $0.4 million to $4.8 million in the second quarter of 2006 from $4.4 million in the same period of 2005. The increase was mainly attributable to increases in administrative salaries, stock option expense and professional fees (totaling $0.8 million of increases collectively in the first half of 2006 compared to the same period of 2005) which were partially offset by decreases in bonus, severance, bad debt and franchise tax expenses ($0.8 million lower in the first half quarter of 2006 compared to the same period of 2005).


Operating Income

     Operating income was $4.5 million in the first half of 2006 compared to $4.9 million for the same period of 2005. Excluding the effect of $$0.8 million in stock option expense, operating income would have been $5.3 million for the first half of 2006.


Interest Expense, net

     Interest expense, net was relatively unchanged at $0.2 million for the first half of 2006 and 2005


Income Taxes

     As of June 30, 2006 and 2005, the Company has net operating loss carry forwards for income tax reporting purposes of approximately $34.7 million and $41.4 million respectively, which represent deferred tax assets of approximately $13.6 million and $15.9 million respectively. These net operating losses begin to expire in 2014. The Company recognized an income tax benefit of $0.65 million for the first half of 2006. No income tax benefit was recognized during the comparable period of 2005.


Liquidity and Capital Resources

     The Company has relied primarily on asset-based borrowings, internally generated funds and trade credit to finance its operations. The Company's capital requirements primarily result from working capital needed to fund inventory and accounts receivable. As of June 30, 2006, the Company had cash and cash equivalents, including temporary investments, of $0.4 million and working capital of $18.3 million compared to $0.7 million and $11.7 million, respectively, as of June 30, 2005.


Cash Flows

     Cash used in operations totaled $5.2 million and $1.5 million for the first six months of 2006 and 2005, respectively. Cash used by investing activities was $0.1 million in the first six months of 2006 and was $1.0 million for the same period of 2005. Cash provided by financing activities was $4.8 million and $2.2 million for the first six months of 2006 and 2005, respectively primarily due to the increase in the revolving line of credit used to finance the increase in inventory.

     Accounts receivable increased $4.2 million from December 31, 2005 to June 30, 2006 compared to an increase of $4.4 million from December 31, 2004 to June 30, 2005. Inventory increased $5.8 million from December 31, 2005 to June 30, 2006 compared to a decrease of $1.8 million from December 31, 2004 to June 30, 2005. Capital expenditures were $1.0 million for the first six months of 2005 due to the build out of the new office space in StateplaceNew York.

Credit Facilities and Subordinated Note

     Wachovia Bank, National Association, or Wachovia, has granted a $25 million credit facility to the Company. Borrowings under the credit facility are based on the amount of eligible accounts receivable and eligible inventory outstanding when each loan is made, and may not exceed an aggregate of $25.0 million including outstanding letters of credit which are limited to $8.0 million at any one time. At the Company's option, the interest rates at which it borrows funds under the credit facility can be tied to an applicable prime rate or the LIBOR rate in effect at the time when each loan is made. At June 30, 2006, a total of $3.6 million of letters of credit were outstanding and $6.3 million of outstanding borrowings under the credit facility. The Company must comply with certain covenants expressed as fixed charge coverage ratios and tangible liability to net worth ratios in order to be eligible to borrow funds under the credit facility. In January and February 2006, as a result of the litigation settlement the Company accrued at the end of December 2005, the Company was in violation of the fixed charged coverage ratio covenant of the Credit Facility and has received a waiver from Wachovia for these violations. The Company was in compliance with all of the credit facility's covenants at June 30, 2006.

     The Company extends credit to its customers. Accordingly, the Company may have significant risk in collecting accounts receivable from its customers. The Company has credit policies and procedures which it uses to minimize exposure to credit losses. The Company's collection personnel regularly contact customers with receivable balances outstanding beyond 30 days to expedite collection. If these collection efforts are unsuccessful, the Company may discontinue merchandise shipments until the outstanding balance is paid. Ultimately, the Company may engage an outside collection organization to collect past due accounts. Timely contact with customers has been effective in reducing credit losses. For the six month period ending June 30, 2006 and 2005, the Company's account receivable write-off's were $0.1 million each and as a percentage of net sales were 0.3% and 0.2%, respectively.

     At June 30, 2006, the Company owed approximately $4.9 million to Textile Investment International S.A., or Textile, pursuant to the terms of an amended and restated note in the original principal amount of approximately $6.6 million. The note bears interest at the rate of 8% per annum, and provides for quarterly payments of principal and interest. Textile is an affiliate of Latitude Licensing Corp., the company which granted the licenses under which the Company designs, manufactures and sells its men's and women's lines of Girbaud trademarked apparel. Textile's rights to receive payments under the note are subordinated to Wachovia's rights under the Wachovia credit facility. Pursuant to those subordination rights and similar rights that applied to the note that was replaced by the amended and restated note, the Company, at various times in the past, has been required to defer the payments that otherwise would have been due under those notes. Whenever that has occurred, the deferred amount has become due and payable in monthly installments over an ensuing 12 month period. During 2006, in connection with the credit facility covenant violations in January and February 2006 mentioned above, and to not fall into non-compliance with these covenants for April 2006 (as provided by the Textile note) the Company deferred payment of the $250,000 monthly deferred payments that were to be paid in for those months. The amended and restated note provides that the non-payment and deferral of all amounts required to be deferred does not constitute a default under that note.

Schedule of contractual obligations:

                            Payments Due By Period
                            ------------------------------------------------------------------------------------
                                 Total           Less than 1      1-3 years       4-5 years      After 5 years
                                                    year
                            -----------------   --------------  --------------  --------------  ----------------
Revolving line of credit      $    6,346,218     $  6,346,218     $        --      $       --       $        --
Long term debt  (*)                5,068,689        4,089,999         978,690              --                --
Operating leases                   4,131,222          480,047         904,743         959,173         1,787,259
Employment agreements              1,915,250        1,165,250         750,000              --                --
Girbaud license
obligations                        7,202,648        4,952,648       2,250,000              --                --
Girbaud fashion shows                675,000          525,000         150,000              --                --
Girbaud creative &                                                                                           --
advertising fees                     405,000          310,000          95,000              --
Promotional expense
license requirement                1,964,000        1,314,000         650,000              --                --
                            -----------------   --------------  --------------  --------------  ----------------
Total contractual cash
obligations                    $  27,708,027     $ 19,183,162     $ 5,778,433      $  959,173       $ 1,787,259
                            =================   ==============  ==============  ==============  ================


(*) Long term debt includes principle of $3.5 million, accrued interest of $1.4 million and interest to be incurred in future periods of $0.2 million.


     The Company believes that current levels of cash and cash equivalents ($0.4 million at June 30, 2006), together with funds available under its credit facilities, will be sufficient to meet its capital requirements for the next 12 months.


Backlog and Seasonality

     The Company's business is impacted by the general seasonal trends that are characteristic of the apparel and retail industries. In the Company's segment of the apparel industry, sales are generally higher in the first and third quarters. Historically, the Company has taken greater markdowns in the second and fourth quarters. The Company generally receives orders for its products three to five months prior to the time the products are delivered to stores. The Company had unfilled orders of $26.9 million at June 30, 2006. The backlog of orders at any given time is affected by a number of factors, including seasonality, weather conditions, scheduling of manufacturing and shipment of products. As the time of the shipment of products may vary from year to year, the results for any particular quarter may not be indicative of the results for the comparable quarter of another year or for the full year.


Limited Dependence on Certain Customers

     Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of trade accounts receivable. The Company's customer base is not concentrated in any specific geographic region, but is concentrated in the retail industry. As of June 30, 2006, the Company had one customer who accounted for 10.8% of trade accounts receivable. As of June 30, 2005, the Company had one customer who accounted for 15.0% of trade accounts receivable. For the three months June 30, 2006 and for the six months ended June 30, 2006 and 2005 sales to no one customer accounted for more than 10.0% of net sales. For the three months June 30, 2005 sales to two customers accounted for 10.1% of net sales each.

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

PART II--OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

     The Company held its annual meeting of stockholders on June 26, 2006. As of the May 23, 2006 record date of the meeting, there were a total of 11,996,485 shares of the Company's common stock outstanding and entitled to be voted at the annual meeting. There were 11,441,307 shares (95.4%) present in person or by proxy at the meeting.

     At the meeting, the following directors were elected at the meeting to serve until the 2006 Annual Meeting and until their respective successors shall be duly elected and qualified:

                                                          Number of Shares
                                                 -------------------------------
        Director                                      For              Withheld
        ------------------------------------     --------------     ------------
        Olivier Bachellerie                      10,964,507         476,800
        Rene Faltz                               10,939,507         501,800
        Neal J. Fox                              11,280,907         160,400
        Francois Girbaud                         10,964,507         476,800
        Jon Hechler                              11,280,907         160,400
        John McCoy II                            11,280,907         160,400
        Peter J. Rizzo                           11,124,500         316,800
        Robert S. Stec                           11,036,591         404,716

     Also at the meeting, the stockholders ratified the selection of BDO Seidman, LLP as the Company's independent accountants for the fiscal year ending December 31, 2006 by a vote of 11,440,907 shares in favor (95.3%) and 400 shares opposed to the proposal.

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

                                        I.C. ISAACS & COMPANY, INC


Dated: August 14, 2006          BY:               /S/ PETER J. RIZZO
                                        ----------------------------------------
                                                      Peter J. Rizzo,
                                                 Chief Executive Officer


Dated: August 14, 2006          BY:              /S/ GREGG A. HOLST
                                        ----------------------------------------
                                         Gregg A. Holst, Chief Financial Officer
                                               (Principal Financial Officer)

                                  Exhibit Index
                                  -------------


          31.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
          31.2 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
          32.1 Certification Pursuant to Section 1350 of chapter 63 of Title 18 of the United States Code