Form 10-Q
period 2006-09-30
IC ISAACS & CO INC
filed 2006-11-14
CIK 1041179

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended September 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  _______ to _______

Commission file number: 0-23379
____________________

I.C. ISAACS & COMPANY, INC.
(Exact name of Registrant as specified in its Charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	52-1377061 (I.R.S. Employer Identification No.)
3840 BANK STREET BALTIMORE, MARYLAND (Address of principal executive offices)	21224-2522 (Zip Code)

(410) 342-8200
(Registrant's telephone number, including area code)

NONE
(Former name, former address and former
fiscal year-if changed since last report)
_____________________

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐                  Accelerated filer ☐              Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

As of November 13, 2006, 12,062,285 shares of common stock, par value $.0001 per share, ("Common Stock") of the Registrant were outstanding.

I. C. ISAACS & COMPANY, INC.

FORM 10-Q

PART I—FINANCIAL INFORMATION
I.C. Isaacs & Company, Inc.
Consolidated Condensed Balance Sheets (Unaudited)

Item 1. Financial Statements.
	September 30, 2006	December 31, 2005

Assets
Current
Cash, including temporary investments of $86,000 and $561,000	$483,342	$943,422
Accounts receivable, less allowance for doubtful accounts of $672,000 and $700,000	17,544,651	14,829,496
Inventories (Note 3)	13,102,868	5,287,483
Deferred tax asset (Note 6)	3,508,000	2,517,000
Prepaid expenses and other	509,170	404,151

Total current assets	35,148,031	23,981,552
Property, plant and equipment, at cost, less accumulated depreciation and amortization	3,251,584	2,838,627
Other assets	292,628	322,656

	$38,692,243	$27,142,835
Liabilities And Stockholders’ Equity
Current
Overdrafts	$266,400	$447,001
Revolving line of credit (Note 4)	8,317,373	—
Current maturities of long-term debt (Note 4)	1,925,408	2,893,128
Accounts payable	1,397,200	2,063,521
Accrued expenses and other current liabilities (Note 5)	3,446,306	5,492,104

Total current liabilities	15,352,687	10,895,754

Long-term debt (Note 4)	547,496	1,726,466
Minimum pension liability (Note 10)	1,687,200	1,377,000

Total non-current liabilities	2,234,696	3,103,466

Commitments and Contingencies (Note 9)

Stockholders’ Equity (Note 7 and 8)
Preferred stock; $.0001 par value; 5,000,000 shares authorized, none outstanding	—	—
Common stock; $.0001 par value; 50,000,000 shares authorized, 13,238,994 and 13,173,194 shares issued; 12,062,285 and 11,996,485 shares outstanding	1,324	1,317
Additional paid-in capital	45,266,693	44,294,782
Accumulated deficit	(16,224,286)	(23,213,613)
Accumulated other comprehensive income	(5,616,000)	(5,616,000)
Treasury stock, at cost (1,176,709 shares)	(2,322,871)	(2,322,871)

Total stockholders’ equity	21,104,860	13,143,615

	$38,692,243	$27,142,835

See accompanying notes to consolidated condensed financial statements.

I.C. Isaacs & Company, Inc.
Consolidated Condensed Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net sales	$21,276,299	$20,296,262	$66,579,956	$65,747,488
Cost of sales	12,511,832	11,499,782	38,978,849	38,157,524

Gross profit	8,764,467	8,796,480	27,601,107	27,589,964

Operating Expenses
Selling	2,833,868	2,764,214	8,127,303	8,454,444
License fees	1,319,913	1,253,119	4,278,846	3,976,119
Distribution and shipping	612,822	532,163	1,842,647	1,662,370
General and administrative	1,967,872	1,832,556	6,806,012	6,217,547

Total operating expenses	6,734,475	6,382,052	21,054,808	20,310,480

Operating income	2,029,992	2,414,428	6,546,299	7,279,484

Other income (expense)
Interest, net of interest income	(250,170)	(93,613)	(429,892)	(343,779)
Other, net	63	—	3,471	239

Total other expense	(250,107)	(93,613)	(426,421)	(343,540)

Income before income taxes	1,779,885	2,320,815	6,119,878	6,935,944
Income tax benefit (expense) (Note 6)	320,000	(49,000)	869,449	(141,000)
Net income	$2,099,885	$2,271,815	$6,989,327	$6,794,944

Basic earnings per share0	$0.17	$0.19	$0.58	$0.58
Basic weighted average shares outstanding	12,018,662	11,750,674	12,001,953	11,706,133

Diluted earnings per share	$0.17	$0.17	$0.55	$0.50
Diluted weighted average shares outstanding	12,711,747	13,464,257	12,706,374	13,464,257

See accompanying notes to consolidated condensed financial statements.

I.C. Isaacs & Company, Inc.
Consolidated Condensed Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2006	2005
Operating Activities
Net income	$6,989,327	$6,794,944
Adjustments to reconcile net income to cash used in operating activities
Provision for doubtful accounts	216,095	424,000
Write off of accounts receivable	(244,095)	(200,441)
Provision for sales returns and discounts	2,170,578	2,605,881
Sales returns and discounts	(2,596,051)	(2,794,890)
Deferred tax asset	(991,000)	—
Depreciation and amortization	417,566	428,183
Stock based compensation	909,408	—
(Increase) decrease in assets
Accounts receivable	(2,261,682)	(6,318,028)
Inventories	(7,815,385)	2,687,612
Prepaid expenses and other	(105,019)	247,254
Other assets	23,413	78,556
(Decrease) increase in liabilities
Accounts payable	(666,321)	(1,640,846)
Accrued expenses and other current liabilities	(2,045,798)	(1,813,726)
Minimum pension liability	310,200	—

Cash (used in) provided by operating activities	(5,688,764)	498,499

Investing Activities
Capital expenditures	(823,908)	(1,272,407)

Cash used in investing activities	(823,908)	(1,272,407)

Financing Activities
Net change in overdrafts	(180,601)	52,649
Principle payments on long-term debt	(2,146,690)	(1,090,674)
Net borrowings on revolving line of credit	8,317,373	1,114,431
Issuance of common stock	62,510	194,185

Cash provided by financing activities	6,052,592	270,591

Decrease in cash and cash equivalents	(460,080)	(503,317)
Cash and Cash Equivalents, at beginning of period	943,422	1,045,905

Cash and Cash Equivalents, at end of period	$483,342	$542,588

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

The accompanying interim consolidated condensed financial statements have been prepared in conformity with United States (U.S.) generally accepted accounting principles, consistent in all material respects with those applied in the audited financial statements appearing in the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2005, except for the adoption of Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment,” as noted in “Note 8: Stock Options & Stock-Based Compensation”. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and judgments that affect the amounts reported in the financial statements and accompanying notes. The accounting estimates that require management’s most significant and subjective judgments include the provisions for doubtful accounts, returns, merchandise allowances, unsold inventory, and tax asset valuation as well as accruals for bonuses, pension liabilities and stock-based compensation expense. The actual results experienced by the Company may differ from management’s estimates.

The interim financial information is unaudited, but reflects all normal adjustments that are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented. The interim financial statements should be read in connection with the financial statements in the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2005.

Stock-Based Compensation Expense

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123(R), using the modified prospective transition method. The results of prior periods have not been restated. Under this method, the Company recognizes compensation expense for all stock-based payments granted after January 1, 2006 and prior to, but not yet vested as of January 1, 2006, in accordance with SFAS 123(R). Prior to the adoption of SFAS 123(R), the Company accounted for stock-based payments under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and accordingly, the Company was not required to recognize compensation expense for options granted that had an exercise price equal to the market value of the underlying common stock on the date of grant.

Determining the appropriate fair value model and calculating the fair value of stock-based payment awards require the input of highly subjective assumptions, including the expected life of the stock-based payment awards and stock price volatility. The Company utilizes the Black-Scholes option-pricing model to value compensation expense. The assumptions used in calculating the fair value of stock-based payment awards represent management’s best estimates, but the estimates involve inherent uncertainties and the application of management’s judgment. If factors change and, as a result, management utilizes different assumptions, stock-based compensation expense could be materially different in the future. See Note 8 to the consolidated condensed financial statements for further discussions on stock-based compensation.

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

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets—an amendment of SFAS No. 140”. This Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. The Company does not have any servicing assets or liabilities; therefore it believes there will be no material impact on its financial condition, results of operations or cash flows.

In June 2006, the FASB issued FASB Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109," which establishes that the financial statement effects of a tax position taken or expected to be taken in a tax return are to be recognized in the financial statements when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. FIN 48 is effective for fiscal years beginning after December 15, 2006.   The impact of adopting FIN 48 is still being evaluated.

In September 2006, the FASB issued Statement 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not believe there will be an impact on its financial condition or results of operations.

In September 2006, the FASB issued Statement 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. Statement 158 will require the Company to show the funded status of its pension and retiree health care plans as a prepaid asset or accrued liability, and to show the net deferred and unrecognized gains and losses related to the retirement plans, net of tax, as part of accumulated other comprehensive income in shareholders’ equity. Previously, the net deferred and unrecognized gains and losses were netted in the prepaid asset or accrued liability recorded for the retirement plans. The Company will adopt the balance sheet provisions of Statement 158, as required, at December 31, 2006. Because the actuarial valuation of the retirement plan obligations at year end has not yet been completed, and because the fair value of retirement plan assets is subject to change based on market fluctuations through December 31, the Company is not yet able to estimate the impact of Statement 158 on its balance sheet.

In September 2006, the SEC issued SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 requires financial statement errors to be quantified using both balance sheet and income statement approaches and an evaluation on whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company does not believe there will be an impact on its financial condition or results of operations.

3. Inventories

Inventories consist of the following:	September 30, 2006	December 31, 2005

Work-in-process	$1,582,843	$1,115,107
Finished Goods	11,520,025	4,172,376

	$13,102,868	$5,287,483

4. Long-Term Debt

On December 30, 2004, the Company entered into a three year credit facility (the “Credit Facility”) with Wachovia Bank, National Association (“Wachovia”). The Credit Facility provides that the Company may borrow, using as collateral, up to 85% of eligible accounts receivable and a portion of eligible inventory, both as defined by the Credit Facility. Borrowings under the Credit Facility may not exceed $25.0 million including outstanding letters of credit which are limited to $8.0 million at any one time. There were approximately $2.1 million of outstanding letters of credit at September 30, 2006. The Credit Facility accords to the Company the right, at its election, to borrow these amounts as either Prime Rate Loans or LIBOR Loans. Prime Rate Loans bear interest at the prime rate plus the applicable margin in effect from time to time. LIBOR Loans are limited to three in total, must be a minimum of $1,000,000 each and in integral multiples of $500,000 in excess of that amount, and bear interest at the LIBOR rate plus the applicable margin in effect from time to time. The applicable margins, as defined by the Credit Facility, fluctuate from 0.00% to 0.75% for the Prime Loans and 2.00% to 2.75% for LIBOR Loans. The applicable margins are inversely affected by fluctuations in the amount of “excess availability” - the unused portion of the amount available under the facility - which are in staggered increments from less then $2.5 million to $7.5 million. The Credit Facility also requires the Company to comply with certain covenants expressed as fixed charge coverage ratios and tangible liability to net worth ratios. In January and February 2006, as a result of the litigation settlement the Company accrued at the end of December 2005, the Company was in violation of the fixed charged coverage ratio covenant of the Credit Facility and received a waiver from Wachovia for the violations. The Company was in compliance with these covenants at September 30, 2006. As collateral security for the Company’s obligations under the Credit Facility, the Company granted a first priority security interest in all of its assets to Wachovia. In 2004, the Company paid $79,379 as a facility fee to Wachovia in connection with the consummation of the Credit Facility. That fee was deferred and is being amortized over the life of the Credit Facility.

On May 6, 2002, Textile Investment International S.A. (“Textile”), an affiliate of Latitude Licensing Corp. (“Latitude”), the licensor of the Girbaud Marks to the Company, acquired a note that the Company had issued to a former licensor. On May 21, 2002, Textile exchanged that note for an amended and restated note bearing interest at the rate of 8% per annum, (the “Replacement Note”), which

•
subordinated Textile’s rights under the note to the rights of Congress Financial Corporation (“Congress”) who was the provider of the accounts receivable and inventory based credit facility the Company was then using,

•	deferred the original note’s principal payments and

•	extended the maturity date of the note until 2007.

In connection with the execution of the Credit Facility, the Replacement Note was further amended and restated to subordinate Textile’s rights to the rights of Wachovia under the Credit Facility (the “Amended and Restated Replacement Note” and together with the Replacement Note, the “Textile Notes”). The payments that otherwise would have been due under the Textile Notes during each calendar quarter from December 31, 2002 through March 31, 2005 were deferred pursuant to the subordination provisions of those notes. The non-payment and deferral of those payments did not constitute a default under the provisions of the Textile Notes. The obligations under the Textile Notes have been classified as current or long-term based upon the respective original due dates of the quarterly payments specified in the Replacement Note or the Amended and Restated Replacement Note, as the case may be. Subject to the subordination provisions of the Amended and Restated Replacement Note, the aggregate amount of all payments that had been deferred under the Textile Notes is being paid in installments at the rate of $250,000 per month. As of September 30, 2006, these deferred amounts totaled $1,240,000 and were classified as accrued interest (see Note 5). In connection with the waived covenant violations in January and February 2006 mentioned above and to not fall into non-compliance with these covenants for April 2006 and pursuant to the provisions of the Textile Notes, the January, February and April 2006 deferred monthly payments due were not made as scheduled. Pursuant and subject to the provisions of the Textile Notes, the Company will incorporate that deferred $750,000 into the balance of the previously deferred unpaid amounts. The September 2006 obligations of $420,000 and $250,000 were paid subsequent to September 30, 2006.

5. Accrued Expenses

Accrued expenses consist of the following:	September 30, 2006	December 31, 2005

Accrued interest, Note 4	$1,290,557	$1,312,134
Roylaties & other licesnor obligations, Note 9	1,008,865	771,537
Management & selling bonus	209,944	470,047
Accrued rent expense	201,490	166,603
Sales commissions payable	182,688	157,039
Accrued professional fees	171,023	289,769
Accrued compensation	154,825	145,692
Accrued taxes	130,609	318,607
Customer credit balances	56,157	60,224
Payroll tax withholdings	3,889	14,193
Litigation settlement	–	1,750,000
Other	36,259	36,259
	$3,446,306	$5,492,104

6. Income Taxes

As of September 30, 2006 and 2005, the Company has net operating loss carry forwards for income tax reporting purposes of approximately $34,706,000 and $41,200,000 respectively, which represent deferred tax assets of approximately $13,633,000 and $15,908,000 respectively.  These net operating losses begin to expire in 2014.  The Company evaluates these net operating losses and the related valuation allowances both quarterly and annually.  As a result of the income the Company generated in 2005 and 2004 and based on its net income for the first nine months of 2006 and projected future taxable income, the Company began recognizing income tax benefits on an interim basis for the first time during 2006. The estimated income tax benefit was approximately $341,000 and $991,000 (before the alternative minimum tax expense of $21,000 and $121,500) for the three and nine months ended September 30, 2006 respectively. Prior to 2006, the Company did not recognize an income tax basis on an interim basis.

7. Earnings Per Share

The following table presents a reconciliation of the basic and diluted earnings per share with regard to the weighted average shares outstanding for the three and nine months ended September 30, 2006 and 2005.

Three Months Ended September 30, 2006:	Net Income	Shares	Per Share Amount
Basic earnings per share	$2,099,885	12,018,662	$0.17
Effect of dilutive options and warrants		693,085
Diluted earnings per share	$2,099,885	12,711,747	$0.17

Three Months Ended September 30, 2005:	Net Income	Shares	Per Share Amount
Basic earnings per share	$2,271,815	11,750,674	$0.19
Effect of dilutive options and warrants		1,713,583
Diluted earnings per share	$2,271,815	13,464,257	$0.17

Nine Months Ended September 30, 2006:	Net Income	Shares	Per Share Amount
Basic earnings per share	$6,989,327	12,001,953	$0.58
Effect of dilutive options and warrants		704,421
Diluted earnings per share	$6,989,327	12,706,374	$0.55

Nine Months Ended September 30, 2005:	Net Income	Shares	Per Share Amount
Basic earnings per share	$6,794,944	11,706,133	$0.58
Effect of dilutive options and warrants		1,758,124
Diluted earnings per share	$6,794,944	13,464,257	$0.50

8. Stock Options and Stock-Based Compensation

Under the Company’s Amended and Restated Omnibus Stock Plan (the “Company Plan”), the Company may grant qualified and nonqualified stock options, stock appreciation rights, restricted stock or performance awards, payable in cash or shares of common stock, to selected employees. The Company reserved 2,200,000 shares of common stock for issuance under the Company Plan. Options to purchase 60,000 and 95,000 shares of common stock were granted in the first nine months of 2006 and 2005, respectively. No options to purchase shares of common stock were terminated in the first nine months of 2006. During the first nine months of 2005, options to purchase 435,650 shares of common stock were terminated. During the first nine months of 2006, options to purchase 65,800 shares of common stock were exercised, and the Company was paid $62,510 in connection therewith. During the first nine months of 2005, options to purchase 176,000 shares of common stock were exercised, and the Company was paid $194,185 in connection therewith. There were outstanding options to purchase 1,168,367 and 1,194,167 shares of common stock at September 30, 2006 and 2005, respectively. These options have a maximum term of 10 years from the date of grant.

Under the Company’s 2005 Non-Employee Directors’ Stock Option Plan (the “Directors’ Plan”) non-employee directors receive automatic grants of options to purchase common stock in amounts that are specified by such plan. The exercise prices of all options granted under the Directors’ Plan are fixed at 100% of the market price of the common stock on each grant date. The Company has reserved 450,000 shares of common stock for issuance under the Directors Plan. Options to purchase 105,000 and 120,000 shares of common stock were granted in the first nine months of 2006 and 2005 respectively. There were outstanding options to purchase 225,000 and 120,000 shares of common stock at September 30, 2006 and 2005 respectively under this plan, all of which were fully vested at time of issuance. These options have a maximum term of 10 years from the date of grant.

There were outstanding warrants to purchase 250,000 and 500,000 shares of common stock at September 30, 2006 and 2005 respectively.

Under the modified prospective method of SFAS No. 123(R), compensation expense of $135,000 and $909,400 was recognized during the three and nine months ended September 30, 2006, respectively. This includes compensation expense for all stock-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and compensation expense for all stock based payments granted after January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). The Company’s financial results for the prior periods have not been restated. As a result of adopting SFAS No. 123(R) in 2006, the Company’s net income for the three and nine months ended September 30, 2006 is $135,000 and $909,400 lower than if it had continued to account for stock based compensation under APB 25 as it did for the same periods in 2005.

Consistent with the valuation method used for the disclosure only provisions of SFAS No. 123, the Company is using the Black-Scholes option-pricing model to value compensation expense associated with equity awards (i.e. options and warrants). The expected term of equity awards granted is derived using a simplified method using an average of the vesting term and the contractual term. The risk-free interest rate is based on the U.S. Treasury rates at the date of grant. The forfeiture rate is based on past turnover experience of the Company. Expected volatility is based on the historical volatility of the Company’s stock. For the nine months ended September 30, 2006 and 2005 equity awards granted were valued assuming a risk-free interest rate between 4.5% and 5.0% per annum, volatility between 110% and 120%, zero dividend yield, forfeiture rate of 5% and expected lives ranging from 2.3 to 6.5 years. The weighted average grant date fair value price of equity awards granted during the nine month period ended September 30, 2006 and 2005 was $4.43 and $4.95 respectively. The total fair value of equity awards granted during the nine months ended September 30, 2006 and 2005 was $731,500 and $1,064,500, respectively.

The Company records stock compensation expense over the vesting period, which is generally three years under the Company Plan, or at the grant date for options that vest immediately as provided under the Directors’ Plan. As of September 30, 2006, the Company had approximately $534,000 of unrecognized compensation expense that is expected to be recognized over a weighted average period of approximately 0.8 years. That expectation does not take into account the potential effects of equity awards that may be granted in subsequent periods.

There were 1,643,367 equity awards outstanding at September 30, 2006 with a weighted average remaining life of 4.9 years, a weighted-average exercise price of $2.42 and an aggregate intrinsic value of approximately $3.3 million. There were 1,158,366 fully vested equity awards outstanding at September 30, 2006 with a weighted average remaining life of 4.9 years, a weighted-average exercise price of $2.12 and an aggregate intrinsic value of approximately $2.0 million. Equity award activity during the nine months ended September 30, 2006 is summarized as follows:

	Shares to be purchased	Weighted-Average Exercise Price
Equity awards outstanding at beginning of period	1,544,167	$2.05
Granted	165,000	5.36
Exercised	(65,800)	0.95
Canceled or expired	—	—
Equity awards at end of period	1,643,367	$2.42

Equity awards exercisable at end of period	1,158,366	$2.12

Pro forma information for the three and nine months ended September 30, 2005 has been presented below to reflect the impact of the adoption of SFAS No. 123(R) had the Company been required to adopt this standard for the three and nine months ended September 30, 2005.

	Three months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net income, as reported	$2,271,815	$6,794,944
Less: Total stock based employee compensation expense determined under the fair value method for all awards	(110,925)	(861,065)

Pro forma net income attributable to common stockholders	$2,160,890	$5,933,879

Basic net income per common share
As reported	$0.19	$0.58
Pre forma	$0.18	$0.51

Diluted net income per common share
As reported	$0.17	$0.50
Pro forma	$0.16	$0.44

9. Commitments and Contingencies

Girbaud Licensing Agreements

The Company has entered into two exclusive license agreements with Latitude to manufacture and market men’s and women’s apparel under the Girbaud brand and certain related trademarks. Both agreements:

•	cover the territory comprising the United States, Puerto Rico and the U.S. Virgin Islands;

•
provide for royalty payments to Latitude, subject to the annual minimum obligations in the amounts of $3.0 million and $1.5 million for men’s and women’s license agreements respectively, of 6.25% of net sales of regular licensed merchandise and 3.0% of certain irregular and closeout licensed merchandise;

•	will expire at the end of 2007 and each provides an option to the Company to extend the term through the end of 2011;

•
provide for the expenditure of 3% of net sales in 2006, subject to the minimum payment obligations of $500,000 and $400,000 for the men’s and women’s license agreements respectively, on advertising and related expenses promoting Girbaud brand products for each ; and

•
provide for the expenditure of 3% of net sales in each of 2007, 2008 and 2009 (if extended), subject to the minimum payment obligations of $700,000 and $600,000 for the men’s and women’s license agreements respectively, on advertising and related expenses promoting Girbaud brand products for each.

Following is a summary of the Company’s commitment obligations as of September 30, 2006:

Summary schedule of commitments:	Payments Due By Period
	Total	Current	1-3 Years	4-5 Years	After 5 Years
Operating leases	$4,001,513	$460,237	$911,553	$964,581	$1,665,142
Employment agreements	1,783,625	1,150,813	632,813	–	–
Licensing agreement fee obligations (*)	6,227,426	5,102,426	1,125,000	–	–
Licensing agreement fashion show obligations(*)	525,000	450,000	75,000	–	–
Licensing agreement creative & advertising fee obligations (*)	367,500	320,000	47,500	–	–
Promotional expense license requirement(*)	1,386,000	1,061,000	325,000	–	–
Total contractual obligations	$14,291,064	$8,544,476	$3,116,866	$964,581	$1,665,142
(*) License agreement obligations include amounts accrued but unpaid at September 30, 2006 as well as obligation commitments for years subsequent to that date.

10. Retirement Plan

The Company maintains a defined benefit pension plan (the “Pension Plan”) for its employees. The Company did not make any contributions into the Pension Plan during the first nine months of 2006. The Company made contributions of $315,000 into the Pension Plan during the first nine months of 2005. Pension expense and the related components for the three and nine month periods ended September 30, 2006 and 2005 are as follows:

Components of net periodic pension expense	Three Months Ended September 30,
	2006	2005
Service cost of current period	$25,700	$15,000
Interest on the above service cost	1,900	1,000
Interest on the projected benefit obligation	96,300	143,000
Expected return on plan assets	(152,800)	(132,000)
Amortization of loss	118,000	93,000
Amortization of prior service cost	—	10,000

Pension expense	$89,100	$130,000

	Nine months Ended September 30,
	2006	2005
Service cost of current period	$64,700	$47,000
Interest on the above service cost	5,000	3,000
Interest on the projected benefit obligation	383,300	428,000
Expected return on plan assets	(394,800)	(396,000)
Amortization of loss	252,000	280,000
Amortization of prior service cost	—	32,000

Pension expense	$310,200	$394,000

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

In this report, the term “ICI” means I. C. Isaacs & Company, Inc., individually, the terms “Partnership,” “Design” and “Far East” mean ICI’s wholly owned subsidiaries, I.C. Isaacs & Company L.P., Isaacs Design, Inc. and I.C. Isaacs (Far East) Limited, respectively, and the term “Company” means ICI, the Partnership, Design and Far East, collectively.

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

The Company is using the Black-Scholes option-pricing model to value compensation expense associated with equity awards (i.e. options and warrants). The expected term of equity awards granted is derived using a simplified method using an average of the vesting term and the contractual term. The risk-free interest rate is based on the U.S. Treasury rates at the date of grant. The forfeiture rate is based on past turnover experience of the Company. Expected volatility is based on the historical volatility of the Company’s stock.

Results of Operations

The following table sets forth the percentage relationship to net sales of certain items in the Company's consolidated financial statements for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	58.8	56.7	58.6	58.0
Gross profit	41.2	43.3	41.5	42.0
Selling expenses	13.3	13.8	12.2	12.9
License fees	6.2	6.4	6.5	6.1
Distribution and shipping expenses	2.9	2.5	2.8	2.6
General and administrative expenses	9.3	8.9	10.3	9.4
Operating income	9.5%	11.7%	9.7%	11.0%

Overview

The Company offers collections of men’s and women’s jeanswear and sportswear under the Marithé and François Girbaud designer brand (“Girbaud brand” or “Girbaud branded”) in the United States and Puerto Rico. The Girbaud brand is an internationally recognized designer label with a distinct European influence. Sales of Girbaud branded products accounted for all of the Company’s net sales in 2005 and 2004. The Company reported net income of $2.1 million during the three months ended September 30, 2006 compared to $2.3 million during the comparable period of 2005. During the nine month period ended September 30, 2006, the Company reported net income of $7.0 million compared to $6.8 million the comparable period of 2005.

On January 1, 2006, the Company began to recognize the fair value of share-based payments made to employees and to non-employee directors under the provisions of SFAS 123(R). In periods prior to January 1, 2006, pursuant to Accounting Principles Board Opinion 25, the Company was not required to recognize any compensation expense with regard to the stock based compensation grants it had made (see Note 8, Stock Options and Stock-Based Compensation, in the accompanying notes to consolidated financial statements included in Part I, Item 1 of this Report). The Company recognized $135,000 and $909,400 of stock compensation expense in the three months and nine months ended September 30, 2006 respectively. Excluding the effect of the stock compensation expense recognized in the three months and nine months ended September 30, 2006, net income would have been $2,234,885 and $7,898,727, respectively.

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

Net Sales and gross profit.

Net sales increased 4.9% to $21.3 million in the third quarter of 2006 from $20.3 million in the same period of 2005. Net sales of the Girbaud men's product line increased $0.5 million, or 2.9%, to $17.5 million and the Girbaud women's product line increased $0.5 million, or 15.2%, to $3.8 million.

Gross profit remained relatively unchanged at $8.8 million in the third quarter of 2006 and 2005. Gross margin, or gross profit as a percentage of net sales, was 41.2% during the third quarter of 2006 compared to 43.3% for the same period of 2005. The decrease in gross margin was attributable to promotional prices offered on goods sold at regular prices partially offset by a decrease in returns and allowances.

Gross units sold increased to 1.3 million units in the third quarter of 2006 compared to 1.0 million units in the same period of 2005. Gross sales (sales before adjustment for returns and allowances) increased 3.1% to $23.0 million in the third quarter of 2006 compared to $22.3 million in the same period of 2005. The related gross margins on these sales (unadjusted for returns and allowances) decreased $1.3 million to $9.0 million in the third quarter of 2006 from $10.3 million in the same period of 2005.  Returns and allowances decreased to 7.4% of gross sales in the third quarter of 2006 from 9.0% in the second quarter of 2005.

The main contributing factors affecting gross sales, gross profit and gross margin were as follows:

•
Sales of goods sold at regular prices - Sales of goods sold at regular prices decreased $0.7 million to $20.2 million during the third quarter of 2006 (from $20.9 million in the same period of 2005). Gross profit margin on these sales (before adjustments for returns and allowances) was 44.7% in the third quarter of 2006 compared to 49.7% in the same period of 2005.

•
Sales of goods sold at off-price liquidations - Sales of goods sold at off-price liquidations increased $1.3 million to $2.7 million in the third quarter of 2006 (from $1.4 million in the same period of 2005). Gross profit margin on these sales (before adjustments for returns and allowances) was as a loss percentage of 0.2% during the third quarter of 2006 compared to a loss percentage of 5.7% in the same period of 2005.

Operating Expenses.

Operating expenses increased 4.7% to $6.7 million in the third quarter of 2006 from $6.4 million in the same period of 2005. As a percentage of net sales, operating expenses remained relatively unchanged at 31.5% in the third quarter of 2006 compared to the same period of 2005.

Selling expenses remained relatively unchanged at $2.8 million in the third quarter of 2006 compared to the same period of 2005. Sales department expense decreased to $0.6 million in the third quarter of 2006 from $0.7 million in the same period of 2005 as a result of reduced sales department personnel. Design expense remained relatively unchanged at $0.9 million in the third quarter of 2006 compared to the same period of 2005. Commission expense remained relatively unchanged at $0.8 million in the third quarter of 2006 compared to the same period of 2005. Advertising and promotional related expenses increased to $0.6 million in the third quarter of 2006 compared to $0.5 million for the same period of 2005.

License fees remained relatively unchanged at $1.3 million, or 6.2% as a percentage of net sales, in the third quarter of 2006 compared to the same period of 2005.

Distribution and shipping expense increased to $0.6 million in the third quarter of 2006 compared to $0.5 million for the same period of 2005 primarily as a result of the increase in units shipped. General and administrative expenses increased $0.2 million to $2.0 million in the third quarter of 2006 from $1.8 million in the same period of 2005. The increase was mainly attributable to an increase in the third quarter of 2006 for administrative salaries of $0.2 million and stock option expense of $0.1 million partially offset by a decrease in professional fees.

Operating Income

Operating income was $2.0 million in the third quarter of 2006 compared to $2.4 million for the same period of 2005. The operating income was affected by the increase in operating expenses. Excluding the effect of $0.1 million in stock option expense, operating income would have been $2.1 million for the third quarter of 2006.

Interest Expense, net

Interest expense, net increased to $0.3 million for the three months ended September 30, 2006 compared to $0.1 million for the same period of 2005. The increase is attributable to the increase in borrowings on the Company’s revolving line of credit facility.

Income Taxes

As of September 30, 2006 and 2005, the Company has net operating loss carry forwards for income tax reporting purposes of approximately $34.7 million and $41.4 million respectively, which represent deferred tax assets of approximately $13.6 million and $15.9 million respectively.  These net operating losses begin to expire in 2014.  The Company recognized an income tax benefit of $0.3 million for the three months ended September 30, 2006.  No income tax benefit was recognized during the comparable period of 2005.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

Net Sales and gross profit.

Net sales slightly increased 1.4% to $66.6 million in the first nine months of 2006 from $65.7 million in the same period of 2005. Net sales of the Girbaud men's product line increased $3.4 million, or 6.3%, to $57.2 million while the Girbaud women's product line decreased $2.6 million, or 21.7%, to $9.4 million.  The women's decrease was due to the planned exit in 2005 from certain urban department stores.

Gross profit remained relatively unchanged at $27.6 million in the first nine months of 2006 compared to the same period of 2005. Gross margin, or gross profit as a percentage of net sales, was 41.5% during the first nine months of 2006 compared to 42.0% over the same period of 2005. The decrease in gross margin was attributable to promotional prices offered on goods sold at regular prices partially offset by a decrease in returns and allowances.

Gross units sold increased to 3.5 million units in the first nine months of 2006 compared to 3.3 million units in the same period of 2005. Gross sales (sales before adjustment for returns and allowances) slightly decreased 0.8% to $70.6 million in the first nine months of 2006 compared to $71.2 million in the same period of 2005. The related gross margins on these sales (unadjusted for returns and allowances) decreased $1.0 million to $29.7 million in the first nine months of 2006 from $30.7 million in the same period of 2005. Returns and allowances decreased to 5.7% of gross sales in the first nine months of 2006 from 7.7% in the same period of 2005.

The main contributing factors affecting gross sales, gross profit and gross margin were as follows:

•
Sales of goods sold at regular prices - Sales of goods sold at regular prices decreased $1.9 million to $63.5 million during the first nine months of 2006 (from $65.4 million in the same period of 2005). Gross profit margin on these sales (before adjustments for returns and allowances) was 46.4% in the first nine months of 2006 compared to 49.1% in the same period of 2005.

•
Sales of goods sold at off-price liquidations - Sales of goods sold at off-price liquidations increased $1.3 million to $7.1 million in the first nine months of 2006 (from $5.8 million in the same period of 2005). Gross profit margin on these sales (before adjustments for returns and allowances) was 4.4% during the first nine months of 2006 compared to a loss percentage of 24.1% in the same period of 2005.

Operating Expenses.

Operating expenses increased 3.9% to $21.1 million in the first nine months of 2006 from $20.3 million in the same period of 2005. As a percentage of net sales, operating expenses increased to 31.7% in the first nine months of 2006 compared to 30.9% in the comparable period of 2005. The increase in operating expenses resulted primarily from by an increase in license fees and increases in distribution and shipping expenses and general and administration expenses partially offset by a decrease in selling expenses.

Selling expenses decreased $0.3 million to $8.1 million in the first nine months of 2006 primarily as a result of lower sales and design expenses partially offset by higher commission expense. Sales department expense decreased to $1.8 million in the first nine months of 2006 from $2.1 million in the same period of 2005 as a result of reduced sales department personnel. Design expense decreased to $2.5 million in the first nine months of 2006 compared to $2.8 million in the same period of 2005 primarily as a result of decreased sample expense partially offset by an increase in design personnel costs. Commission expense increased to $2.5 million in the first nine months of 2006 compared to $2.2 million in the same period of 2005. Advertising and promotional related expenses increased to $1.4 million in the first nine months of 2006 compared to $1.3 million in the same period of 2005.

License fees increased $0.3 million to $4.3 million in the first nine months of 2006 from $4.0 million in the same period of 2005. As a percentage of net sales, license fees increased to 6.5% in the first nine months of 2006 compared to 6.1% in the same period of 2005. The increase is associated with the increase in men’s product sales.

Distribution and shipping expense increased slightly to $1.8 million in the first nine months of 2006 compared to $1.7 million in the same period of 2005. General and administrative expenses increased $0.6 million to $6.8 million in the first nine months of 2006 from $6.2 million in the same period of 2005. The increase was mainly attributable to increases in administrative salaries, stock option expense and professional fees (totaling $1.3 million of increases collectively in the first nine months of 2006 compared to the same period of 2005) which were partially offset by decreases in bonus, severance, and bad debt expenses (totaling $0.7 million lower in the first nine months of 2006 compared to the same period of 2005).

Operating Income

Operating income was $6.5 million in the first nine months of 2006 compared to $7.3 million for the same period of 2005. Excluding the effect of $0.9 million in stock option expense, operating income would have been $7.4 million for the first nine months of 2006.

Interest Expense, net

Interest expense, net was $0.4 million for the first nine months of 2006 compared to $0.3 million for the same period of 2005.

Income Taxes

As of September 30, 2006 and 2005, the Company has net operating loss carry forwards for income tax reporting purposes of approximately $34.7 million and $41.4 million respectively, which represent deferred tax assets of approximately $13.6 million and $15.9 million respectively.  These net operating losses begin to expire in 2014.  The Company recognized an income tax benefit of $1.0 million for the first nine months of 2006.  No income tax benefit was recognized during the comparable period of 2005.

Liquidity and Capital Resources

The Company has relied primarily on asset-based borrowings, internally generated funds and trade credit to finance its operations. The Company's capital requirements primarily result from working capital needed to fund inventory and accounts receivable. As of September 30, 2006, the Company had cash and cash equivalents, including temporary investments, of $0.5 million and working capital of $19.8 million compared to $0.5 million and $13.1 million, respectively, as of September 30, 2005.

Cash Flows

Cash used in operations totaled $5.7 million for the first nine months of 2006 compared to cash provided by operations of $0.5 million for the same period of 2005. Cash used by investing activities was $0.8 million in the first nine months of 2006 compared to $1.3 million for the same period of 2005 and was attributable to capital expenditures for both periods. Cash provided by financing activities was $6.1 million and $0.3 million for the first nine months of 2006 and 2005, respectively.

Accounts receivable increased $2.3 million from December 31, 2005 to September 30, 2006 compared to an increase of $6.3 million from December 31, 2004 to September 30, 2005. Inventory increased $7.8 million from December 31, 2005 to September 30, 2006 compared to a decrease of $2.7 million from December 31, 2004 to September 30, 2005. Net borrowings on the revolving line of credit facility totaled $8.3 million from December 31, 2005 to September 30, 2006 compared to $1.1 million from December 31, 2004 to September 30, 2005. Principle payments on the subordinated note totaled $2.1 million from December 31, 2005 to September 30, 2006 compared to $1.1 million from December 31, 2004 to September 30, 2005.

Credit Facilities and Subordinated Note

Wachovia Bank, National Association, or Wachovia, has granted a $25 million credit facility to the Company. Borrowings under the credit facility are based on the amount of eligible accounts receivable and eligible inventory outstanding when each loan is made, and may not exceed an aggregate of $25.0 million including outstanding letters of credit which are limited to $8.0 million at any one time. At the Company’s option, the interest rates at which it borrows funds under the credit facility can be tied to an applicable prime rate or the LIBOR rate in effect at the time when each loan is made. At September 30, 2006, a total of $2.1 million of letters of credit were outstanding and $8.3 million of outstanding borrowings under the credit facility. The Company must comply with certain covenants expressed as fixed charge coverage ratios and tangible liability to net worth ratios in order to be eligible to borrow funds under the credit facility. In January and February 2006, as a result of the litigation settlement the Company accrued at the end of December 2005, the Company was in violation of the fixed charged coverage ratio covenant of the Credit Facility and has received a waiver from Wachovia for these violations. The Company was in compliance with all of the credit facility’s covenants at September 30, 2006.

The Company extends credit to its customers. Accordingly, the Company may have significant risk in collecting accounts receivable from its customers. The Company has credit policies and procedures which it uses to minimize exposure to credit losses. The Company's collection personnel regularly contact customers with receivable balances outstanding beyond 30 days to expedite collection. If these collection efforts are unsuccessful, the Company may discontinue merchandise shipments until the outstanding balance is paid. Ultimately, the Company may engage an outside collection organization to collect past due accounts. Timely contact with customers has been effective in reducing credit losses. For the nine month period ending September 30, 2006 and 2005, the Company’s account receivable write-off’s were $0.2 million each and as a percentage of net sales were 0.3% for each period.

At September 30, 2006, the Company owed approximately $3.8 million to Textile Investment International S.A., or Textile, pursuant to the terms of an amended and restated note in the original principal amount of approximately $6.6 million. The note bears interest at the rate of 8% per annum, and provides for quarterly payments of principal and interest. Textile is an affiliate of Latitude Licensing Corp., the company which granted the licenses under which the Company designs, manufactures and sells its men’s and women’s lines of Girbaud trademarked apparel. Textile’s rights to receive payments under the note are subordinated to Wachovia’s rights under the Wachovia credit facility. Pursuant to those subordination rights and similar rights that applied to the note that was replaced by the amended and restated note, the Company, at various times in the past, has been required to defer the payments that otherwise would have been due under those notes. Whenever that has occurred, the deferred amount has become due and payable in monthly installments over an ensuing 12 month period. During 2006, in connection with the credit facility covenant violations in January and February 2006 mentioned above, and to not fall into non-compliance with these covenants for April 2006 (as provided by the Textile note) the Company deferred payment of the $250,000 monthly deferred payments that were to be paid in for those months. The amended and restated note provides that the non-payment and deferral of all amounts required to be deferred does not constitute a default under that note.

Schedule of contractual obligations:
Payments Due By Period	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Revolving line of credit	$8,317,373	$8,317,373	$—	$—	$—
Long term debt (*)	3,898,690	3,340,000	558,690	—	—
Operating leases	4,001,513	460,237	911,553	964,581	1,665,142
Employment agreements	1,783,625	1,150,813	632,813	—	—
Girbaud license obligations	6,227,426	5,102,426	1,125,000	—	—
Girbaud fashion shows	525,000	450,000	75,000	—	—
Girbaud creative & advertising fees	367,500	320,000	47,500	—	—
Promotional expense license requirement	1,386,000	1,061,000	325,000	—	—
Total contractual cash obligations	$26,507,127	$20,201,849	$3,675,556	$694,581	$1,665,142

(*) Long term debt includes principle of $2.5 million, accrued interest of $1.2 million and interest to be incurred in future periods of $0.2 million.

The Company believes that current levels of cash and cash equivalents ($0.5 million at September 30, 2006), together with funds available under its credit facilities (approximately $6.3 million at September 30, 2006), will be sufficient to meet its capital requirements for the next 12 months.

Backlog and Seasonality

The Company's business is impacted by the general seasonal trends that are characteristic of the apparel and retail industries. In the Company's segment of the apparel industry, sales are generally higher in the first and third quarters. Historically, the Company has taken greater markdowns in the second and fourth quarters. The Company generally receives orders for its products three to five months prior to the time the products are delivered to stores. The Company had unfilled orders of $21.1 million at September 30, 2006 compared to $18.6 million at September 30, 2005. The backlog of orders at any given time is affected by a number of factors, including seasonality, weather conditions, scheduling of manufacturing and shipment of products. As the time of the shipment of products may vary from year to year, the results for any particular quarter may not be indicative of the results for the comparable quarter of another year or for the full year.

Limited Dependence on Certain Customers

Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of trade accounts receivable. The Company's customer base is not concentrated in any specific geographic region, but is concentrated in the retail industry. As of September 30, 2006 and 2005, the Company had no one customer who accounted for more then 10.0% of trade accounts receivable. For the three months ended September 30, 2006 sales to one customer accounted for 10.3% of net sales. For the three months ended September 30, 2005 and for the nine months ended September 30, 2006 and 2005 sales to no one customer accounted for more than 10.0% of net sales.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15 and Rule 15d-15 of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective during that period, notwithstanding the significant deficiency discussed below. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in our periodic filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

Changes in Internal Controls Over Financial Reporting

In the course of reviewing our financial statements for the three and nine month periods ended September 30, 2006, our auditors noted a deficiency in our control structure. A control deficiency exists when the design or operation of a control does not allow our management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis. A significant deficiency is a control deficiency, or combination of control deficiencies, that adversely affects our ability to initiate, authorize, record, process, or report financial data reliably in accordance with generally accepted accounting principles such that there is a more than remote likelihood that a misstatement of our financial statements that is more than inconsequential will not be prevented or detected by application of our internal control procedures and processes.

The significant deficiency noted by our auditors concerned incomplete communication of information between the Compensation Committee of our Board and management regarding the completion of the process pertaining to two small option awards granted to two non-executive employees in prior periods. As a result of the failure to transmit necessary information to the appropriate parties within the Company to permit the timely and accurate recording and reporting of those two option grants, those two awards were not properly accounted for in the periods in which they were granted.

Management and the Compensation Committee have begun to implement new procedures designed to ensure that all information regarding the approval of stock based compensation awards shall be communicated by the Committee to the Company in a manner designed to permit the timely and accurate recording and reporting of all of such awards.

Based upon the limited number of option grants that have been made, the relatively small size of all but a few of those grants and the Compensation Committee’s determination that the list of all outstanding stock based compensation awards was complete as of September 30, 2006, our auditors concluded that the deficiency was not pervasive and that the impact of the recording and reporting errors involving the two options in question was not material. Management has also concluded that the deficiency was not pervasive and that the impact of the recording and reporting errors involving the two options in question was not material.

As discussed above, there have been changes in our internal control over financial reporting during the period covered by this report that have affected, or are reasonably likely to affect, our internal control over financial reporting. However, as noted, the Company does not believe that those changes are material.

PART II—OTHER INFORMATION

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

I.C. Isaacs & Company, Inc
Dated: November 14, 2006	By:	/s/ Peter J. Rizzo
Peter J. Rizzo, Chief Executive Officer

Dated: November 14, 2006	By:	/s/ Gregg A. Holst
Gregg A. Holst, Chief Financial Officer (Principal Financial Officer)

Exhibit Index

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to Section 1350 of chapter 63 of Title 18 of the United States Code