Form 10-K
period 2006-12-31
IC ISAACS & CO INC
filed 2007-04-02
CIK 1041179

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

Annual Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2006

Commission File No. 0-23379

I.C. ISAACS & COMPANY, INC.

(Exact name of registrant as specified in charter)

Delaware (State or other jurisdiction of incorporation or organization)	52-1377061 (IRS employer identification no.)
475 10th Avenue, 9th Floor New York, NY 10018 (Address of principal executive office)	10018 (Zip code)

Registrant’s telephone number, including area code: (646) 459-2600

Securities Registered Pursuant to Section 12(b) of the Act:

None

Securities Registered Pursuant to Section 12(g) of the Act:

Title of Class:

Common Stock, $.0001 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐ Yes ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐  Accelerated filer ☐ Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

The aggregate market value of the voting common stock held by non-affiliates of the Registrant as of the last business day of the Registrant’s most recently completed second fiscal quarter, at June 30, 2006, was approximately $71,987,910 based on the average closing price of the Common Stock as reported by the OTC Bulletin Board on that day. Solely for purposes of the foregoing calculation all of the Registrant's directors and officers are deemed to be affiliates. The Registrant does not have outstanding any non-voting common stock.

As of March 29, 2007, 12,282,618 shares of Common Stock were outstanding.

Document Incorporated by Reference

Portions of the proxy statement for the registrant’s 2007 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10K.

I.C. ISAACS & COMPANY, INC.

FORM 10-K

		Page
	PART I
ITEM 1.	BUSINESS	4
ITEM 1A	RISK FACTORS	10
ITEM 1B	UNRESOLVED STAFF COMMENTS	14
ITEM 2.	PROPERTIES	14
ITEM 3.	LEGAL PROCEEDINGS	14
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	14

	PART II
ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF SECURITIES	15
ITEM 6.	SELECTED FINANCIAL DATA	17
ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	18
ITEM 7A.	QUANTITATIVE & QUALITATIVE DISCLOSURES ABOUT MARKET RISK	27
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	27
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	27
ITEM 9A.	CONTROLS AND PROCEDURES	27
ITEM 9B.	OTHER INFORMATION	28

	PART III
*ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	29
*ITEM 11.	EXECUTIVE COMPENSATION	29
*ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	29
*ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	29
*ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES	29

	PART IV
ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES	30

SIGNATURES		31

________________________
* Incorporated by reference to the Registrant’s Definitive Proxy Statement on Schedule 14A (the “Proxy Statement”) prepared in connection with the 2007 Annual Meeting of Stockholders. The Proxy Statement will be filed no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

"I.C. Isaacs" and "I.G. Design" are trademarks of I.C. Isaacs & Company, Inc. All other trademarks or service marks, including "Girbaud" and "Marithé and Francois Girbaud", appearing in this Annual Report on Form 10-K (the “Report”) are the property of their respective owners and are not the property of the Company.

The various companies that hold and license the Girbaud trademarks, and that engage in the design and licensing of Girbaud branded apparel, as well as the affiliates and associates of those companies, are hereinafter collectively referred to as “Girbaud.”

IMPORTANT INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements, written, oral or otherwise made, include statements regarding the intent, belief or current expectations of the Company and its management, including the Company’s beliefs regarding the prominence of branded, licensed apparel, in general, and the Girbaud brand, in particular, in the Company’s future, the Company’s expectations regarding the renewal of its licenses for men’s and women’s sportswear and jeanswear by Girbaud, and its expectations that substantially all of its net sales will come from sales of Girbaud apparel, the Company’s beliefs regarding the relationship with its employees, the conditions of its facilities, the number of manufacturers capable of supplying the Company with products that meet the Company’s quality standards, the Company’s beliefs regarding its ordering flexibility as a result of transferring most of its production to Asia, the Company’s beliefs regarding the basis on which it competes for business, the Company’s environmental obligations and the Company’s expectations regarding its product offerings. Words such as "believes," "anticipates," "expects," "intends," "plans," and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. Forward-looking statements are statements that are subject to a variety of risks and uncertainties, many of which are beyond the Company’s control and could cause actual results to differ materially from those contemplated in such forward-looking statements, including, though not limited to, the following specific risks and uncertainties: (i) changes in the marketplace for the Company’s products, including customer tastes, (ii) the introduction of new products or pricing changes by the Company’s competitors, (iii) changes in the economy both domestic and international, and (iv) termination of one or more of the Company’s agreements for use of the Girbaud brand name and images used in the manufacture and sale of the Company’s products. Existing and prospective investors are cautioned not to place undue reliance on these aforementioned forward-looking statements, as they apply only to the date hereof. Such forward looking statements do not purport to be predictions of future events or circumstances, and therefore, there can be no assurance that any forward-looking statement contained herein will prove to be accurate. Furthermore, the Company undertakes no obligation to update or revise the forward-looking statements contained in this Report whether as a result of new information, future events or circumstances or otherwise.

Access to Company Reports

Investors may read and copy any document that the Company files under the Securities and Exchange Act of 1934 (including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to these reports) at the Securities and Exchange Commission (the “SEC”) Public Reference Room at 100 F Street, NE, Washington, DC 20549. In addition, the SEC maintains an internet site at www.sec.gov that contains reports and other information regarding issuers that can be accessed electronically. The Company maintains a website at www.icisaacs.com that contains some of the more recent (but not all of the) 10-K, 10-Q and 8-K reports about the Company that may be found at the SEC’s website.

PART I

ITEM 1. BUSINESS

Introduction

I.C. Isaacs & Company, Inc. (“Isaacs”), together with its predecessors and subsidiaries, including I.C. Isaacs & Company L.P. (the “LP”), and Isaacs Design, Inc. (collectively the “Company”) is a designer and marketer of branded jeanswear and sportswear. Founded in 1913, the Company offers collections of men’s and women’s jeanswear and sportswear under the Marithé and François Girbaud designer brand (“Girbaud brand” or “Girbaud branded”) in the United States and Puerto Rico. The Girbaud brand is an internationally recognized designer label with a distinct European influence. Sales of Girbaud branded products accounted for all of the Company’s net sales in 2006, 2005 and 2004.

Products

The Company has positioned its Girbaud branded line with a broad assortment of products, styles and fabrications reflecting a contemporary European look. The Company markets a full collection of men’s jeanswear and sportswear under the Girbaud brand, including a broad array of bottoms, tops and outerwear. The Company also offers a women’s sportswear collection under the Girbaud brand, which also includes a wide assortment of bottoms, tops and outerwear. These collections are targeted to consumers who are seeking quality, fashionable products at competitive prices. Girbaud is an internationally recognized designer brand. The Company markets innovative European-inspired men’s and women’s jeanswear and sportswear collections under the Girbaud brand. The Company’s Girbaud branded collections include full lines of bottoms consisting of jeans and casual pants in a variety of fabrications, including denim, stretch denim, cotton twill and nylon, cotton t-shirts, polo shirts, knit and woven tops, sweaters, outerwear and leather sportswear. Reflecting contemporary European design, each of these collections is characterized by innovative styling and fabrication and is targeted to consumers ages 16 to 40. Estimated retail prices range from $29 to $39 for t-shirts, $49 to $100 for tops and bottoms, $60 to $128 for sweaters and $80 to $300 for outerwear.

Customers and Sales

The Company’s products are sold in approximately 1,900 specialty stores, specialty store chains and department stores. The Company’s Girbaud brand products are sold and marketed domestically under the direction of a 13 person sales force. The Company uses both sales representatives and distributors for the sale of its products. Sales representatives include employees of the Company as well as independent contractors. Each of the Company’s non-employee sales representatives has an agreement with the Company pursuant to which the sales representative serves as the sales representative of specified products of the Company within a specified territory. The Company does not have long-term contracts with any of its customers. Instead, its customers purchase the Company’s products pursuant to purchase orders and are under no obligation to continue to purchase the Company’s products.

The Company began marketing men’s sportswear under the Girbaud brand in early 1998 and introduced a women’s sportswear collection under the Girbaud brand in the second quarter of 1998. The Company’s Girbaud men’s products are sold to approximately 1,350 stores in the United States and Puerto Rico, including major department stores such as Federated Department Stores, Dillard’s, Belk stores and Bon-Ton Stores, and many prominent specialty stores. The Company’s Girbaud women’s line is sold to approximately 550 stores. None of the Company’s customers accounted for 10% or more of sales in 2006, 2005 nor 2004. As of December 31, 2006 and 2005, the Company had one customer that represented 12.0% and 11.4% of accounts receivable, respectively.

Design and Merchandising

The Company’s designers and merchandisers are provided with the Girbaud collections from Europe twice a year and they collaborate with Marithé and François Girbaud and their staff in the development of the Company’s Girbaud branded product lines for sale in the United States. Merchandisers also regularly meet with sales management to gain additional market insight and further refine the products to be consistent with the needs of each of the Company’s markets. The Company’s in-house design and product development is carried out by merchandising departments in New York. Many of the Company’s products are developed using computer-aided design equipment, which allows designers to view and easily modify images of a new design. The Company currently has 15 people on the design staff in New York City. Design expenditures were approximately $3.1 million, $3.6 million and $3.1 million in 2006, 2005 and 2004 respectively.

Advertising and Marketing

The Company communicates and reinforces the brand and image of its Girbaud products through creative and innovative advertising and marketing efforts. The Company’s advertising and marketing strategies are directed by its New York sales office and developed in collaboration with advertising agencies and with Girbaud’s European offices and Paris advertising agency. The Company’s advertising strategy is geared toward its youthful and contemporary consumers, whose lifestyles are influenced by music, sports and fashion. The Company’s advertising campaigns have evolved from trade magazines to a wide variety of media, including billboards, fashion magazines and special events. In 2006, 2005 and 2004, the Company continued to utilize advertising media to promote its products at moderate levels of spending. The Company is required to spend the greater of an amount equal to 3% of Girbaud net sales or $0.9 million in advertising and related expenses promoting the Girbaud brand products in each year of the terms of the Girbaud agreements. During each of the six years ended December 31, 2005, the amounts of advertising and related expenses incurred by the Company in marketing the Girbaud brand products were less than the amounts required under the agreements. In each of the various amendments to the men’s and women’s license agreements which were executed in 2002 - 2004, Latitude and the Company confirmed to one another that neither party was in default to the other in the performance of any of the obligations owed by either of them to the other. In March 2006, Latitude had also waived the Company’s failure to spend the minimum amounts required under the men’s and women’s license agreements in 2005. In 2006, as a result of the amounts spent on advertising expenses as well as capital expenditures related to promoting the Girbaud brand, the Company was in compliance with these requirements under the licensing agreements. The Company’s advertising and promotional expenditures, including capitalized expenditures for show booths and stores fixtures, were approximately $2.8 million, or 3.2% of net sales, in 2006, $1.6 million, or 1.9% of net sales, in 2005 and $1.8 million, or 2.2% of net sales, in 2004.

Product Sourcing

General

The manufacturing and sourcing of the Company’s products in 2006 was predominately done by foreign independent contractors. Each of the Company’s independent contractors and independent buying agents has an agreement with the Company whereby it performs manufacturing or purchasing services for the Company on a non-exclusive basis. The Company evaluates its contractors frequently and believes that there are a number of manufacturers capable of producing products that meet the Company’s quality standards. The Company’s production requirements account for a significant portion of many of its contractors’ production capacity. The Company has the ability to terminate its arrangements with each of its contractors at any time. A change in suppliers, however, could cause a delay in manufacturing and a possible loss of sales, which could adversely affect operating results.

Virtually all of the Company’s sportswear products are produced by approximately 33 different manufacturers in Asia, three manufacturers in South America and one manufacturer each in Africa and in North America. During 2006, Asia, South America, Africa and North America accounted for 68%, 23%,

2% and 7% of total unit production respectively. During 2006, one of the Company’s Asian contractors and one of its South American contractors accounted for approximately 45% and 18%, respectively, of the Company’s total unit production. No other manufacturer or contractor accounted for more then 10% of the Company’s total unit production in 2006. The Company has well established relationships with many of its contractors; however, it is not bound by any long term contracts or minimum purchase agreements. The Company retains independent buying agents in various countries in Asia and Africa to assist in selecting and overseeing independent manufacturers, sourcing fabric, trim and other materials and monitoring quotas. Independent buying agents also perform quality control functions on behalf of the Company, including inspecting materials and manufactured products prior to accepting delivery. The Company’s production, sourcing and merchandising staffs oversee fabric and product development, apparel manufacturing, price negotiation and quality control, as well as the research and development of new sources of supply. Purchasing from these contractors may require the Company to estimate sales and issue purchase orders for inventory in advance of receiving firm orders from its customers. A risk to the Company is that its estimates may differ from actual orders. If this happens, the Company may miss sales because it did not order enough, or it may be required to sell excess inventory at reduced prices.

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

Warehousing and Distribution

The Company services its customers utilizing a 70,000 square foot Company-owned and operated distribution center in Milford, Delaware. The Company has established a computerized "Warehouse Management System" with real-time internal tracking information and the ability to provide its customers with electronically transmitted "Advance Shipping Notices." The accuracy of shipments is increased by the ability to scan coded garments during the packing operation. This process also provides for computerized routing and customer invoicing. The vast majority of shipments are handled by UPS, common carriers or parcel post.

Quality Control

The Company’s quality control program is designed to ensure that all of the Company’s products meet its high quality standards. Visits are made by the Company’s agents to outside contractors to ensure compliance with the Company’s quality standards. Audits are also performed by quality control personnel at the Milford, Delaware distribution center on all categories of incoming merchandise.

All garments produced for the Company must be produced in accordance with the Company’s specifications. The Company’s import quality control program is designed to ensure that the Company’s products meet its high quality standards. The Company monitors the quality of fabrics prior to the production of garments and inspects prototypes of products before production runs are commenced. In some cases, the Company requires its agents or manufacturers to submit fabric to an independent, outside laboratory for testing prior to production. The Company requires each agent to perform both in-line and final quality control checks during and after production before the garments leave the contractor. Personnel from the Company’s New York office also visit factories to conduct these inspections.

Backlog and Seasonality

The Company's business is impacted by the general seasonal trends that are characteristic of the apparel and retail industries. In the Company's segment of the apparel industry, sales are generally higher in the first and third quarters. The Company generally receives orders for its products up to five months prior to the time the products are delivered to stores. The backlog of orders at any given time is affected by a number of factors, including weather conditions, scheduling of manufacturing and shipment of products. As the time of the shipment of products may vary from year to year, the results for any particular quarter may not be indicative of the results for the full year. The Company had unfilled orders of $14.1 million at December 31, 2006 compared to $17.4 million at December 31, 2005.

Licenses and Other Rights Agreements

Girbaud Domestic Licenses

In November 1997, the Company entered into an exclusive license agreement (the “Girbaud Men’s Agreement”) with Girbaud Design, Inc. and its affiliate Wurzburg Holding S.A. (“Wurzburg”) to manufacture and market men’s jeanswear, casual wear and outerwear under the Girbaud brand and certain related trademarks (the “Girbaud Marks”) in all channels of distribution in the United States, including Puerto Rico and the U.S. Virgin Islands. In March 1998, the Girbaud Men’s Agreement was amended and restated to include active influenced sportswear as a licensed product category and to name Latitude Licensing Corp. as the licensor (“Latitude”). Also in March 1998, the Company entered into an exclusive license agreement (the “Girbaud Women’s Agreement” and, together with the Girbaud Men’s Agreement, the “Girbaud Agreements”) with Latitude to manufacture and market women’s jeanswear, casual wear and outerwear, including active influenced sportswear, under the Girbaud Marks in all channels of distribution in the United States, including Puerto Rico and the U.S. Virgin Islands.

The terms of the Girbaud Agreements were to expire at the end of 2007. In November 2006, the Company notified the licensor of its election to extend the terms of both of the Girbaud Agreements through the end of 2011. The Girbaud Agreements generally allow the Company to use the Girbaud Marks on apparel designed by or for the Company or based on designs and styles previously associated with the Girbaud brand, subject to quality control by Latitude over the final designs of the products, marketing and advertising material and manufacturing premises. The Girbaud Agreements provide that they may be terminated by Latitude upon the occurrence of certain events, including, but not limited to, a breach by the Company of certain obligations under the Girbaud Agreements that remain uncured following certain specified grace periods.

Under the Girbaud Men’s Agreement, as amended the Company is required to make royalty payments to Latitude in an amount equal to 6.25% of the Company’s net sales of regular licensed merchandise and 3.0% in the case of certain irregular and closeout licensed merchandise. The Company is obligated to pay the greater of actual royalties earned or minimum guaranteed annual royalties of $3,000,000 through 2011. On a monthly basis during the term, the Company is obligated to pay 8.3% of the minimum guaranteed royalties for that year. On a quarterly basis during the term, the Company is required to pay the amount that the actual royalties exceed the total minimum guaranteed royalties for that quarter. The Company is required to spend the greater of an amount equal to 3% of Girbaud men’s net sales or a minimum of $500,000 in advertising and related expenses promoting the men’s Girbaud brand products in each year through the term of the Girbaud Men’s Agreement. The Company has agreed to increase the minimum annual amount of these expenditures under the Girbaud Men’s Agreement by $200,000 in each of the years 2007, 2008 and 2009 (see the previous discussion under “Advertising and Marketing”).

Under the Girbaud Women’s Agreement, as amended, the Company is required to make royalty payments to Latitude in an amount equal to 6.25% of net sales of regular licensed merchandise and 3.0% of certain irregular and closeout licensed merchandise. The Company is obligated to pay the greater of actual royalties earned or minimum guaranteed annual royalties of $1,500,000 through 2011. On a monthly basis during the term, the Company is obligated to pay 8.3% of the minimum guaranteed royalties for that year. On a yearly basis, the Company is required to pay the amount that the actual royalties exceed the total minimum guaranteed royalties for that year. The Company is required to spend the greater of an amount equal to 3% of Girbaud women’s net sales or a minimum of $400,000 in advertising and related expenses promoting the women’s Girbaud brand products in each year through the term of the Girbaud Women’s Agreement.  The Company has agreed to increase the minimum annual amount of these expenditures under the Girbaud Women’s Agreement by $200,000 in each of the years 2007, 2008 and 2009 (see the previous discussion under “Advertising and Marketing”). In addition, over the term of the Girbaud Women’s Agreement, the Company is required to contribute $190,000 per year to Latitude’s advertising and promotional expenditures for the Girbaud brand.

The Company is obligated to pay a minimum of $9.1 million during 2007 in the form of minimum royalty payments, fashion show expenses and advertising and promotional expenses pursuant to the Girbaud Agreements and in subordinated note payments. In 2007, the Company expects that substantially all of its net sales will come from apparel manufactured under the licenses granted pursuant to the Girbaud Agreements.

Licensor Ownership

In 2002, Textile Investment International S.A. (“Textile”), an affiliate of Latitude, acquired 666,667 shares of common stock, preferred stock which it converted into 3,300,000 shares of common stock and a note payable issued by the Company, from a former licensor. As a result of those transactions, Textile and Wurzburg, together which owned 582,500 shares of the Company’s common stock prior to the transactions, own approximately 37% of the common stock of the Company outstanding as of the date of filing of this Report.

Credit Control

The Company manages its own credit and collection functions and has never used a factoring service or outside credit insurance. During 2006, the Company sold to approximately 1,100 accounts throughout the United States and Puerto Rico. All of the functions necessary to service this large volume of accounts are handled by the Company’s in-house credit department in Baltimore, Maryland. The Company extends credit to its customers. Accordingly, the Company may have significant risk in collecting accounts receivable from its customers. The Company has credit policies and procedures that it uses to minimize exposure to credit losses. The Company currently employs five people in its credit department and believes that managing its own credit gives it unique flexibility as to which customers the Company should sell and how much business the Company should do with each. The Company obtains and periodically updates information regarding the financial condition and credit histories of customers. The Company’s collection personnel evaluate this information and, if appropriate, establish a line of credit. Credit personnel track payment activity for each customer using customized computer software and directly contact customers with receivable balances outstanding beyond 30 days. If these collection efforts are unsuccessful, the Company may discontinue merchandise shipments until the outstanding balance is paid. Ultimately, the Company may engage an outside collection organization to collect past due accounts. Timely contact with customers has been effective in minimizing the Company’s credit losses.

Competition

The apparel industry is highly competitive and fragmented. The Company competes against numerous apparel brands and distributors.

Principal competitive factors include:

•	developing quality products with consistent fits, finishes, fabrics and style;
•	anticipating and responding in a timely manner to changing consumer demands;
•	providing compelling value in products for the price;
•	continuing to generate competitive margins and inventory turns for retail customers by providing timely delivery; and
•	providing strong effective marketing support.

The Company believes its competitive strengths lie in the quality of its design and its ability to provide compelling value for products.

Management Information Systems

The Company believes that information processing is essential to maintaining its competitive position. The Company’s systems provide, among other things, comprehensive order processing, production, accounting and management information for the marketing, selling, production and distribution functions of the Company’s business. The Company’s software programs allow it to track, among other things, orders, production schedules, inventory and sales of its products. The programs include centralized management information systems, which provide the various operating departments with financial, sales, inventory and distribution related information. The Company is able to ship orders received via electronic data interchange, from inventory on hand, to certain customers within 24 to 72 hours from the time of order receipt.

Employees

As of the date of filing of this Report, the Company had approximately 110 full time employees. The Company is not a party to any labor agreements, and none of its employees is represented by a labor union. The Company considers its relationship with its employees to be good and has not experienced any material interruption of its operations due to labor disputes.

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

An investment in the Company’s common stock involves risks. Investors should read and carefully consider the following risk factors in addition to all other information in this Report before making an investment in the Company’s common stock.

Because the Company has a history of fluctuating operating results, it can not assure prospective investors that it will operate profitably or will generate positive cash flow in the future.

Although the Company has operated profitably since the end of 2003 that has not always been the case. During the five year period ended December 31, 2003, it incurred aggregate losses of approximately $37,000,000. The Company’s operating results in the future may be subject to significant fluctuations due to many factors not within the Company’s control, such as demand for the Company’s products, and the level of competition and general economic, political and business conditions (both domestically and internationally) and seasonal fluctuations.

If the Company fails to identify and respond appropriately to changing consumer demands and fashion trends, consumer acceptance of its products could be adversely affected and that could have a material adverse effect on the Company’s financial condition and results of operations.

The apparel industry is highly competitive, fragmented and subject to rapidly changing consumer demands and preferences. The Company believes that its success depends in large part upon its ability to anticipate, gauge and respond to changing consumer demands and fashion trends in a timely manner and upon the continued appeal to consumers of the Girbaud brand name. The Company competes with numerous apparel manufacturers and distributors, many of which have greater financial resources than the Company possesses. The Company’s products also compete with a substantial number of designer and non-designer lines. Although the level and nature of competition differ among the Company’s product categories, the Company believes that it competes primarily on the basis of brand image, design quality and value pricing. Increased competition by existing and future competitors could result in reductions in sales or prices of the Company’s products, which could have a material adverse effect on the Company’s financial condition and results of operations. In addition, there is no assurance that the Company will be able to introduce competitive lines of Girbaud branded or other products or that such products will achieve market acceptance. The apparel industry historically has been subject to substantial cyclical variations, and a recession in the general economy or uncertainties regarding future economic prospects that affect consumer spending habits could have a material adverse effect on the Company’s financial condition or results of operations.

The Company is completely dependent upon licenses granted to it by an affiliate of the Company’s controlling stockholders for all of the revenues that it generates. The Company’s inability to renew those licenses upon terms that it would consider to be commercially reasonable could place it in a materially adverse position financially and operationally.

The Company’s business is completely dependent upon the Company’s use of the Girbaud brand names and images, which are in turn dependent upon the existence and continuation of two license agreements granted to it by Latitude. Latitude is an affiliate of Wurzburg and Textile. Those two companies, which are wholly owned by François Girbaud and Marithé Bachellerie, collectively own approximately 37% of the Company’s common stock. The Company’s licenses for use of the Girbaud brand names and images are limited to certain specified products in the United States, Puerto Rico and the U.S. Virgin Islands, extended through December 31, 2011. There can be no assurance that the Company will be able to retain the right to use the Girbaud brand names and images or enter into comparable arrangements upon the expiration of the current agreements. In addition, each of the Company’s Girbaud license agreements contains provisions that, under certain circumstances (not all of which are under the Company’s control), could permit Latitude to terminate the agreements. Such provisions include, among other things (i) a default that continues beyond the specified grace period in the payment of certain amounts payable under the applicable agreement and (ii) the failure to comply with the covenants contained in the applicable agreement. Any termination of these agreements would result in loss of the Company’s rights to use the Girbaud brand names and images and would have a material adverse effect on the Company’s financial condition and results of operations.

Because the Company extends credit to its customers, it is subject to the risks inherent in ordering and paying for goods before it receives any payment from customers for the goods.

The Company extends credit to its customers based on an evaluation of each customer's financial condition and credit history and, due to growth, continues to experience increases in the amount of the Company’s outstanding accounts receivable. In 2006 and 2005, the Company’s allowance for doubtful accounts was $0.7 million each year. Its accounts receivable write-offs as a percentage of net sales during each of those periods were 0.5% and 0.8%, respectively. There can be no assurance that the Company’s credit losses will continue at these levels. The failure to accurately assess the credit risk from the Company’s customers, changes in overall economic conditions and other factors could cause the Company’s credit losses to increase, which could have a material adverse effect on the Company’s financial condition or results of operations.

The Company’s dependence on unaffiliated manufacturers for the production of all of the products that it sells makes it susceptible to financial and customer-related problems that could arise from shipment delays and product quality issues.

All of the Company’s manufacturing and sourcing needs are currently met through foreign independent contractors. The Company currently contracts with approximately 38 manufacturers in 10 countries. The Company does not have long-term contracts with any manufacturers and most of those manufacturers supply the Company on a non-exclusive basis pursuant to purchase orders. During 2006, Asia, South America, Africa and North America accounted for 68%, 23%, 2% and 7% of total unit production respectively. During 2006, one of the Company’s Asian contractors and one of its South American contractors accounted for approximately 45% and 18%, respectively, of the Company’s total unit production. No other manufacturer or contractor accounted for more then 10% of the Company’s total unit production in 2006. The inability of a manufacturer to ship the Company’s products in a timely manner or to meet the Company’s quality standards could adversely affect the Company’s ability to deliver products to its customers in a timely manner. Delays in delivery caused by manufacturing delays, disruption in services of delivery carriers or other factors could result in cancellations of orders, refusals to accept deliveries or reductions in purchase prices, any of which could have a material adverse effect on the Company’s financial condition or results of operations.

The Company’s complete reliance on foreign sourcing of its goods also subjects it to financial and customer-related problems that could arise from trade disputes and disruptions in the countries in which the Company’s contractors are located.

The Company’s operations may be affected adversely by political instability (resulting in the disruption of trade with the countries in which its contractors are located), the imposition of additional regulations relating to imports, the imposition of additional duties, tariffs and other charges on imports, significant fluctuations in the value of the dollar against foreign currencies or restrictions on the transfer of funds. Such factors have not previously had a material adverse effect on the Company’s financial condition or results of operations, but there can be no assurance that such will remain the case in the future.

The Company’s imported products are subject to U.S. customs duties, which comprise a material portion of the cost of the merchandise. A substantial increase in customs duties could have a material adverse effect on the Company’s financial condition or results of operations. The United States or the countries in which the Company’s products are produced may, from time to time, impose new quotas, duties, tariffs or other restrictions, or adversely adjust prevailing quota, duty or tariff levels, any of which could have a material adverse effect on the Company’s financial condition or results of operations.

The Company’s policy is to notify the Company’s independent manufacturers, through the Company’s agents, of the expectation that such manufacturers operate in compliance with applicable laws and regulations. While the Company’s policies promote ethical business practices and the Company’s staff periodically visits and monitors the operations of its independent manufacturers, the Company does not control such manufacturers or their labor practices. The violation of labor or other laws by an independent manufacturer or the divergence of an independent manufacturer's labor practices from those generally accepted as ethical in the United States could have a material adverse effect on the Company’s financial condition or results of operations.

The seasonality of the Company’s business, periodic changes in customer tastes and quarterly fluctuations in the Company’s sales require it to make predictions about consumer demands for the Company’s products that can turn out to be wrong. The Company’s financial condition can be materially adversely affected when that occurs.

The Company’s business is subject to significant seasonal and quarterly fluctuations that are characteristic of the apparel and retail industries. The Company’s backlog of orders and overall results of operations may fluctuate from quarter to quarter as a result of, among other things, variations in the timing of product orders by customers, weather conditions that may affect purchases at the wholesale and retail levels, the amount and timing of shipments, advertising and marketing expenditures and increases in the number of employees and overhead needed to support growth. In the Company’s segment of the apparel industry, sales are generally higher in the first and third quarters. The Company’s ability in predicting customer acceptance or consumer demand for its products, if inaccurate, might result in significant, unrecoupable expenditures on inventory that could materially adversely affect the Company’s financial condition or its operating results.

Because the Company is effectively controlled by two stockholders affiliated with the Company’s licensor, it may be difficult for the Company’s other investors to influence or implement changes in governance and control of the company.

Würzburg and Textile, both of whom are affiliated with Latitude, the company that has licensed the Company’s use of the Girbaud trademarks, brand names and images, beneficially own an aggregate of approximately 37% of the Company’s outstanding common stock. Such concentration of ownership, together with the anti-takeover effects of certain provisions of the Company’s Amended and Restated Certificate of Incorporation (the “Restated Certificate”) and Amended and Restated By-laws (the “Restated By-laws”), may have the effect of delaying or preventing a change in control of the company.

Various anti-takeover provisions of the Company’s Restated Certificate of Incorporation and Restated By-laws may impact upon an investor’s ability to maximize his investment in the Company’s common stock.

The Company’s Restated Certificate and Restated By-laws include provisions that may have the effect of discouraging a non-negotiated takeover of the Company and preventing certain changes of control. These provisions, among other things (i) permit the Company’s board of directors (the “Board of Directors”), without further stockholder approval, to issue up to 5.0 million shares of preferred stock with rights and preferences determined by the Board of Directors at the time of issuance, (ii) require a 66.7% vote of the Company’s stockholders to approve any amendment, addition or termination of the Restated By-laws and (iii) restrict the ability of stockholders to call special meetings of the stockholders, nominate individuals for election to the Board of Directors or submit stockholder proposals. The provisions of the Restated Certificate and the Restated By-laws may, therefore, have the effect of inhibiting stockholders’ ability to realize the maximum value for their shares of common stock that might otherwise be realized because of a merger or other event affecting the control of the company.

The Company’s stock may be a penny stock. Trading of the Company’s stock may be restricted by the Securities and Exchange Commission’s (the “SEC’s”) penny stock regulations which may limit a stockholder’s ability to buy and sell the Company’s stock.

The price of the Company’s stock has traded above and below $5.00 per share during most of the past several years and has fallen within the SEC’s definition of a penny stock. The SEC has adopted Rule

15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. As of the date of filing of this Report, the Company’s securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade the Company’s securities. The Company believes that, in the past, the penny stock rules have discouraged investor interest in and have limited the marketability of the Company’s common stock.

The National Association of Securities Dealers (the “NASD”) sales practice requirements may also limit a stockholder’s ability to buy and sell the Company’s stock.

 In addition to the “penny stock” rules described above, the NASD has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the NASD believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The NASD requirements make it more difficult for broker-dealers to recommend that their customers buy the Company’s common stock, which may limit the stockholder’s ability to buy and sell the Company’s stock and have an adverse effect on the market for the Company’s shares.

Trading on the OTC Bulletin Board may be sporadic because it is not a stock exchange, and stockholders may have difficulty reselling their shares.

The Company’s common stock is quoted on the OTC Bulletin Board. Trading in stock quoted on the OTC Bulletin Board is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with the Company’s operations or business prospects. Moreover, the OTC Bulletin Board is not a stock exchange, and trading of securities on the OTC Bulletin Board is often more sporadic than the trading of securities listed on a quotation system like Nasdaq or a stock exchange like the New York Stock Exchange.

Investors may experience dilution of their ownership interests and the Company’s stock price may be adversely affected due to its future issuance of common or preferred stock, or securities that are convertible into, exchangeable for or exercisable for shares of common or preferred stock.

The Company may in the future issue previously authorized and unissued securities, resulting in the dilution of the ownership interests of its present stockholders. The Company is currently authorized to issue 50 million shares of common stock and 5 million shares of preferred stock with such designations, preferences and rights as may be determined by the Company’s board of directors. As of the date of filing of this Report, 12,282,618 shares of common stock were outstanding. In addition, the Company reserved:

• 2,200,000 shares of common stock for issuance pursuant to the Company’s Amended and Restated Omnibus Stock Plan, of which 733,233 shares have been issued, 1,191,367 shares underlie outstanding options and 275,400 shares remain available for future grants, and

• 450,000 shares of common stock for issuance pursuant to the Company’s 2005 Non-Employee Directors Stock Option Plan, none of which have been issued and options to purchase 225,000 shares are outstanding and 225,000 shares remain available for future grants.

The potential issuance of additional shares of the Company’s common and preferred stock, as well as securities convertible into, exchangeable for or exercisable for shares of the Company’s common or preferred stock, may create downward pressure on the trading price of the Company’s common stock. The Company may also issue additional shares of common stock or other securities that are convertible into, exchangeable for or exercisable for common or preferred stock in connection with the hiring of personnel, future acquisitions, future issuances of the Company’s securities for capital raising purposes or for other business purposes. Future sales of substantial amounts of the Company’s common or preferred stock, or the perception that sales could occur, could have a material adverse effect on the price of the Company’s common stock.

Other factors that could cause the Company’s actual results to differ materially from those predicted include, but are not limited to, the Company’s ability to obtain capital to fund any growth or expansion plans; the Company’s ability to hire and retain key personnel; changes in laws and regulations, including changes in accounting standards, tax statutes or regulations, environmental and land use regulations; uncertainties of litigation; and labor strikes or other work interruptions.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Certain information concerning the Company’s principal facilities is set forth below:

Location	Leased or Owned	Use	Approximate Area in Square Feet
Baltimore, MD	Owned	Administrative and Office Facilities	40,000
New York, NY	Leased though 2014	Executive Management, Sales, Merchandising, Marketing and Sourcing	13,500
Milford, DE	Owned	Distribution Center	70,000

The Company believes that its existing facilities are well maintained and in good operating condition. See "ITEM 1. Business—Warehousing and Distribution".

ITEM 3.  LEGAL PROCEEDINGS

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF SECURITIES

The market for the Company’s common stock is not an exchange but is the OTC Bulletin Board, an established quotation service regulated by the NASD. As of the date of filing of this Report, the Company had approximately 1,000 beneficial holders of its common stock.

Shares of the Company’s common stock are traded on the OTC Bulletin Board under the ticker symbol “ISAC.OB”. The reported last sale price of the common stock on the OTC Bulletin Board on March 30, 2007 was $2.05. The table below sets forth the high and low bid prices of the Company’s common stock for the periods indicated, as quoted by the OTC Bulletin Board Research Service. Such quotations reflect inter-dealer prices, without retail markup, markdown or commission, and may not represent actual transactions.

Quarter Ended	High	Low	High	Low
	2006		2005

March 31	$6.80	$4.40	$8.33	$3.98
June 30	$6.20	$4.50	$8.00	$5.50
September 30	$6.20	$4.70	$6.95	$5.13
December 31	$6.20	$4.01	$5.25	$4.00

The Company anticipates that all of its earnings will be retained for the foreseeable future for use in the operation of its business. Any future determination as to the payment of dividends will be at the discretion of the Company’s Board of Directors and will depend upon the Company’s results of operations, financial condition, restrictions in its credit facilities and other factors deemed relevant by the Board of Directors.

On May 15, 1997, the Board of Directors of the Company and the Company’s stockholders adopted the 1997 Omnibus Stock Plan (the "Plan"). The Plan was amended and restated pursuant to authority granted by the Company’s stockholders at the 2003 annual meeting of stockholders to increase the shares of common stock that may be issued with respect to awards granted under the Plan to an aggregate of 2.2 million shares. The Plan is administered by the Compensation Committee of the Board of Directors (the “Compensation Committee”). Participation in the Plan is open to all employees, officers, directors and consultants of the Company or any of its affiliates, as may be selected by the Compensation Committee from time to time. The Plan allows for stock options, stock appreciation rights, stock awards, phantom stock awards and performance awards to be granted. The Compensation Committee will determine the prices, vesting schedules, expiration dates and other material conditions upon which such awards may be exercised. As of December 31, 2006, options to purchase 1,191,367 shares remained outstanding with a weighted average exercise price of $2.20 per share. Through December 31, 2006, options to purchase 733,233 shares had been exercised at a weighted average exercise price of $1.99 per share. As of December 31, 2006, options to purchase 275,400 shares remained available for future grants. The issuance of such stock options was exempt from the registration requirements of the Securities Act, pursuant to Section 4(2) thereunder. The Company filed a Registration Statement on Form S-8 on July 29, 2004 to register the shares of its common stock issuable pursuant to awards granted under the Plan.

In April 2005, the Board of Directors of the Company and the Company’s stockholders adopted the Non-Employee Directors Stock Option Plan (the “Directors Plan”), whereby immediately following  each annual meeting of the Company, each non-employee directors receive automatic grants of options to purchase common stock in amounts that are specified by such plan. The exercise prices of all options granted under the Directors Plan are fixed at 100% of the market price of the common stock on each automatic grant date. The Company has reserved 450,000 shares of common stock for issuance under the Directors Plan. Options to purchase 225,000 shares of common stock with a weighted average exercise price of $5.69 per share were granted under the Directors Plan through December 31, 2006. All of the options were outstanding and unexercised at December 31, 2006.

Prior to 2003, the Company granted warrants to purchase 500,000 shares of the Company’s common stock for $0.75 per share to Textile. In 2005, Textile assigned these warrants to an unaffiliated entity. In December 2005, this unaffiliated entity exercised its right to purchase 250,000 and, in accordance with the net issuance formula contained in the warrants and in lieu of paying $0.75 per share, gave up the right to purchase 43,605 shares and received 206,395 shares in the transaction based upon a closing price of $4.30 per share on the exercise date. In December 2006, this unaffiliated entity notified the Company it was exercising its right to purchase the remaining 250,000 shares. The exercise was completed in January 2007 at which time, in accordance with the net issuance formula contained in the warrants and in lieu of paying $0.75 per share, the unaffiliated entity gave up the right to purchase 41,667 shares and received 208,333 shares in the transaction based upon a closing price of $4.50 per share on the notification date. There were outstanding warrants to purchase 250,000 shares of common stock at each of December 31, 2006 and 2005.

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data set forth below has been derived from the consolidated financial statements of the Company and the related notes thereto. The statement of operations data for the years ended December 31, 2006, 2005 and 2004 and the balance sheet data as of December 31, 2006 and 2005 are derived from the consolidated financial statements of the Company, included elsewhere herein, which have been audited by BDO Seidman, LLP, independent registered public accountants. The statement of operations data for the years ended December 31, 2003 and 2002 and the balance sheet data as of December 31, 2004, 2003 and 2002 are derived from the consolidated financial statements of the Company, which have been audited but are not contained herein. The following selected financial data should be read in conjunction with the Company’s consolidated financial statements and the related notes thereto and "Management’s Discussion and Analysis of Financial Condition and Results of Operations," which are included elsewhere herein.

	As of December 31,
	2006	2005	2004	2003	2002
Balance Sheet Data:	(in thousands)
Working capital	$15,151	$13,086	$8,595	$4,578	$6,154
Total assets	28,809	27,143	27,833	20,090	22,448
Total debt	5,493	4,620	6,781	10,782	11,588
Stockholders’ equity	17,068	13,144	12,154	5,547	7,242

	Year Ended December 31,
	2006	2005	2004		2003	2002
Statement of Operations Data:	(in thousands except per share data)
Net sales	$82,236	$83,289	$80,649		$64,305	$63,521
Cost of sales	48,945	49,070	49,583		43,706	41,776

Gross profit	33,291	34,219	31,066		20,599	21,745
Operating expenses	27,249	28,550	25,243		21,409	26,012

Operating income (loss)	6,042	5,669	5,823		(810)	(4,267)

Interest, net and other expenses	(621)	(436)	(703)		(885)	(696)

Income (loss) from continuing operations before income taxes	5,421	5,233	5,120		(1,695)	(4,963)
Income tax (expense) benefit, net	(2,814)	1,178	1,045		—	—

Net income (loss)	$2,607	$6,411	$6,165		$(1,695)	$(4,963)

Basic net income (loss) per share	$0.22	$0.55	$0.55		$(0.15)	$(0.61)

Basic weighted average common shares outstanding	12,020	11,729	11,264		11,135	8,160

Diluted net income (loss) per share	$0.21	$0.48	$0.46	$	(0.15)	$(0.61)

Diluted weighted average common shares outstanding	12,692	13,397	13,355		11,135	8,160

Basic and diluted loss per share were the same for 2003 and 2002 as dilutive securities were excluded from the computation of net loss per share because their inclusion would have been anti-dilutive.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the "Selected Financial Data" and the Company’s consolidated financial statements and the related notes thereto, which are included elsewhere in this Report.

Executive Overview

The Company, which operates in one business segment, is a designer and marketer of branded jeanswear and sportswear. The Company offers collections of Girbaud branded jeanswear and sportswear for men and women in the United States, Puerto Rico and the U.S. Virgin Islands. The Girbaud brand is an internationally recognized designer label with a distinct European influence. The Company has positioned its Girbaud brand line with a broad assortment of products, styles and fabrications reflecting a contemporary European look. The Company markets a full collection of men’s and women’s jeanswear and sportswear under the Girbaud brand, including a broad array of bottoms, tops and outerwear. The Company focuses its efforts on the Girbaud brand exclusively which provided all of the Company’s net sales in 2006, 2005 and 2004. The Company reported net income of $2.6 million, $6.4 million and $6.2 million during the years ended December 31, 2006, 2005 and 2004, respectively.

On January 1, 2006, the Company began to recognize the fair value of share-based payments made to employees and to non-employee directors under the provisions of Statement of Financial Accounting Standards (“SFAS”) 123(R).  In periods prior to January 1, 2006, pursuant to Accounting Principles Board Opinion 25, the Company was not required to recognize any compensation expense with regard to the stock -based compensation grants it had made. (See Note 7-Equity Awards and Stock-Based Compensation, in the accompanying notes to consolidated financial statements included in Part IV, Item 15 of this Report.)  The Company recognized $0.9 million of stock compensation expense in the year ended December 31, 2006 and no stock compensation expense was recognized in 2005.

Until 2004, the Company maintained a valuation allowance equal to the deferred tax asset, thereby recognizing a net deferred tax asset of zero. Starting in 2004, and continuing through the first three quarters of 2006, the Company began to recognize a net deferred tax asset based on the Company’s evaluation that it would, at that time, more likely then not generate future taxable income to utilize the net operating loss (“NOL”) for income tax purposes. Therefore, the Company recognized net income tax benefits of $1,178,000 and $1,045,000 for 2005 and 2004, respectively. During the completion of our 2006 audit in the first quarter of 2007, based on a review of operating results to date, as well as the forecast of remaining 2007 net income, it was determined that the more likely than not conditions for recognition of the deferred tax asset were not met. Accrodingly as of December 31, 2006, the Company recorded an adjustment to the valuation allowance equal to the full amount of the previously recognized deferred tax asset of $3.5 million. This resulted in the Company recognizing net income tax expense of $2.8 million in 2006.

Critical Accounting Policies and Estimates

The Company’s significant accounting policies are more fully described in its Summary of Accounting Policies set forth in the Company’s consolidated financial statements and the notes thereto, which accompany this Report. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying financial statements and related notes. In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. The Company does not believe there is a great likelihood that materially different amounts would be reported related to the accounting policies described below; however, application of these accounting policies involves the exercise of judgment and the use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.

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

Revenue is recognized upon the transfer of title and risk of ownership to customers. Revenue is recorded net of discounts and net of provisions for estimated returns and allowances. On a seasonal basis, the Company negotiates price adjustments with its retail customers as sales incentives. The Company accrues the cost of such adjustments on an ongoing basis considering actual price adjustments, historical trends, projected seasonal results and an evaluation of current economic conditions. These costs, which have been recorded as a reduction to net revenue, were $1.9 million, $3.7 million and $3.8 million for the years ended December 31, 2006, 2005 and 2004, respectively.

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

The Company is using the Black-Scholes option-pricing model to value compensation expense associated with equity awards (i.e., options and warrants). The expected term of equity awards granted is derived using a simplified method using an average of the vesting term and the contractual term. The risk-free interest rate is based on the U.S. Treasury rates at the date of grant. The forfeiture rate is based on past turnover experience of the Company. Expected volatility is based on the historical volatility of the Company’s stock.

Results of Operations

	Year Ended December 31,
	2006	2005	2004

Net sales	100.0%	100.0%	100.0%
Cost of sales	59.5%	58.9%	61.5%
Gross profit	40.5%	41.1%	38.5%

Selling expenses	12.7%	13.0%	12.9%
License fees	6.6%	6.1%	6.6%
Distribution and shipping expenses	3.0%	2.6%	2.5%
General and administrative expenses	10.9%	10.3%	9.3%
Litigation settlement	—	2.2%	—
Operating income	7.3%	6.9%	7.2%

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Net Sales and Gross Profit.

Net sales decreased 1.3% to $82.2 million in 2006 from $83.3 million in 2005. Net sales of the Girbaud men's product line increased $1.3 million, or 1.9%, to $70.6 million, while net sales of the Girbaud women's product line decreased $2.4 million, or 17.1%, to $11.6 million.

Gross profit decreased 2.6% to $33.3 million in 2006 from $34.2 million in 2005. Gross margin, or gross profit as a percentage of net sales, decreased to 40.5% from 41.1% over the same period.

Gross units sold increased 2.3% to 4.4 million units in 2006 compared to 4.3 million units in 2005. Gross sales (sales before adjustment for returns and allowances) decreased 3.5% to $87.9 million in 2006 compared to $91.1 million in 2005. The related gross margins on these sales (unadjusted for returns and allowances) decreased $2.1 million to $36.4 million in 2006 from $38.5 million in 2005. Returns and allowances decreased to 6.4% of gross sales in 2006 from 8.6% in 2005 mainly as a result of a decrease in negotiated sales incentive price adjustments provided to department store customers ($1.9 million in 2006 compared to $3.7 million in 2005). The decrease in price adjustments was directly related to the decrease in sales to departments stores ($11.1 million in 2006 compared to $16.3 million in 2005) as the Company exited from lesser performing department store locations.

The main contributing factors affecting gross sales, gross profit and gross margin were as follows:

•
Sales of goods sold at regular prices (including in season promotional discounts) - Sales of goods sold at regular prices decreased $5.5 million to $77.5 million in 2006 (from $83.0 million in 2005). Gross profit margin on these sales (before adjustments for returns and allowances) was 46.2% in 2006 compared to 48.4% in 2005.

•
Sales of goods sold at off-price liquidations to discount retail stores - Sales of goods sold at off-price liquidations increased $2.3 million to $10.4 million in 2006 (from $8.1 million in 2005). Gross profit margin on these sales (before adjustments for returns and allowances) was 5.3% in 2006 compared to a loss percentage of -19.9% in 2005.

Selling, License, Distribution and Shipping, General and Administrative and Litigation Settlement Expenses.

 Operating expenses decreased 4.9% to $27.2 million in 2006 from $28.6 million in 2005. As a percentage of net sales, operating expenses decreased to 33.2% from 34.2% over the same period. As the result of the settlement of an arbitration proceeding commenced against the Company by a former executive, the Company recorded as operating expense a $1.8 million charge during 2005. This decrease in operating expenses was partially offset by higher shipping expenses, license fees and administrative expenses.

Selling expenses decreased $0.4 million to $10.4 million in 2006 from $10.8 million in 2005. Sales department expense decreased to $2.5 million in 2006 from $2.7 million in the 2005 as a result of reduced sales department personnel. Commission expense increased to $3.1 million in 2006 compared to $2.9 million in 2005. The Company had reorganized its commission structure for department store and off-price sales effectively changing the associated compensation from salary and bonus to a commission method. Design expense decreased to $3.1million in 2006 compared to $3.6 million in 2005 primarily as a result of a decrease in sample expenses partially offset by increased personnel costs. Advertising and promotional related expenses remained relatively unchanged at $1.6 million in 2006 and 2005.

License fees increased $0.3 million to $5.4 million in 2006 from $5.1 million in 2005. As a percentage of net sales, license fees increased to 6.6% in 2006 compared to 6.1% in 2005. The increases in license fees were primarily due to the overall increase in men’s product sales, thereby increasing the related licensing fee while the overall decrease in women’s product sales did not reduce the minimum royalties owed by the Company.

Distribution and shipping increased $0.3 million to $2.5 million in 2006 from $2.2 million in 2005 as a result of higher shipping expenses associated with the increase in units shipped. General and administrative expenses increased 4.7% to $9.0 million in 2006 from $8.6 million in 2005. The increase was mainly attributable to the recognition of $0.9 million in stock option expense and salary expense partially offset by decreases in professional fees and bad debt expenses.

Interest Expense.

 Interest expense increased to $0.6 million in 2006 from $0.4 million in 2005 as a result of increased borrowings under the Company’s revolving credit facility.

 Income Taxes.

Until 2004, the Company maintained a valuation allowance equal to the deferred tax asset, thereby recognizing a net deferred tax asset of zero. Starting in 2004, and continuing through the first three quarters of 2006, the Company began to recognize a net deferred tax asset based on the Company’s evaluation that it would, at that time, more likely then not generate future taxable income to utilize the NOL for income tax purposes. Therefore, the Company recognized net income tax benefits of $1,178,000 and $1,045,000 for 2005 and 2004, respectively.  During the completion of our 2006 audit in the first quarter of 2007, based on a review of operating results to date, as well as the forecast of remaining 2007 net income, it was determined that the more likely than not conditions for recognition of the deferred tax asset were not met. Accrodingly as of December 31, 2006, the Company recorded an adjustment to the valuation allowance equal to the full amount of the previously recognized deferred tax asset of $3.5 million. This resulted in the Company recognizing net income tax expense of $2.8 million in 2006.

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

Gross units sold increased to 4.3 million units in 2005 compared to 3.6 million units in 2004. Gross sales (sales before adjustment for returns and allowances) increased 3.3% to $91.1 million in 2005 compared to $88.2 million in 2004. The related gross margins on these sales (unadjusted for returns and allowances) increased $0.9 million to $38.6 million in 2005 from $37.7 million in 2004. Returns and allowances decreased to 8.6% of gross sales in 2005 from 9.1% in the 2004.

The main contributing factors affecting gross sales, gross profit and gross margin were as follows:

•
Sales of goods sold at regular prices (including in season promotional discounts) - Sales of goods sold at regular prices increased $0.2 million to $83.0 million in 2005 (from $82.8 million in 2004). Gross profit margin on these sales (before adjustments for returns and allowances) was 48.4% in 2005 compared to 47.3% in 2004.

•
Sales of goods sold at off-price liquidations to discount retail stores - Sales of goods sold at off-price liquidations increased $2.7 million to $8.1 million in 2005 (from $5.4 million in 2004). Gross profit margin on these sales (before adjustments for returns and allowances) was a loss percentage of -19.9% in 2005 compared to a loss percentage of -28.1% in 2004.

Selling, License, Distribution and Shipping, General and Administrative and Litigation Settlement Expenses.

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

Interest Expense.

 Interest expense decreased to $0.4 million in 2005 from $0.7 million in 2004 as a result of decreased borrowings under the Company’s revolving credit facility as a result of the Company’s ability to finance its operations through internally generated funding.

Income Taxes.

 As of December 31, 2005, the Company had net operating loss carryforwards of approximately $34.7 million, which begin to expire in 2014. In years prior to 2004, no tax benefit was recognized due to the uncertainty of the Company’s ability to generate future taxable income at that time. As a result of the income the Company generated in 2005 and 2004, the Company’s management reevaluated its net operating losses and the related valuation reserves and has recognized a net income tax benefit of $1.2 million in 2005.

Liquidity and Capital Resources

The Company has relied primarily on asset-based borrowings, trade credit and internally generated funds to finance its operations. Accounts receivable decreased $1.5 million and inventory increased $5.2 million during 2006. Accounts payable and accrued liabilities decreased $2.9 million during 2006. Cash and cash equivalents held by the Company decreased to $0.5 million at December 31, 2006 compared to $0.9 million at December 31, 2005 while its working capital increased to $15.2 million at December 31, 2006 from $13.1 million at December 31, 2005.

Cash Flow.

Cash flow provided by operations in 2006 was minimal compared to cash provided by operations of $2.7 million in 2005. The decrease in 2006 was due primarily to the increases in inventory offset by decreases in accounts receivable plus the decreases in accounts payable and other liabilities.

Cash used in investing activities totaled $1.0 million in 2006 and was mainly for show booths and store fixtures to promote the Girbaud brand compared to $1.3 million in 2005 which was mainly due to capital improvements associated with the new offices and showrooms in New York. Cash provided by financing activities totaled $0.5 million in 2006 compared to cash used in financing activities of $1.5 million in 2005. In 2006, cash provided by financing activities primarily resulted from net borrowings under the revolving line of credit of $3.4 million and cash received on issuance of common stock of $0.1 million partially offset by principal payments on long term debt of $2.5 million and a decrease in overdrafts of $0.4 million.

Credit Facilities

On December 30, 2004, the Company entered into a three year credit facility (the “Credit Facility”) with Wachovia Bank, National Association (“Wachovia”). The Credit Facility provides that the Company may borrow, using as collateral, up to 85% of eligible accounts receivable and a portion of eligible inventory, both as defined by the Credit Facility. Borrowings under the Credit Facility may not exceed $25.0 million, including outstanding letters of credit which are limited to $8.0 million at any one time. There were approximately $0.8 million of outstanding letters of credit at December 31, 2006. The Company’s availability at December 31, 2006 was approximately $6.4 million. The Credit Facility accords to the Company the right, at its election, to borrow these amounts as either Prime Rate Loans or LIBOR Loans. Prime Rate Loans bear interest at the prime rate plus the applicable margin in effect from time to time. LIBOR Loans are limited to three in total, must be a minimum of $1,000,000 each and in integral multiples of $500,000 in excess of that amount, and bear interest at the LIBOR rate plus the applicable margin in effect from time to time. The applicable margins, as defined by the Credit Facility, fluctuate from 0.00% to 0.75% for the Prime Rate Loans and 2.00% to 2.75% for LIBOR Loans. The applicable margins are inversely affected by fluctuations in the amount of “excess availability” - the unused portion of the amount available under the facility - which are in staggered increments from less than $2.5 million to $7.5 million. The Prime Rate and the LIBOR Rate were 8.25% and 5.314%, respectively, at December 31, 2006. All the amounts borrowed under the Credit Facility at December 31, 2006 were Prime Rate Loans, and the effective rate was 8.25% at that time. The Credit Facility also required the Company to comply with certain covenants expressed as fixed charge coverage ratios and tangible liability to net worth ratios. As collateral security for its obligations under the Credit Facility, Isaacs and the LP granted a first priority security interest in all of their respective assets to Wachovia. The Company can not assure its investors with regard to its ability to comply with its covenant obligations under the Credit Facility in the future.

On May 6, 2002, Textile, an affiliate of Latitude, the licensor of the Company, acquired a note that the Company had issued to a former licensor. On May 21, 2002, Textile exchanged that note for an amended and restated note in the amount of $6,557,909 bearing interest at the rate of 8% per annum (the “Replacement Note”). The Replacement Note, which subordinated Textile’s rights under the note to the rights of the holder of a revolving line of credit in existence prior to the Credit Facility with Wachovia, deferred the original note’s principal payments and extended the maturity date of the note until December 31, 2007. In connection with the execution of the Credit Facility, the Replacement Note was further amended and restated to subordinate Textile’s rights to the rights of Wachovia under the Credit Facility (the “Amended and Restated Replacement Note” and together with the Replacement Note, the “Textile Notes”). Pursuant to the subordination provisions of the Textile Notes, the Company was obligated to defer the payments that otherwise would have been due thereunder during each calendar quarter commencing with the quarter ended December 31, 2002 and continuing through March 31, 2005. The obligations under the Textile Notes have been classified as current or long-term based upon the respective original due dates of the quarterly payments specified in the Replacement Note or the Amended and Restated Replacement Note, as the case may be. Accordingly, each deferred quarterly payment has been classified as current even though the payment thereof may not be made until a future year. Payments under the Textile Notes totaled $3,510,000 in principle and interest payments in 2006. As of December 31, 2006, total principle payments and accrued interest payments due on the Textile Notes were $2,103,461 and $533,004, respectively.

The Company had principle and interest payments currently due and payable on the Textile Notes totaling $670,000 and $240,000 as of December 31, 2006 and January 31, 2007, respectively.  The Company assessed its ability to comply with the Credit Facility’s covenants in each month of the first quarter of 2007 and has determined that if it were to make these payments, it would not be in compliance with the Credit Facility covenants in the first quarter of 2007.  Therefore, in anticipation of this noncompliance, the Company did not make the December and January scheduled payments.  This may constitute a default of the Textile Notes and a cross default of the Credit Facility.  The Company has asked both Textile and Wachovia to waive these covenants.  Failure to reach an agreement may adversely affect the Company’s ability to finance its operations.

The Company extends credit to its customers. Accordingly, the Company may have significant risk in collecting accounts receivable from its customers. The Company has credit policies and procedures that it uses to minimize exposure to credit losses. The Company’s collection personnel regularly contact customers with receivable balances outstanding beyond 30 days to expedite collection. If these collection efforts are unsuccessful, the Company may discontinue merchandise shipments until the outstanding balance is paid. Ultimately, the Company may engage an outside collection organization to collect past due accounts. Timely contact with customers has been effective in minimizing its credit losses. In 2006 and 2005, the Company’s account receivable write-offs were $0.4 million and $0.5 million, respectively, and as a percentage of net sales were 0.5% and 0.6%, respectively.

The Company had the following contractual obligations and commercial commitments as of December 31, 2006:

Schedule of contractual obligations:
Payments Due By Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Revolving line of credit	$3,389,656	$3,389,656	$—	$—	$—
Long-term debt (*)	2,728,690	2,728,690	—	—	—
Operating leases	3,870,976	471,881	890,058	967,029	1,542,008
Employment agreements	1,267,000	992,000	275,000	—	—
Girbaud license obligations	22,500,000	4,500,000	9,000,000	9,000,000	—
Girbaud fashion shows	1,575,000	375,000	600,000	600,000	—
Girbaud creative & advertising fees	950,000	190,000	380,000	380,000	—
Promotional expense license requirement	5,700,000	1,300,000	2,600,000	1,800,000	—
Total contractual cash obligations	$41,981,322	$13,947,227	$13,745,058	$12,747,029	$1,542,008

(*) Includes principal and accrued interest payments due as of December 31, 2006 as well as interest to accrue through the maturity date of the note payable.

Schedule of commercial commitments:
		Amount of Commitment Expiration per Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Line of credit (including letters of credit) (*)	$25,000,000	$25,000,000	$—	$—	$—
Total commercial commitments	$25,000,000	$5,000,000	$—	$—	$—
(*) At December 31, 2006, the Company had borrowings of $3.4 million under the Credit Facility and had outstanding letters of credit of approximately $0.8 million.

The Company believes that current levels of cash and cash equivalents ($0.5 million at December 31, 2006) together with cash from operations and funds available under its Credit Facility will be sufficient to meet its capital requirements for the next 12 months.

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

Recent Accounting Pronouncements

In March 2006, the Financial Accounting Standards Board (the “FASB”) issued “SFAS” No. 156, “Accounting for Servicing of Financial Assets—an amendment of SFAS No. 140”. This Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. The Company does not have any servicing assets or liabilities; therefore it believes there will be no material impact on its financial condition, results of operations or cash flows.

In June 2006, the FASB issued FASB Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109," which establishes that the financial statement effects of a tax position taken or expected to be taken in a tax return are to be recognized in the financial statements when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is evaluating its tax positions and does not believe FIN 48 will have a material impact on its financial statements

In September 2006, the FASB issued SFAS 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is evaluating the impact, if any, SFAS 157 will have on its financial condition or results of operations.

In September 2006, the FASB issued SFAS158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. Statement 158 will require the Company to show the funded status of its pension and retiree health care plans as a prepaid asset or accrued liability, and to show the net deferred and unrecognized gains and losses related to the retirement plans, net of tax, as part of accumulated other comprehensive income in shareholders’ equity. Previously, the net deferred and unrecognized gains and losses were netted in the prepaid asset or accrued liability recorded for the retirement plans. The Company adopted the balance sheet provisions of Statement 158, as required, at December 31, 2006. The Company adjusted the liability of $1.6 million as of December 31, 2006 with the adjustment decreasing accumulated other comprehensive loss by $0.3 million in 2006.

In September 2006, the SEC issued SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 requires financial statement errors to be quantified using both balance sheet and income statement approaches and an evaluation on whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. The Company adopted SAB 108 and there was not a significant impact on the financial statements.

On February 15, 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This Statement permits companies and not-for-profit organizations to make a one-time election to carry eligible types of financial assets and liabilities at fair value, even if fair value measurement is not required under GAAP. Statement 159 is effective for fiscal years beginning after November 15, 2007. The Company does not believe that it will adopt the provisions of this Statement.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's principal market risk results from changes in floating interest rates on short-term debt. The Company does not use interest rate swap agreements to mitigate the risk of adverse changes in the prime interest rate. The impact of a 100 basis point change in interest rates affecting the Company's short-term debt would not be material to the Company’s income, cash flow or working capital. The Company does not hold long-term interest sensitive assets and therefore is not exposed to interest rate fluctuations for its assets. The Company does not hold or purchase any derivative financial instruments for trading purposes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the Company and the report of the independent registered public accounting firm thereon are set forth on pages F-1 through F-24 hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

In accordance with management’s responsibilities for establishing and maintaining adequate internal control over the Company’s financial reporting, the Company maintains disclosure controls and procedures that are designed to provide reasonable assurance that:

•	information required to be disclosed in the Company’s Exchange Act reports
▪	is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms,
▪	is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure;
•	the Company’s transactions are properly authorized;
•	the Company’s assets are safeguarded against unauthorized or improper use; and
•	the Company’s transactions are properly recorded and reported,

all to permit the preparation of the Company’s financial statements in conformity with generally accepted accounting principles.

The Company conducted an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Report on Form 10-K. Among other matters, the Company sought by that evaluation to determine whether there were any significant deficiencies or material weaknesses in the Company’s disclosure controls and procedures, and whether it had identified any acts of fraud involving personnel who have a significant role in the implementation of those controls and procedures.

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

In the course of reviewing our financial statements for the three and nine month periods ended September 30, 2006, our auditors noted a deficiency in our control structure. A control deficiency exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis. A significant deficiency is a control deficiency, or combination of control deficiencies, that adversely affects our ability to initiate, authorize, record, process, or report financial data reliably in accordance with generally accepted accounting principles such that there is a more than remote likelihood that a misstatement of our financial statements that is more than inconsequential will not be prevented or detected by application of our internal control procedures and processes.

The significant deficiency noted by our auditors concerned incomplete communication of information between the Compensation Committee of the Company’s Board and management regarding the completion of the process pertaining to two small option awards granted to two non-executive employees in prior periods. As a result of the failure to transmit necessary information to the appropriate parties within the Company so as to permit the timely and accurate recording and reporting of those two option grants, those two awards were not properly accounted for in the periods in which they were granted.

Management and the Compensation Committee implemented new procedures designed to ensure that all information regarding the approval of stock-based compensation awards is communicated by the Committee to the Company in a manner designed to permit the timely and accurate recording and reporting of all such awards.

Based upon the limited number of option grants that had been made, the relatively small size of all but a few of those grants and the Compensation Committee’s determination that the list of all outstanding stock based compensation awards was complete as of September 30, 2006, our auditors concluded that the deficiency was not pervasive and that the impact of the recording and reporting errors involving the two option grants in question was not material. Management has also concluded that the deficiency was not pervasive and that the impact of the recording and reporting errors involving the two option grants in question was not material.

As discussed above, there have been changes in the Company’s internal control over financial reporting during the period covered by this report that have affected, or are reasonably likely to affect, our internal control over financial reporting. However, as noted, the Company does not believe that those changes are material.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND COROPORATE GOVERNANCE

Information required by this Item is incorporated by reference from the Company’s Definitive Proxy Statement prepared in connection with the 2007 Annual Meeting of Stockholders (the “Proxy Statement”).

ITEM 11.  EXECUTIVE COMPENSATION

Information required by this Item is incorporated by reference from the Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED MATTERS

Information required by this Item is incorporated by reference from the Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item is incorporated by reference from the Proxy Statement.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this Item is incorporated by reference from the Proxy Statement.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)1.	Financial Statements. The following financial statements, related notes and the Report of Independent Registered Public Accounting Firm, are included in response to Item 15 hereof:

(a)2.	Financial Statements Schedules. The following is a list of all financial statements schedules filed herewith:

Schedule II-Valuation and Qualifying Accounts

Schedules other than those listed above have been omitted because they are not required or are not applicable, or the required information has been included in the Consolidated Financial Statements or the Notes thereto.

(a)3.	Exhibits (numbered in accordance with Item 601 of Regulation S-K).

The exhibits listed on the accompanying Exhibit index are filed as part of this Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

I.C. ISAACS & COMPANY , INC. (REGISTRANT)
By:	/s/ Peter J. Rizzo
Peter J. Rizzo Chief Executive Officer
Date: April 2, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature            Title        Date

 /s/ Peter J. Rizzo      Chief (Principal) Executive Officer,
Peter J. Rizzo        Chairman of the Board       April 2, 2007

    /s/ Gregg A. Holst      Executive Vice President,
    Gregg A. Holst       Chief (Principal) Financial Officer       April 2, 2007

    /s/ Olivier Bachellerie     Director           April 2, 2007
    Olivier Bachellerie

                Director
    René Faltz

    /s/ Neal J. Fox       Director         April 2, 2007
    Neal J. Fox

           Director
    François Girbaud

    /s/ Jon Hechler        Director                April 2, 2007
    Jon Hechler

                         Director
    John McCoy II

     /s/ Robert S. Stec             Director                               April 2, 2007
    Robert S. Stec

Index to Consolitated Financial Statements

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
I.C. Isaacs & Company, Inc.
New York, New York

We have audited the accompanying consolidated balance sheets of I.C. Isaacs & Company, Inc. as of December 31, 2006 and 2005 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. We have also audited the schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of I.C. Isaacs & Company, Inc. at December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.

As discussed in Note 7, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

BDO Seidman, LLP

Bethesda, Maryland
March 29, 2007

Index to Consolidated Financial Statements

I.C. Isaacs & Company, Inc.
Consolidated Balance Sheets

	December 31,
	2006	2005
Assets
Current
Cash, including temporary investments of $77,000 and $561,000	$524,544	$943,422
Accounts receivable, less allowance for doubtful accounts of $725,000 and $700,000 (Note 3)	13,268,014	14,829,496
Inventories (Notes 1 and 3)	10,492,169	5,287,483
Deferred tax asset, current (Note 5)	—	2,517,000
Prepaid expenses and other	1,004,170	404,151
Total current assets	25,288,897	23,981,552
Property, plant and equipment, at cost, less accumulated depreciation and amortization (Note 2)	3,233,047	2,838,627
Other assets	287,258	322,656
	$28,809,202	$27,142,835
Liabilities and Stockholders’ Equity
Current
Overdrafts	$7,582	$447,001
Current maturities of revolving line of credit (Note 3)	3,389,656	—
Current maturities of long-term debt (Note 3)	2,103,461	2,893,128
Accounts payable	2,831,185	2,063,521
Accrued expenses and other current liabilities (Note 4)	1,806,383	5,492,104
Total current liabilities	10,138,267	10,895,754
Long-term debt (Note 3)	—	1,726,466
Minimum pension liability (Note 9)	1,603,000	1,377,000
Commitments and contingencies (Notes 3, 8 and 9)
Stockholders’ Equity (Notes 6 and 7)
Preferred stock; $.0001 par value; 5,000,000 shares authorized, none outstanding	—	—
Common stock; $.0001 par value; 50,000,000 shares authorized; 13,250,994 and 13,173,194 shares issued; 12,074,285 and 11,996,485 shares outstanding	1,325	1,317
Additional paid-in capital	45,302,162	44,294,782
Accumulated deficit	(20,606,681)	(23,213,613)
Accumulated other comprehensive loss (Note 9)	(5,306,000)	(5,616,000)
Treasury stock, at cost (1,176,709 shares)	(2,322,871)	(2,322,871)
Total stockholders’ equity	17,067,935	13,143,615
	$28,809,202	$27,142,835

See accompanying summary of accounting policies and notes to consolidated financial statements.

Index to Consolidated Financial Statements

I.C. Isaacs & Company, Inc.
Consolidated Statements of Operations

	Years Ended December 31,
	2006	2005	2004
Net sales	$82,235,994	$83,288,935	$80,649,394
Cost of sales	48,945,372	49,070,145	49,583,094
Gross profit	33,290,622	34,218,790	31,066,300

Operating expenses
Selling	10,381,649	10,834,335	10,412,502
License fees (Note 8)	5,403,846	5,114,319	5,330,523
Distribution and shipping	2,457,342	2,247,450	1,968,214
General and administrative	9,005,533	8,603,793	7,531,809
Litigation settlement	—	1,750,000	—

Total operating expenses	27,248,370	28,549,897	25,243,048

Operating income	6,042,252	5,668,893	5,823,252

Other income (expense)
Interest, net of interest income, of $11,580, $4,994 and $6,543	(627,917)	(435,882)	(729,068)
Other, net	6,364	238	26,195

Total other expense	(621,553)	(435,644)	(702,873)

Income from continuing operations	5,420,699	5,233,249	5,120,379

Income tax (expense) benefit	(2,813,767)	1,178,000	1,045,000

Net income	$2,606,932	$6,411,249	$6,165,379

Basic net income per share	$0.22	$0.55	$0.55

Basic weighted average shares outstanding	12,020,454	11,729,305	11,264,483

Diluted net income per share	$0.21	$0.48	$0.46

Diluted weighted average shares outstanding	12,692,345	13,397,202	13,355,300

See accompanying summary of accounting policies and notes to consolidated financial statements.

Index to Consolidated Financial Statements
I.C. Isaacs & Company, Inc.
Consolidated Statements of Stockholders’ Equity
	Common Stock Shares	Common Stock Amount	Additional Paid In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance, at December 31, 2003	12,311,366	$1,231	$43,658,853	$(35,790,241)	$—	$(2,322,871)	$5,546,972
Net Income	—	—	—	6,165,379	—	—	6,165,379
Issuance of common stock	479,433	48	441,783	—	—	—	441,831
Balance, at December 31, 2004	12,790,799	1,279	44,100 636	(29,624,862)	—	(2,322,871)	12,154,182
Comprehensive Income:
Net Income	—	—	—	6,411,249	—	—	6,411,249
Recognition of minimum pension liability (Note 9)	—	—	—	—	(5,616,000)	—	(5,616,000)
Total Comprehensive Income							795,249
Issuance of common stock associated with exercise of stock options	176,000	18	194,166	—	—	—	194,184
Issuance of common stock associated with exercise of stock warrants	206,395	20	(20)	—	—	—	—
Balance, at December 31, 2005	13,173,194	1,317	44,294,782	(23,213,613)	(5,616,000)	(2,322,871)	13,143,615
Comprehensive Income:
Net Income	—	—	—	2,606,932	—	—	2,606,932
Adjustment to minimum pension liability (Note 9)	—	—	—	—	310,000	—	310,000
Total Comprehensive Income							2,916,932
Stock based compensation expense	—	—	901,800	—	—	—	901,800
Issuance of common stock associated with exercise of stock options	77,800	8	105,580	—	—	—	105,588
Balance, at December 31, 2006	13,250,994	$1,325	$45,302,162	$(20,606,681)	$(5,306,000)	$(2,322,871)	$17,067,935

See accompanying summary of accounting policies and notes to consolidated financial statements.

Index to Consolidated Financial Statements

I.C. Isaacs & Company, Inc.
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2006	2005	2004

Operating Activities
Net income	$2,606,932	$6,411,249	$6,165,379
Adjustments to reconcile net income to net cash provided by operating activities
Provision for doubtful accounts	445,153	1,016,475	370,387
Write-off of accounts receivable	(420,153)	(632,475)	(329,387)
Provision for sales returns and discounts	3,503,259	4,198,983	4,088,959
Sales returns and discounts	(3,907,328)	(3,885,776)	(3,578,959)
Valuation allowance-deferred tax asset	2,517,000	(1,324,000)	(1,193,000)
Depreciation and amortization	621,388	567,156	641,095
Stock-based compensation	901,800	—	—
(Increase) decrease in assets
Accounts receivable	1,940,551	(5,510,980)	(695,613)
Inventories	(5,204,686)	3,029,954	(4,462,706)
Prepaid expenses and other	(600,019)	105,352	(440,827)
Other assets	8,938	74,993	308,155
Increase (decrease) in liabilities
Accounts payable	767,664	(1,034,442)	2,058,062
Accrued expenses and other current liabilities	(3,685,721)	(307,470)	3,276,321
Minimum pension liability	536,000	—	—

Cash provided by operating activities	30,778	2,709,019	6,207,866

Investing Activities
Capital expenditures	(989,348)	(1,291,090)	(1,858,489)

Cash used in investing activities	(989,348)	(1,291,090)	(1,858,489)

Financing Activities
Overdrafts	(439,419)	447,001	(197,441)
Net borrowings (payments) on revolving line of credit	3,389,656	(223,283)	(4,001,002)
Principal payments on long-term debt	(2,516,133)	(1,938,314)	—
Issuance of common stock	105,588	194,184	441,831
Cash on deposit to secure letter of credit	—	—	(250,000)
Deferred financing costs	—	—	(79,379)

Cash provided by (used in) financing activities	539,692	(1,520,412)	(4,085,991)

(Decrease) increase in cash and cash equivalents	(418,878)	(102,483)	263,386

Cash and Cash Equivalents, at beginning of year	943,422	1,045,905	782,519

Cash and Cash Equivalents, at end of year	$524,544	$943,422	$1,045,905

See accompanying summary of accounting policies and notes to consolidated financial statements.

Index to Consolidated Financial Statements

I.C. Isaacs & Company, Inc.
Summary of Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of I. C. Isaacs & Company, Inc. ("ICI"), I.C. Isaacs & Company, L.P. ("LP"), Isaacs Design, Inc. ("Design") and I.C. Isaacs Far East Ltd. (collectively the "Company"). I.C. Isaacs Far East Ltd. did not have any significant revenue or expenses in 2006, 2005 or 2004. All intercompany balances and transactions have been eliminated.

Business Description

The Company, which operates in one business segment, is a designer and marketer of branded jeanswear and sportswear. The Company offers collections of jeanswear and sportswear for men and women under the Marithé and François Girbaud brand (“Girbaud brand”) in the United States, Puerto Rico and the U.S. Virgin Islands. The Girbaud brand is an internationally recognized designer label with a distinct European influence. The Company has positioned its Girbaud brand line with a broad assortment of products, styles and fabrications, reflecting a contemporary European look. The Company markets a full collection of men’s and women’s jeanswear and sportswear under the Girbaud brand, including a broad array of bottoms, tops and outerwear.

Risks and Uncertainties

The apparel industry is highly competitive. The Company competes with many companies, including larger, well-capitalized companies that have sought to increase market share through massive consumer advertising and price reductions. The Company continues to experience increased competition from many established and new competitors at both the department store and specialty store channels of distribution. The Company continues to redesign its jeanswear and sportswear lines in an effort to be competitive and compatible with changing consumer tastes. Also, the Company has developed and implemented marketing initiatives to promote its Girbaud brand. A risk to the Company is that such a strategy may lead to continued pressure on profit margins. In the past several years, many of the Company’s competitors have switched much of their apparel manufacturing from the United States to foreign locations, such as Mexico, the Dominican Republic and throughout Asia. As competitors lower production costs, it gives them greater flexibility to lower prices. Over the last several years, the Company also switched its production to contractors outside the United States in order to reduce costs. Since 2001, the Company has imported substantially all its inventory as finished goods from contractors in Asia, Africa and South and North America. This shift in purchasing requires the Company to estimate sales and issue purchase orders for inventory well in advance of receiving firm orders from its customers. A risk to the Company is that its sales estimates may differ from actual orders. If this happens, the Company may miss sales because it did not order enough inventory, or it may have to sell excess inventory at reduced prices. The Company faces other risks inherent in the apparel industry. These risks include changes in fashion trends and related consumer acceptance and the continuing consolidation in the retail segment of the apparel industry. The Company’s ability, or inability, to manage these risk factors could influence future financial and operating results.

Use of Estimates

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make certain estimates and assumptions, particularly regarding valuation of accounts receivable and inventory, recognition of liabilities, valuation of stock-bsed compensation expense associated with equity awards and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

Index to Consolidated Financial Statements

Concentration of Credit Risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of trade accounts receivable. The Company’s customer base is not concentrated in any specific geographic region, but is concentrated in the retail industry. For the years ended December 31, 2006, 2005 and 2004, sales to no one customer exceeded 10% of net sales. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. The Company’s account receivable write-offs as a percentage of net sales were 0.5%, 0.8% and 0.4% for the years ended December 31, 2006, 2005 and 2004, respectively.

The Company is also subject to concentrations of credit risk with respect to its cash and cash equivalents, which the Company minimizes its credit risk by placing these funds with high-quality institutions. The Company is exposed to credit losses in the event of nonperformance by the counterparties to letter of credit agreements, but it does not expect any financial institutions to fail to meet their obligation given their high credit rating.

Revenue Recognition

Revenue is recognized upon the transfer of title and risk of ownership to customers. Net revenue is recorded net of discounts and net of provisions for estimated returns and allowances on a historical basis. On a seasonal basis, the Company negotiates price adjustments with its retail customers as sales incentives. The Company accrues the cost of such adjustments on an ongoing basis considering actual price adjustments, historical trends, projected seasonal results and an evaluation of current economic conditions. These costs, which have been recorded as a reduction to net revenue, were $1,900,000, $3,710,000 and $3,777,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

Shipping and handling fees billed to customers are classified in net sales in the consolidated statements of operations. Shipping and handling costs incurred are classified in distribution and shipping in the consolidated statements of operations.

Inventory, Cost of Goods Sold and Operating Expenses

Inventories are stated at the lower of cost or market. Inventory cost is determined by the first-in, first-out (“FIFO”) method. The Company includes in inventory costs and cost of goods sold all costs and expenses related to obtaining merchandise incurred prior to the receipt of finished goods at the Company’s distribution facilities. These costs include, but are not limited to, product cost, inbound freight charges, purchasing and receiving costs, inspection costs, warehousing costs and internal transfer costs, as well as insurance, duties, brokers’ fees and consolidators’ fees. The Company did not experience abnormal amounts of idle facility expense, freight, handling costs, or excessive spoilage which required treatment as current period charges in 2006, 2005 nor 2004.

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

Index to Consolidated Financial Statements

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

Equity Awards and Stock-Based Compensation

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

Determining the appropriate fair value model and calculating the fair value of stock-based payment awards require the input of highly subjective assumptions, including the expected life of the stock-based payment awards and stock price volatility. The Company utilizes the Black-Scholes option-pricing model to value compensation expense. The assumptions used in calculating the fair value of stock-based payment awards represent management’s best estimates, but the estimates involve inherent uncertainties and the application of management’s judgment. If factors change and, as a result, management utilizes different assumptions, stock-based compensation expense could be materially different in the future. (See Note 7 - Equity Awards and Stock-Based Compensation to the consolidated financial statements for further discussions on stock-based compensation).

Advertising Costs

Direct advertising costs included in selling expenses are expensed as incurred and were $642,267, $475,152 and $749,908 for the years ended December 31, 2006, 2005 and 2004 respectively. These costs are included in the promotional license requirement discussed in Note 8.

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

Fair Value of Financial Instruments

Financial instruments of the Company include cash and cash equivalents, accounts receivable, short-term investments and long-term and short-term debt.  Fair values of cash and cash equivalents, accounts receivable, short-term investments and short-term debt approximate cost due to the short period of

Index to Consolidated Financial Statements

time to maturity.  Based upon the current borrowing rates available to the Company, estimated fair values of long-term debt approximate their recorded amounts.

Net Income or Loss Per Share

Net income or loss per share is based on the weighted average number of shares of common stock and dilutive common stock equivalents outstanding. Basic loss per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. In 2006, 2005 and 2004, diluted income per share reflects the potential dilution of securities that could share in the earnings of the Company. Weighted average diluted common stock equivalents were 671,891, 1,667,897 and 2,090,817 for 2006, 2005 and 2004 respectively (See Footnote 7 - Equity Awards and Stock Compensation Expense).

Comprehensive Income

    The Company has adopted the provisions of Statement No. 130, “Reporting Comprehensive Income” (See Footnote 9 - Retirement Plan).

Recent Accounting Pronouncements

In March 2006, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 156, “Accounting for Servicing of Financial Assets—an amendment of SFAS No. 140”. This Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. The Company does not have any servicing assets or liabilities; therefore it believes there will be no material impact on its financial condition, results of operations or cash flows.

In June 2006, the FASB issued FASB Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109," which establishes that the financial statement effects of a tax position taken or expected to be taken in a tax return are to be recognized in the financial statements when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is evaluating its tax positions and does not believe FIN 48 will have a material impact on its financial statements.

In September 2006, the FASB issued SFAS 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is evaluating the impact, if any, SFAS 157 will have on its financial condition or results of operations.

In September 2006, the FASB issued SFAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. SFAS 158 will require the Company to show the funded status of its pension and retiree health care plans as a prepaid asset or accrued liability, and to show the net deferred and unrecognized gains and losses related to the retirement plans, net of tax, as part of accumulated other comprehensive income in shareholders’ equity. Previously, the net deferred and unrecognized gains and losses were netted in the prepaid asset or accrued liability recorded for the retirement plans. The Company adopted the balance sheet provisions of Statement 158, as required, at December 31, 2006. The Company adjusted the liability of $1.6 million as of December 31, 2006 with the adjustment decreasing accumulated other comprehensive loss by $0.3 million in 2006.

Index to Consolidated Financial Statements

In September 2006, the SEC issued SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 requires financial statement errors to be quantified using both balance sheet and income statement approaches and an evaluation on whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. The Company adopted SAB 108 and there was not a significant impact on the financial statements.

On February 15, 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This Statement permits companies and not-for-profit organizations to make a one-time election to carry eligible types of financial assets and liabilities at fair value, even if fair value measurement is not required under GAAP. SFAS 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted if the decision to adopt the standard is made after the issuance of the Statement but within 120 days after the first day of the fiscal year of adoption, provided no financial statements have yet been issued for any interim period and provided the requirements of Statement 157, Fair Value Measurements, are adopted concurrently with SFAS 159. The Company does not believe that it will adopt the provisions of this Statement.

Index to Consolidated Financial Statements

Notes to Consolidated Financial Statements

1. Inventories

Inventories consist of the following:	December 31,
	2006	2005
Work-in-process	$1,106,770	$1,115,107
Finished goods	9,385,399	4,172,376
	$10,492,169	$5,287,483

2. Property, Plant and Equipment

Property, plant and equipment consists of the following:	December 31,		Estimated Useful Lives
	2006	2005
Land	$149,160	$149,160
Buildings and improvements	1,262,892	1,262,892	18 years
Machinery, equipment and fixtures	4,921,497	4,699,117	5-7 years
Leasehold improvements and other	6,813,723	6,046,741	various
	13,147,272	12,157,910
Less accumulated depreciation and amortization	9,914,225	9,319,283
	$3,233,047	$2,838,627

Depreciation and amortization expense for 2006, 2005 and 2004 totaled $621,388, $567,156 and $641,095, respectively.

3. Long-term Debt

Long-term debt consists of the following:	December 31, 2006
	2006	2005
Revolving line of credit (a)	$3,389,656	$—
Notes payable (b)	2,103,461	4,619,594
Total	5,493,117	4,619,594
Less current maturities of revolving line of credit	3,389,656	—
Less current maturities of long-term debt	2,103,461	2,893,128
	$—	$1,726,466

(a)
On December 30, 2004, the Company entered into a three year credit facility (the “Credit Facility”) with Wachovia Bank, National Association (“Wachovia”). The Credit Facility provides that the Company may borrow, using as collateral, up to 85% of eligible accounts receivable and a portion of eligible inventory, both as defined by the Credit Facility. Borrowings under the Credit Facility may not exceed $25.0 million including outstanding letters of credit which are limited to $8.0 million at any one time. There were approximately $0.8 million of outstanding letters of credit at December 31, 2006. The Credit Facility accords to the Company the right, at its election, to borrow these amounts as either Prime Rate Loans or LIBOR Loans. Prime Rate Loans bear interest at the prime rate plus the applicable margin in effect from time to time. LIBOR Loans are limited to three in total, must be a minimum of $1,000,000 each and in integral multiples of $500,000 in excess of that amount, and bear interest

Index to Consolidated Financial Statements

     at the LIBOR rate plus the applicable margin in effect from time to time. The applicable margins, as defined by the Credit Facility, fluctuate from 0.00% to 0.75% for the Prime Rate Loans and 2.00% to 2.75% for the LIBOR Loans. The applicable margins are inversely affected by fluctuations in the amount of “excess availability” - the unused portion of the amount available under the Credit Facility - which are in staggered increments from less then $2.5 million to $7.5 million. The Prime Rate and the LIBOR Rate were 8.25% and 5.314%, respectively, at December 31, 2005. All the amounts borrowed under the Credit Facility at December 31, 2006 were Prime Rate Loans and the effective rate was 8.75% at that time. The Credit Facility also requires the Company to comply with certain covenants expressed as fixed charge coverage ratios and tangible liability to net worth ratios. As collateral security for its obligations under the Credit Facility, ICI and the LP granted a first priority security interest in all of their respective assets to Wachovia. The Company paid $79,379 as a facility fee to Wachovia in connection with the consummation of the Credit Facility. That fee is deferred and is being amortized over the life of the Credit Facility. The Company amortized $26,480 of these fees in each of the years 2006 and 2005.

Average short-term borrowings and the related interest rates are as follows:

	Year Ended December 31,
	2006	2005
Borrowings under revolving line of credit	$3,389,656	$—
Weighted average interest rate	9.20%	6.95%
Maximum month-end balance during year	$9,792,000	$1,879,000
Average month-end balance during year	$4,409,000	$1,048,000

(b)
On May 6, 2002, Textile Investment International S.A. (“Textile”), an affiliate of Latitude Licensing Corp. (“Latitude”), the licensor of the Company, acquired a note that the Company had issued to a former licensor. On May 21, 2002, Textile exchanged that note for an amended and restated note bearing interest at the rate of 8% per annum, (the “Replacement Note”), which subordinated Textile’s rights under the note to the rights of Congress under the Credit Agreement, deferred the original note’s principal payments and extended the maturity date of the note until December 31, 2007. In connection with the execution of the Credit Facility, the Replacement Note was further amended and restated to subordinate Textile’s rights to the rights of Wachovia under the Credit Facility (the “Amended and Restated Replacement Note” and together with the Replacement Note, the “Textile Notes”). Pursuant to the subordination provisions of the Textile Notes, the Company was obligated to defer the payments, both principle and interest, that otherwise would have been due thereunder during each calendar quarter commencing with the quarter ended December 31, 2002 and continuing through March 31, 2005. Also, pursuant to the provisions of the Textile Notes, the non-payment and deferral of those payments did not constitute a default thereunder. The obligations under the Textile Notes have been classified as current or long-term based upon the respective original due dates of the quarterly payments specified in the Replacement Note or the Amended and Restated Replacement Note, as the case may be. Accordingly, each deferred quarterly payment has been classified as current even though the payment thereof may not be paid until a future year. Payments under the Textile Note totaled $3,510,000 in principal and interest in 2006. At December 31, 2006, all subordinated debt maturities of $2,103,461are classified as current liabilities.

The Company had principle and interest payments currently due and payable on the Textile Notes totaling $670,000 and $240,000 as of December 31, 2006 and January 31, 2007, respectively.  The Company assessed its ability to comply with the Credit Facility’s covenants in each month of the first quarter of 2007 and has determined that if it were to make these payments, it would not be in compliance with the Credit Facility covenants in the first quarter of 2007.  Therefore, in anticipation of this noncompliance, the Company did not make the

Index to Consolidated Financial Statements

December and January scheduled payments.  This may constitute a default of the Textile Notes and a cross default of the Credit Facility.  The Company has asked both Textile and Wachovia to waive these covenants.  Failure to reach an agreement may adversely affect the Company’s ability to finance its operations.

4. Accrued Expenses

Accrued expenses consist of the following:	December 31,
	2006	2005
Accrued interest	$533,004	$1,312,134
Accrued rent expense	212,289	166,603
Accrued professional fees & legal	190,723	289,769
Accrued compensation & related withholdings	189,309	159,885
Management & selling bonuses	175,000	470,047
Property taxes	165,394	318,607
Royalties & other licensor obligations (Note 8)	135,152	771,537
Sales commissions payable	107,500	157,039
Customer credit balances	98,012	60,224
Litigation settlement	—	1,750,000
Other	—	36,259
	$1,806,383	$5,492,104

5. Income Taxes

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. As of December 31, 2006 and 2005, the Company has net operating loss carryforwards for income tax reporting purposes of approximately $32,130,000 and $34,706,000, respectively, which represent deferred tax assets of approximately $12,630,000 and $13,633,000, respectively. These net operating losses begin to expire in 2014.

       Until 2004, the Company maintained a valuation allowance equal to the deferred tax asset, thereby recognizing a net deferred tax asset of zero. Starting in 2004, and continuing through the first three quarters of 2006, the Company began to recognize a net deferred tax asset based on the Company’s evaluation that it would, at that time, more likely then not generate future taxable income to utilize the NOL for income tax purposes. Therefore, the Company recognized net income tax benefits of $1,178,000 and $1,045,000 for 2005 and 2004, respectively.

During the completion of our 2006 audit in the first quarter of 2007, based on a review of operating results to date, as well as the forecast of remaining 2007 net income, it was determined that the more likely than not conditions for recognition of the deferred tax asset were not met. Accrodingly as of December 31, 2006, the Company recorded an adjustment to the valuation allowance equal to the full amount of the previously recognized deferred tax asset of $3.5 million. This resulted in the Company recognizing net income tax expense of $2.8 million in 2006.

Index to Consolidated Financial Statements

Significant items comprising the Company's deffered tax assets are as follows:	December 31,
	2006	2005
Net operating loss carry forwards	$12,630,000	$13,633,000
Minimum pension liability	2,295,000	2,206,000
Depreciation and amortization	644,000	806,000
Alternative minimum tax credits	346,000	272,000
Allowance for doubtful accounts	285,000	216,000
Accrued interest payable	213,000	523,000
Capital loss carryforwards	163,000	163,000
Deferred rent payments	84,000	65,000
Inventory valuation	83,000	51,000
Bonus accrual	69,000	255,000
State tax accrual	65,000	106,000
Litigation settlement and accrued severance	—	735,000
Other	21,000	67,000
	16,898,000	19,098,000
Valuation allowance	(16,898,000)	(16,581,000)
Net deferred tax asset	$—	$2,517,000

	Year Ended December 31,
A reconciliation between the statutory and effective tax rates is as follows:	2006	2005	2004
Federal statutory rate	34.0%	34.0%	34.0%
State and local taxes, net of federal benefit	6.0	4.5	4.0
Permanent differences	5.2	(4.0)	2.0
Alternative minimum taxes	2.0	2.0	2.0
(Benefit) expense of valuation allowance	5.7	(59.0)	(62.4)
	51.9%	(22.5)%	(20.4)%

The net tax expense (benefit) is derived from the following components:	Year Ended December 31, 2006
	Federal	State	Total
Current tax expense	$110,000	$187,000	$297,000
Deferred tax expense	2,139,000	378,000	2,517,000
Net income tax expense	$2,249,000	$565,000	$2,814,000
	Year Ended December 31, 2005
	Federal	State	Total
Current tax expense	$146,000	$—	$146,000
Deferred tax benefit	(1,054,000)	(270,000)	(1,324,000)
Net income tax benefit	$(908,000)	$(270,000)	$(1,178,000)
	Year Ended December 31, 2004
	Federal	State	Total
Current tax expense	$148,000	$—	$148,000
Deferred tax benefit	(950,000)	(243,000)	1,193,000
Net income tax benefit	$(908,000)	$(243,000)	$(1,045,000)

Index to Consolidated Financial Statements

6. Stockholders’ Equity

The Company currently holds 1,176,709 of common stock shares in its treasury at a cost of $2,322,871.

7. Equity Awards and Stock-Based Compensation

Omnibus Stock Option Plan

Under the Company’s Amended and Restated Omnibus Stock Plan (the “Company Plan”), the Company may grant qualified and nonqualified stock options, stock appreciation rights, restricted stock or performance awards, payable in cash or shares of common stock, to selected employees. The Company reserved 2,200,000 shares of common stock for issuance under the Company Plan. Options to purchase 85,000, 205,000 and 135,000 shares of common stock were granted in 2006, 2005 and 2004, respectively. Options to purchase 10,000, 372,650 and 180,000 shares of common stock were terminated in 2006, 2005 and 2004, respectively. During 2006, 2005 and 2004, options to purchase 77,800, 176,000 and 479,433 shares of common stock were exercised, respectively, and the Company was paid $105,588, $194,184 and $441,831 in connection therewith. There were outstanding options to purchase 1,191,367, 1,194,167 and 1,537,817 shares of common stock at December 31, 2006, 2005 and 2004 respectively. These options have a maximum term ranging from 5 to 10 years from the date of grant.

Non-employee Directors Stock Option Plan

In April 2005, the Board of Directors of the Company and the Company’s stockholders adopted the Non-Employee Directors Stock Option Plan (the “Directors Plan”), whereby immediately following each annual meeting of the Company, each non-employee directors receive automatic grants of options to purchase common stock in amounts that are specified by such plan. The exercise prices of all options granted under the Directors Plan are fixed at 100% of the market price of the common stock on each automatic grant date. The Company has reserved 450,000 shares of common stock for issuance under the Directors Plan. Options to purchase 105,000 and 120,000 shares of common stock were granted in 2006 and 2005, respectively, all of which were fully vested at the time of issuance. There were outstanding options to purchase 225,000 and 120,000 shares of common stock at December 31, 2006 and 2005, respectively. These options have a maximum term of 10 years from the date of grant.

Warrants

Prior to 2003, the Company granted warrants to purchase 500,000 shares of the Company’s common stock for $0.75 per share to Textile. In 2005, Textile assigned these warrants to an unaffiliated entity. In December 2005, this unaffiliated entity exercised its right to purchase 250,000 and, in accordance with the net issuance formula contained in the warrants and in lieu of paying $0.75 per share, gave up the right to purchase 43,605 shares and received 206,395 shares in the transaction based upon a closing price of $4.30 per share on the exercise date. In December 2006, this unaffiliated entity notified the Company it was exercising its right to purchase the remaining 250,000 shares. The exercise was completed in January 2007 at which time, in accordance with the net issuance formula contained in the warrants and in lieu of paying $0.75 per share, the unaffiliated entity gave up the right to purchase 41,667 shares and received 208,333 shares in the transaction based upon a closing price of $4.50 per share on the notification date. There were outstanding warrants to purchase 250,000 shares of common stock at December 31, 2006 and 2005.

Index to Consolidated Financial Statements

A summary of equity awards outstanding and exercisable as of December 31, 2006, 2005 and 2004 is as follows:

Equity awards outstanding at December 31, 2006				Equity awards exercisable at December 31, 2006
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.48 to $0.95	868,367	3.59	$0.816	860,034	$0.816
$1.06 to $4.40	463,000	4.09	$3.039	226,333	$2.346
$5.60 to $7.70	335,000	8.29	$5.873	256,667	$5.766
$0.48 to $7.70	1,666,367	4.68	$2.451	1,343,034	$2.020

Equity awards outstanding at December 31, 2005				Equity awards exercisable at December 31, 2005
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.48 to $0.95	934,167	4.48	$0.826	917,500	$0.816
$1.06 to $4.40	405,000	2.86	$2.863	195,000	$2.346
$5.60 to $7.70	225,000	8.77	$5.947	120,000	$5.766
$0.48 to $7.70	1,564,167	5.23	$2.090	1,232,500	$2.020

Equity awards outstanding at December 31, 2004				Equity awards exercisable at December 31, 2004
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.48 to $0.95	1,262,667	5.70	$0.802	975,167	$0.766
$1.06 to $4.40	775,150	4.97	$1.796	665,150	$1.577
$0.48 to $7.70	2,037,817	5.42	$1.180	1,640,317	$1.095

The intrinsic value of the outstanding equity awards at December 31, 2006, 2005 and 2004 was $4,626,000, $6,351,000 and $3,016,000, respectively. The aggregate intrinsic value of the exercisable outstanding equity awards at December 31, 2006, 2005 and 2004 was $4,305,000, $5,774,000 and $2,567,000, respectively. The weighted average remaining life of the exercisable outstanding equity awards at December 31, 2006, 2005 and 2004 was approximately 4.4, 4.8 and 5.4 years, respectively.

Index to Consolidated Financial Statements

The following table summarizes equity award activity in 2004, 2005 and 2006:	Number of Equity Awards	Weighted Average Exercise Price Per Equity Award
Equity awards outstanding at December 31, 2003	2,562,250	$1.010
Granted	135,000	2.702
Exercised	(479,433)	0.918
Forfeited	(180,000)	0.592
Equity awards outstanding at December 31, 2004	2,037,817	$1.180
Granted	325,000	5.471
Exercised	(382,395)	0.913
Forfeited	(416,255)	1.357
Equity awards outstanding at December 31, 2005	1,564,167	$2.090
Granted	190,000	5.115
Exercised	(77,800)	1.131
Forfeited	(10,000)	6.950
Equity awards outstanding at December 31, 2006	1,666,367	$2.451

Equity awards exercisable at December 31, 2006	1,343,034	$2.020

Stock-Based Compensation

    Under the modified prospective method of SFAS No. 123(R), compensation expense of $901,800 was recognized during 2006. This includes compensation expense for all stock-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123(R) and compensation expense for all stock based payments granted after January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). The Company’s financial results for the prior periods have not been restated. As a result of adopting SFAS No. 123(R) in 2006, the Company’s net income for 2006 was $901,800 lower than if it had continued to account for stock-based compensation under APB 25 as it did for the same periods in 2005.

Consistent with the valuation method used for the disclosure-only provisions of SFAS No. 123, the Company is using the Black-Scholes option-pricing model to value compensation expense associated with equity awards (i.e. options and warrants). The expected term of equity awards granted is derived using a simplified method by using an average of the vesting term and the contractual term. The risk-free interest rate is based on the U.S. Treasury rates at the date of grant. The forfeiture rate is based on past turnover experience of the Company. Expected volatility is based on the historical volatility of the Company’s stock. The Company records stock compensation expense over the vesting period, which is generally three years under the Company Plan, or at the grant date for options that vest immediately as provided under the Directors Plan. As of December 31, 2006, the Company had approximately $757,000 of unrecognized compensation expense that is expected to be recognized over a weighted average period of approximately 0.9 years. That expectation does not take into account the potential effects of equity awards that may be granted in subsequent periods.

Index to Consolidated Financial Statements

Summary of assumptions used in the valuation of compensation expense:	2006	2005	2004
Expected volatility	110%-120%	120%	120%
Risk free interest rates	4.1% - 5.2%	4.3% - 4.5%	2.6% - 4.5%
Expected lives in years	3.3 - 5.0	4.0 - 6.5	3.5 - 6.5
Expected forfeiture rate	3.5%	5.0%	5.0%
Weighted average grant fair value per option	$4.03	$4.57	$2.35
Grant date fair value of awards	$765,202	$1,485,710	$317,151

Pro forma information for the years ended December 31, 2005 and 2004 has been presented below to reflect the impact of the adoption of SFAS No. 123(R) had the Company been required to adopt this standard for 2005 and 2004.

	Year ended December 31,
	2005	2004
Net income attributable to common stockholders, as reported	$6,411,249	$6,165,379
Total stock-based employee compensation expense determined under the fair value based method for all awards	(977,538)	(286,187)
Pro forma net income attributable to common stockholders	$5,433,711	$5,879,192
Basic net income per common share, as reported	$0.55	$0.55
Basic net income per common share, pro forma	$0.46	$0.52
Diluted net income per common share, as reported	$0.48	$0.46
Diluted net income per common share, pro forma	$0.41	$0.44

8. Commitments and Contingencies

Operating Leases

The Company rents real and personal property under leases expiring at various dates through 2014. Certain of the leases stipulate payment of real estate taxes and other occupancy expenses. Minimum annual rental commitments under noncancellable operating leases in effect at December 31, 2006 are summarized as follows:

	Showrooms & Office Space	Office Equipment	Total
2007	$409,018	$62,862	$471,880
2008	419,244	38,007	457,251
2009	432,808	—	432,808
2010	477,545	—	477,545
2011	489,484	—	489,484
Thereafter	1,542,008	—	1,542,008

	$3,770,106	$100,869	$3,870,976

Index to Consolidated Financial Statements
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

Total rent expense is as follows:	Year Ended December 31,
	2006	2005	2004
Minimum rentals	$519,665	$504,526	$386,345
Other lease costs	114,958	116,497	40,631
	$634,623	$621,023	$426,976

Licenses

Girbaud Men’s Licensing Agreement

The Company has entered into an exclusive license agreement with Latitude to manufacture and market men’s jeanswear, casual wear, outerwear and active influenced sportswear under the Girbaud brand and certain related trademarks in the United States, Puerto Rico and the U.S. Virgin Islands. The terms of the agreement were to expire at the end of 2007. In November 2006, the Company notified the Latitude of its election to extend the terms of agreement through the end of 2011. Under the agreement as amended, the Company is required to make royalty payments to the licensor in an amount equal to 6.25% of net sales of regular licensed merchandise and 3.0% of certain irregular and closeout licensed merchandise. The Company is obligated to pay the greater of actual royalties earned or minimum guaranteed annual royalties of $3,000,000 through 2007. The Company is required to spend the greater of an amount equal to 3% of Girbaud men’s net sales or $500,000 in advertising and related expenses promoting the men’s Girbaud brand products in each year through the term of the Girbaud men’s agreement. If Latitude mounts any fashion shows in the Company’s territory, the Company also is required to participate in up to two of such shows and to pay $75,000 to Latitude with respect thereto. The Company has agreed to increase the minimum annual amount of these expenditures under the men’s license agreement by $200,000 in each of the years 2007, 2008 and 2009 in order to, among other things, facilitate and support a repositioning of the Girbaud brand for better store distribution.

 Girbaud Women’s Licensing Agreement

The Company has entered into an exclusive license agreement with Latitude to manufacture and market women’s jeanswear, casual wear, and active influenced sportswear under the Girbaud brand and certain related trademarks in the United States, Puerto Rico and the U.S. Virgin Islands. The terms of the agreement were to expire at the end of 2007. In November 2006, the Company notified the Latitude of its election to extend the terms of the agreement through the end of 2011. Under the agreement as amended, the Company is required to make royalty payments to the licensor in an amount equal to 6.25% of net sales of regular licensed merchandise and 3.0% of certain irregular and closeout licensed merchandise. The Company is obligated to pay the greater of actual royalties earned or minimum guaranteed annual royalties of $1,500,000 through 2007. The Company is required to spend the greater of an amount equal to 3% of Girbaud women’s net sales or $400,000 in advertising and related expenses promoting the women’s Girbaud brand products in each year through the term of the Girbaud women’s agreement. If Latitude mounts any women’s fashion shows in the Company’s territory, the Company also is required to participate in up to two of such shows and to pay $75,000 to Latitude with respect thereto. The Company has agreed to increase the minimum annual amount of these expenditures under the women’s license agreement to $200,000 in each of the years 2007, 2008 and 2009 in order to, among other things, facilitate and support a repositioning of the Girbaud brand for better store distribution. In addition, while the agreement is in

Index to Consolidated Financial Statements

effect, the Company is required to pay $190,000 per year to the licensor for advertising and promotional expenditures related to the Girbaud brand.

During each of the six years ended December 31, 2005, the amounts of advertising and related expenses incurred by the Company in marketing the Girbaud brand products were less than the amounts required under the agreements. In each of the various amendments to the men’s and women’s license agreements that were executed in 2002 - 2004, Latitude and the Company confirmed to one another that neither party was in default to the other in the performance of any of the obligations owed by either of them to the other. On March 29, 2006, Latitude also waived the Company’s failure to spend the minimum amounts required under the men’s and women’s license agreements in 2005. In 2006, the Company was in compliance with these requirements under the licensing agreements.

All 2006 and 2005 royalty payments were paid in full when due in those respective years.

Following is a schedule of the Company’s commitment obligations as of December 31, 2006:

Summary schedule of commitments:		Payments Due By Period
	Total	Current	1-3 years	4-5 years	After 5 years
Operating leases	$3,870,976	$471,881	$890,058	$967,029	$1,542,008
Employment agreements	1,267,000	992,000	275,000	—	—
Licensing agreement fee obligations (*)	22,500,000	4,500,000	9,000,000	9,000,000	—
Licensing agreement fashion show obligations (*)	1,575,000	375,000	600,000	600,000	—
Licensing agreement creative & advertising fee obligations (*)	950,000	190,000	380,000	380,000	—
Promotional expense license requirement (*)	5,700,000	1,300,000	2,600,000	1,800,000	—
Total contractual obligations	$35,862,976	$7,828,881	$13,745,058	$12,747,029	$1,542,008

Employment Agreements

The Company is party to employment agreements with three officers which provide for specified levels of compensation and certain other benefits. The agreements, which expire between 2007 and 2008, also provide for severance payments from the termination date through the expiration date under certain circumstances.

9. Retirement Plan

The Company sponsors a defined benefit pension plan that covers substantially all employees with more than one year of service. The Company’s policy is to fund pension costs accrued. Contributions to the plan reflect benefits attributed to employees’ service to date, as well as service expected to be earned in the future. The benefits are based on the number of years of service and the employee’s compensation during the three consecutive complete years of service prior to or including the year of termination of employment. Plan assets consist primarily of common stocks, fixed income securities and cash. The latest available actuarial valuation is as of December 31, 2006. In February 2007, the Company suspended the pension plan effective December 31, 2006. Therefore, no additional benefits for service will accrue after that date.

Index to Consolidated Financial Statements

Pension expense for 2006, 2005 and 2004 was approximately $538,000, $398,000 and $446,000 respectively, and includes the following components:

	Years Ended December 31,
	2006	2005	2004
Service cost of current period	$117,000	$77,000	$60,000
Interest on the above service cost	7,000	6,000	4,000
	124,000	83,000	64,000
Interest on the projected benefit obligation	521,000	520,000	522,000
Expected return on plan assets	(556,000)	(584,000)	(556,000)
Amortization of prior service cost	—	43,000	43,000
Amortization of loss	449,000	336,000	373,000
Pension cost	$538,000	$398,000	$446,000

The following table sets forth the pension plan’s funded status and amounts recognized at December 31, 2006, 2005 and 2004:	Years Ended December 31,
	2006	2005	2004
Vested benefits	$8,553,000	$8,727,000	$6,704,000
Nonvested benefits	47,000	26,000	30,000

Accumulated benefit obligation	8,600,000	8,753,000	6,734,000
Effect of anticipated future compensation levels and other events	—	(1,549,000)	425,000
Projected benefit obligation	8,600,000	7,204,000	7,159,000
Fair value of assets held in the plan	6,997,000	7,376,000	7,438,000
Deficit of projected benefit obligation over plan assets	(1,603,000)	172,000	279,000
Unrecognized net loss from past experience different from that assumed	5,303,000	4,067,000	4,000,000
Minimum liability adjustment	(5,303,000)	(5,616,000)	—
Unrecognized prior service cost	—	—	43,000
Net (minimum pension liability) prepaid periodic pension cost	$(1,603,000)	$(1,377,000)	$4,322,000

With respect to the above table, the weighted average discount rate used to measure the projected benefit obligation and net (minimum pension liability) prepaid periodic pension cost was 5.75% for both 2006 and 2005 and 7.5% for 2004; the rate of increase in future compensation levels is 3%; and the expected long-term rate of return on assets is 8%. At December 31, 2006 and 2005, the accumulated benefit obligation exceeded the fair value of the pension plan’s assets which created a net minimum pension liability of $1,603,000 and $1,377,000 which is included as a non-current liability in the accompanying consolidated balance sheets. Prior to December 31, 2005, the fair value of the pension plan’s assets exceeded the accumulated benefit obligation and a net prepaid periodic pension cost of $4,322,000 was included in other assets in the consolidated balance sheets at December 31, 2004. To recognize the minimum pension liability, the Company recorded an adjustment of $310,000 and $5,616,000 as other comprehensive income in the fourth quarter of 2006 and 2005, respectively.

Index to Consolidated Financial Statements

The following table sets forth the Pension Plan's change in benefit obligation for 2006 and 2005:	Years Ended December 31,
	2006	2005
Benefit obligation at beginning of year	$7,204,000	$7,159,000
Changes in assumptions	2,142,000	—
Service cost	124,000	83,000
Interest cost	521,000	520,000
Benefits paid	(834,000)	(664,000)
Actuarial loss	132,000	106,000
Plan curtailment	(689,000)	—
Benefit obligation at end of year	$8,600,000	$7,204,000

The following sets forth the pension plan’s change in plan assets for 2006 and 2005:	Years Ended December 31,
	2006	2005
Fair value of plan assets at beginning of year	$7,376,000	$7,438,000
Return on plan assets	557,000	584,000
Employer contributions	—	315,000
Benefits paid	(834,000	(664,000)
Assets gain/(loss) deferred	(102,000	(297,000)

Fair value of plan assets at end of year	$6,997,000	$7,376,000

The pension plan’s fiduciaries set investment policies and strategies for the trust. Long-term strategic investment objectives include preserving the funded status of the trust and balancing risk and return. The pension plan’s fiduciaries oversee the investment allocation process, which includes selecting investment managers, setting long-term strategic targets and monitoring asset allocations. Target allocation ranges are guidelines, not limitations, and occasionally plan fiduciaries will approve allocations above or below a target range.

	Years Ended December 31,
The following sets forth the pension plan’s change in plan assets for 2006 and 2005:	2006	2005
Equity Securities	70%	67%
Debt Securities	29%	28%
Cash Accounts	1%	5%

	100%	100%

The following benefit payments, which reflect expected future services, as appropriate, are expected to be paid as follows:	Pension Benefits
2007	$131,000
2008	169,000
2009	193,000
2010	205,000
2011	228,000
Years 2012-2015	1,780,000
$2,706,000

Index to Consolidated Financial Statements

10. Supplemental Disclosures of Cash Flow Information

Cash paid during the year for interest amounted to $1,407,047, $259,771 and $295,077 for 2006, 2005 and 2004, respectively. Cash paid during 2006 and 2005 for income taxes amounted to $282,502 and $304,000. The Company did not make any income tax payments in 2004.

Non-cash effect of recording minimum pension liability	2006	2005	2004
Adjustment (recognition) of minimum pension liability	$310,000	$(5,616,000)	$—

11. Quarterly Financial Data (Unaudited)
Summarized quarterly financial data for 2006 and 2005 is as follows:
	Quarter
2006	First	Second	Third	Fourth
Net sales	$21,263,117	$24,040,540	$21,276,299	$ 15,656,038
Gross profit	9,066,413	9,770,227	8,764,467	5,689,515
Net income (loss) (1)	2,544,032	2,345,410	2,099,885	(4,382,395)
Basic earnings per share (2)	$0.21	$0.20	$0.17	$ (0.36)
Diluted earnings per share (2)	$0.20	$0.19	$0.17	$ (0.36)

	Quarter
2005	First	Second	Third	Fourth
Net sales	$23,701,942	$21,749,284	$20,296,262	$ 17,541,447
Gross profit	9,951,014	8,842,470	8,796,480	6,628,826
Net income (loss)	2,503,256	2,019,873	2,271,815	(383,695)
Basic earnings per share (2)	$0.21	$0.17	$0.19	$ (0.03)
Diluted earnings per share (2)	$0.18	$0.15	$0.17	$ (0.03)

1.
Until 2004, the Company maintained a valuation allowance equal to the deferred tax asset, thereby recognizing a net deferred tax asset of zero. Starting in 2004, and continuing through the first three quarters of 2006, the Company began to recognize a net deferred tax asset based on the Company’s evaluation that it would, at that time, more likely then not generate future taxable income to utilize the NOL for income tax purposes. Therefore the Company recognized net income tax benefits of $1,178,000 and $1,045,000 for 2005 and 2004 respectively. During the completion of our 2006 audit in the first quarter of 2007, based on a review of operating results to date, as well as the forecast of remaining 2007 net income, it was determined that the more likely than not conditions for recognition of the deferred tax asset were not met. Accrodingly as of December 31, 2006, the Company recorded an adjustment to the valuation allowance equal to the full amount of the previously recognized deferred tax asset of $3.5 million. This resulted in the Company recognizing net income tax expense of $2.8 million in 2006.

2.
Earnings (loss) per share calculations for each of the quarters are based on the weighted average shares outstanding for each period. The sum of the quarters may not necessarily be equal to the full year earnings per share amounts.

Index to Consolidated Financial Statements

SCHEDULE II

I. C. Isaacs & Company, Inc.
Valuation and Qualifying Accounts

Description	Balance Beginning of the Year	Charged to Costs and Expenses	Deduction	Balance End of Year

Year Ended December 31, 2004
Allowance for doubtful accounts	$275,000	$370,000	$(329,000)	$316,000
Merchandise allowances	1,161,000	3,777,000	(3,197,000)	1,741,000
Reserve for sales returns and discounts	63,000	4,089,000	(3,579,000)	573,000

Year Ended December 31, 2005
Allowance for doubtful accounts	$316,000	$1,016,000	$(632,000)	$700,000
Merchandise allowances	1,741,000	3,710,000	(4,278,000)	1,173,000
Reserve for sales returns and discounts	573,000	4,199,000	(3,886,000)	886,000

Year Ended December 31, 2006
Allowance for doubtful accounts	$700,000	$445,000	$(420,000)	$725,000
Merchandise allowances	1,173,000	1,900,000	(2,385,000)	688,000
Reserve for sales returns and discounts	886,000	3,503,000	(3,907,000)	482,000

Index to Consolidated Financial Statements

Exhibit Index

Exhibit No.	Description
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

3.06
Certificate of Amendment of Amended and Restated Certificate of Incorporation (a copy of which was filed with the Commission on August 14, 2003 as Exhibit 3.06 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (the “June 2003 10-Q”), and is hereby incorporated herein by this reference).

4.01
Specimen Common Stock Certificate (a copy of which was filed with the Commission on October 3, 1997 as Exhibit 4.01 to the S-1 Registration Statement on Form S-1 and is hereby incorporated herein by this reference).

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
4.05
2005 Non-Employee Directors Stock Option Plan (a copy of which was filed with the Commission on August 11, 2005 as Exhibit 4.05 to Amendment No. 1 to the Company’s Registration Statement on Form S-2 (the “S-2 Amendment”), and is hereby incorporated herein by this reference).

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

10.07
Amendment No. 1 dated June 18, 1998 to Girbaud Trademark and Technical Assistance Agreement for Womens Collection (a copy of which was filed with the Commission on August 12, 1998 as Exhibit 10.32 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, and is hereby incorporated herein by this reference).

10.08
Amendment No. 1 dated November 12, 1998 to Trademark License and Technical Assistance Agreement for Mens Collections by and between I.C. Isaacs & Co., L.P. and Latitude Licensing Corp. (a copy of which was filed with the Commission on March 30, 1999 as Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (the “1998 10-K”), and is hereby incorporated herein by this reference).

10.09
Amendment No. 2 dated November 12, 1998 to Trademark License and Technical Assistance Agreement for Womens Collections by and between I.C. Isaacs & Co., L.P. and Latitude Licensing Corp. (a copy of which was filed as Exhibit 10.41 to the 1998 10-K, and is hereby incorporated herein by this reference).

10.10
Executive Employment Agreement by and between I.C. Isaacs & Company, Inc. and Daniel Gladstone dated January 21, 1999 (a copy of which was filed as Exhibit 10.42 to 1998 10-K, and is hereby incorporated herein by this reference).

10.11
Amendment No. 1 dated March 4, 1998 to Trademark License and Technical Assistance Agreement for Mens Collections by and between the Company and Latitude Licensing Corp. (a copy of which was filed as Exhibit 10.56 to the 1998 10-K, and is hereby incorporated herein by this reference).

10.12
Amendment No. 3 dated December 23, 1998 to Trademark License and Technical Assistance Agreement for Womens Collections by and between the Company and Latitude Licensing Corp. (a copy of which was filed as Exhibit 10.57 to the 1998 10-K, and is hereby incorporated herein by this reference).

10.13
Amendment No. 4 to the Trademark License and Technical Assistance Agreement Covering Womens Products dated August 2, 1999 (a copy of which was filed with the Commission on August 13, 1999 as Exhibit 10.60 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, and is hereby incorporated herein by this reference).

10.14
Amendment No. 2 dated June 21, 2000, to Trademark License and Technical Assistance Agreement Covering Mens Products dated January 15, 1998, by and between Latitude Licensing Corp. and I.C. Isaacs & Company L.P. 3.03 (a copy of which was filed with the Commission on August 14, 2000 as Exhibit 10.75 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (the “June 2000 10-Q”), and is hereby incorporated herein by this reference).

10.15
Amendment No. 5 dated June 21, 2000, to Trademark License and Technical Assistance Agreement Covering Womens Products dated January 15, 1998, by and between Latitude Licensing Corp. and I.C. Isaacs & Company L.P. (a copy of which was filed as Exhibit 10.76 to the June 2000 10-Q, and is hereby incorporated herein by this reference).

10.16
Amendment No.3 to Trademark License and Technical Assistance Agreement Covering Men’s Products Dated May 31, 2001 (a copy of which was filed with the Commission on April 1, 2002 as Exhibit 10.92 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, and is hereby incorporated herein by this reference).

10.17
Amended and Restated Executive Employment Agreement dated April 17, 2002, by and between the Company and Eugene C. Wielepski (a copy of which was filed with the Commission on April 30, 2002 as Exhibit 10.94 to Amendment No. 1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (the “2001 10-K Amendment”), and is hereby incorporated herein by this reference).

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

10.20
Amendment No. 6 dated October 2, 2002 to the Trademark License and Technical Assistance Agreement for Women’s Collections dated March 4, 1998 by and between Latitude Licensing Corp. and I.C. Isaacs & Company, L.P. (a copy of which was filed as Exhibit 10.103 to the September 2002 10-Q, and is hereby incorporated herein by this reference).

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

10.23
Amendment dated as of May 15, 2003 to the Amended and Restated Employment Agreement between I.C. Isaacs & Company, L.P. and Daniel J. Gladstone (a copy of which was filed with the Commission on May 15, 2003 as Exhibit 10.114 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (the “March 2003 10-Q”), and is hereby incorporated herein by this reference).

10.24
Amendment dated as of March 31, 2003 to the Amended and Restated Employment Agreement between I.C. Isaacs & Company, L.P. and Eugene C. Wielespki (a copy of which was filed as Exhibit 10.115 to the March 2003 10-Q, and is hereby incorporated herein by this reference).

10.25
Amendment No. 8, dated October 29, 2003 to the Trademark License and Technical Assistance Agreement for Womens Collections between Latitude Licensing Corp. and I.C. Isaacs & Company L.P. (a copy of which was filed with the Commission on November 14, 2003 as Exhibit 10.113 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (the “September 2003 10-Q”), and is hereby incorporated herein by this reference).

10.26
Amendment No. 6, dated October 29, 2003 to the Trademark License and Technical Assistance Agreement dated the 1st day of November 1997 by and between Latitude Licensing Corp. and I.C. Isaacs & Company L.P. (a copy of which was filed as Exhibit 10.114 to the September 2003 10-Q, and is hereby incorporated herein by this reference).

10.27
Amendment dated October 13, 2004 to the Executive Employment Agreement dated December 9, 2003 by and between I.C. Isaacs & Company, L.P. and Peter J. Rizzo (a copy of which was filed with the Commission as Exhibit 10.120 to the Company's Report on Form 8-K filed on October 22, 2004 (the “October 22, 2004 Form 8-K”), and is hereby incorporated herein by this reference).

10.28
Executive Employment Agreement made as of the 1st day of March 2004, by and between I.C. Isaacs & Company LP and Jesse de la Rama (a copy of which was filed as Exhibit 10.121 to the December 10, 2004 Form 8-K, and is hereby incorporated herein by this reference).

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

10.31
Amendment No. 9, dated December 16, 2004, to the Trademark License and Technical Assistance Agreement for Womens Collections dated March 4, 1998 by and between Latitude Licensing Corp. and I.C. Isaacs & Company L.P. (a copy of which was filed as Exhibit 10.124 to the 2004 10-K, and is hereby incorporated herein by this reference).

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

10.35
Amendment No. 8, dated March 29, 2006, to the Trademark License and Technical Assistance Agreement for Men’s Collections dated January 15, 1998 by and between Latitude Licensing Corp. and I.C. Isaacs & Company L.P. (a copy of which was filed as Exhibit 10.35 to the 2005 10-K, and is hereby incorporated herein by this reference).

10.36
Amendment No. 10, dated March 29, 2006, to the Trademark License and Technical Assistance Agreement for Womens Collections dated March 4, 1998 by and between Latitude Licensing Corp. and I.C. Isaacs & Company L.P. (a copy of which was filed as Exhibit 10.36 to the 2005 10-K, and is hereby incorporated herein by this reference).

10.37	Executive Employment Agreement, dated December 9, 2003, by and between I.C. Isaacs & Company LP and Peter Rizzo.
10.38	Nonstatutory Stock Option Grant Agreement, dated December 6, 2004, by and between I.C. Isaacs & Company, Inc. and Jesse de la Rama.
10.39	Amendment, dated as of August 1, 2005, to the Employment Agreement, dated March 1, 2004, by and between I.C. Isaacs & Company LP and Jesse de la Rama
10.40	Nonstatutory Stock Option Grant Agreement, dated August 1, 2005, by and between I.C. Isaacs & Company, Inc. and Jesse de la Rama.
10.41	Nonstatutory Stock Option Grant Agreement, dated December 27, 2005, by and between I.C. Isaacs & Company, Inc. and Gregg A. Holst.
14.01	Code of Ethics for Senior Financial Executives (a copy of which was filed as Exhibit 14.01 to the 2005 10-K, and is hereby incorporated herein by this reference).
14.02	Code of Ethics and Business Conduct (a copy of which was filed as Exhibit 14.02 to the 2005 10-K, and is hereby incorporated herein by this reference).
21.01	List of Subsidiaries (a copy of which was filed as Exhibit 21.01 to the S-2 Amendment, and is hereby incorporated herein by this reference).
23.01	Consent of BDO Seidman, LLP
31.01	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.02	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.01	Certification Pursuant to Section 1350 of chapter 63 of Title 18 of the United States Code