Form 10-Q
period 2007-03-31
IC ISAACS & CO INC
filed 2007-05-15
CIK 1041179

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________
FORM 10-Q
(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2007

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  _______ to _______

Commission File Number: 0-23379
____________________

I.C. ISAACS & COMPANY, INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	52-1377061 (I.R.S. Employer Identification No.)
475 10th Avenue, 9th Floor, New York, NY (Address of principal executive offices)	10018 (Zip code)

(646) 459-2600
(Registrant's telephone number, including area code)

N/A
(Former name, former address and former
fiscal year, if changed since last report)
_____________________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes ☒ No

As of May 14, 2007, 12,282,618 shares of common stock, par value $.0001 per share, of the Registrant were outstanding.

I. C. ISAACS & COMPANY, INC.

FORM 10-Q

PART I—FINANCIAL INFORMATION
I.C. Isaacs & Company, Inc.
Consolidated Condensed Balance Sheets (Unaudited)

Item 1. Financial Statements.
	March 31, 2007	December 31, 2006
Assets
Current assets
Cash, including temporary investments of $133,000 and $77,000	$541,896	$524,544
Accounts receivable, less allowance for doubtful accounts of $731,600 and $725,000	10,725,095	13,268,014
Inventories (Note 3)	7,342,084	10,492,169
Prepaid expenses and other	643,023	1,004,170
Total current assets	19,252,098	25,288,897
Property, plant and equipment, at cost, less accumulated depreciation and amortization	3,241,759	3,233,047
Other assets	281,818	287,258
	$22,775,675	$28,809,202
Liabilities And Stockholders’ Equity
Current liabilities
Overdrafts	$188,930	$7,582
Revolving line of credit (Note 4)	—	3,389,656
Current maturities of long-term debt (Note 4)	2,103,461	2,103,461
Accounts payable	1,104,562	2,831,185
Accrued expenses and other current liabilities (Note 5)	2,534,226	1,806,383
Total current liabilities	5,931,179	10,138,267

Minimum pension liability (Note 10)	1,708,000	1,603,000
Commitments and Contingencies (Note 9)

Stockholders’ Equity (Notes 7 and 8)
Preferred stock: $.0001 par value; 5,000,000 shares authorized, none outstanding	—	—
Common stock: $.0001 par value; 50,000,000 shares authorized, 13,459,327 and 13,250,994 shares issued; 12,282,618 and 12,074,785 shares outstanding	1,346	1,325
Additional paid-in capital	45,477,541	45,302,162
Accumulated deficit	(22,713,520)	(20,606,681)
Accumulated other comprehensive income	(5,306,000)	(5,306,000)
Treasury stock, at cost (1,176,709 shares)	(2,322,871)	(2,322,871)
Total stockholders’ equity	15,136,496	17,067,935

	$22,775,675	$28,809,202

See accompanying notes to consolidated condensed financial statements.

I.C. Isaacs & Company, Inc.
Consolidated Condensed Statements of Operations (Unaudited)

	Three Months Ended March 31,
	2007	2006
Net sales	$14,193,837	$21,263,117
Cost of sales	9,311,330	12,196,704
Gross profit	4,882,507	9,066,413
Operating expenses
Selling	2,265,492	2,694,262
License fees	1,125,000	1,377,537
Distribution and shipping	636,062	611,416
General and administrative	2,278,438	2,038,453
Severance (Note 9)	613,000	—
Total operating expenses	6,917,992	6,721,668

Operating (loss) income	(2,035,485)	2,344,745

Other income (expense)
Interest, net of interest income	(70,210)	(81,559)
Other, net	(1,144)	3,397
Total other expense	(71,354)	(78,162)
(Loss) income before income taxes	(2,106,839)	2,266,583
Income tax benefit (Note 6)	—	277,449
Net (loss) income	$(2,106,839)	$2,544,032

Basic (loss) earnings per share0	$(0.17)	$0.21
Basic weighted average shares outstanding	12,282,618	11,996,485

Diluted (loss) earnings per share	$(0.17)	$0.20
Diluted weighted average shares outstanding	12,282,618	12,664,397

See accompanying notes to consolidated condensed financial statements.

I.C. Isaacs & Company, Inc.
Consolidated Condensed Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2007	2006
Operating Activities
Net (loss) income	$(2,106,839)	$2,544,032
Adjustments to reconcile net income to cash provided by operating activities
Provision for doubtful accounts	64,111	22,070
Write off of accounts receivable	(57,511)	(82,070)
Provision for sales returns and discounts	462,314	246,675
Sales returns and discounts	(583,474)	(755,802)
Deferred tax asset	—	(318,000)
Depreciation and amortization	243,261	131,999
Stock-based compensation	175,400	152,408
(Increase) decrease in assets
Accounts receivable	2,657,479	(397,480)
Inventories	3,150,085	741,902
Prepaid expenses and other	361,147	(117,960)
Other assets	(21,020)	(1,089)
(Decrease) increase in liabilities
Accounts payable	(1,726,623)	973,814
Accrued expenses and other current liabilities	727,843	(1,980,044)
Minimum pension liability	105,000	132,000
Cash provided by operating activities	3,451,173	1,292,455
Investing Activities
Capital expenditures	(225,513)	(9,242)
Cash used in investing activities	(225,513)	(9,242)
Financing Activities
Net change in overdrafts	181,348	(447,001)
Net borrowings on revolving line of credit	(3,389,656)	—
Principal payments on long-term debt	—	(250,000)
Cash used in financing activities	(3,208,308)	(697,001)

Increase in cash and cash equivalents	17,352	586,212
Cash and Cash Equivalents, at beginning of period	524,544	943,422
Cash and Cash Equivalents, at end of period	$541,896	$1,529,634

See accompanying notes to consolidated condensed financial statements.

I.C. Isaacs & Company, Inc.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

1. Basis of Presentation

The accompanying interim consolidated condensed financial statements include the accounts of I. C. Isaacs & Company, Inc. ("ICI"), I.C. Isaacs & Company L.P. (the "Partnership"), Isaacs Design, Inc. ("Design") and I. C. Isaacs Far East Ltd. (collectively, the "Company"). I.C. Isaacs Far East Ltd. did not have any revenue or expenses in 2006 or thus far in 2007. All intercompany balances and transactions have been eliminated.

The accompanying interim consolidated condensed financial statements have been prepared in conformity with United States generally accepted accounting principles (“GAAP”), consistent in all material respects with those applied in the audited financial statements appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The preparation of financial statements in conformity with GAAP requires management to make estimates and judgments that affect the amounts reported in the financial statements and accompanying notes. The accounting estimates that require management’s most significant and subjective judgments include the provisions for doubtful accounts, returns, merchandise allowances, unsold inventory, tax asset valuation, accruals for bonuses, pension liabilities and stock-based compensation expense. The actual results experienced by the Company may differ from management’s estimates.

The interim financial information is unaudited, but reflects all normal adjustments that are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented. The interim financial statements should be read in connection with the financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

2. Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (the “FASB”) issued FASB Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109," which establishes that the financial statement effects of a tax position taken or expected to be taken in a tax return are to be recognized in the financial statements when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 effective January 1, 2007 and there was no material impact on its financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FASB Statement No. 115. This Statement permits companies and not-for-profit organizations to make a one-time election to carry eligible types of financial assets and liabilities at fair value, even if fair value measurement is not required under GAAP. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted if the decision to adopt the standard is made after the issuance of the Statement but within 120 days after the first day of the fiscal year of adoption, provided no financial statements have yet been issued for any interim period and provided the requirements of SFAS No. 157, Fair Value Measurements, are adopted concurrently with SFAS No. 159. The Company does not believe that it will adopt the provisions of this Statement.

3. Inventories

Inventories consist of the following:	March 31, 2007	December 31, 2006
Work-in-process	$637,125	$1,106,770
Finished goods	6,704,959	9,385,399
	$7,342,084	$10,492,169

4. Long-Term Debt

On December 30, 2004, the Company entered into a three year credit facility (the “Credit Facility”) with Wachovia Bank, National Association (“Wachovia”). The Credit Facility provides that the Company may borrow, using as collateral, up to 85% of eligible accounts receivable and a portion of eligible inventory, both as defined by the Credit Facility. Borrowings under the Credit Facility may not exceed $25.0 million including outstanding letters of credit which are limited to $8.0 million at any one time. There were approximately $0.4 million of outstanding letters of credit at March 31, 2007. The Credit Facility accords to the Company the right, at its election, to borrow these amounts as either Prime Rate Loans or LIBOR Loans. Prime Rate Loans bear interest at the prime rate plus the applicable margin in effect from time to time. LIBOR Loans are limited to three in total, must be a minimum of $1,000,000 each and in integral multiples of $500,000 in excess of that amount, and bear interest at the LIBOR rate plus the applicable margin in effect from time to time. The applicable margins, as defined by the Credit Facility, fluctuate from 0.00% to 0.75% for the Prime Loans and 2.00% to 2.75% for the LIBOR Loans. The applicable margins are inversely affected by fluctuations in the amount of “excess availability” - the unused portion of the amount available under the facility - which are in staggered increments from less then $2.5 million to $7.5 million. The Credit Facility also requires the Company to comply with certain covenants expressed as fixed charge coverage ratios and tangible liability to net worth ratios. As collateral security for the Company’s obligations under the Credit Facility, the Company granted a first priority security interest in all of its assets to Wachovia. In 2004, the Company paid $79,379 as a facility fee to Wachovia in connection with the consummation of the Credit Facility. That fee was deferred and is being amortized over the life of the Credit Facility.

On May 6, 2002, Textile Investment International S.A. (“Textile”), an affiliate of Latitude Licensing Corp. (“Latitude”), the licensor of the Girbaud Marks to the Company, acquired a note that the Company had issued to a former licensor. On May 21, 2002, Textile exchanged that note for an amended and restated note bearing interest at the rate of 8% per annum (the “Replacement Note”), which

•
subordinated Textile’s rights under the note to the rights of Congress Financial Corporation (“Congress”) which was the provider of the accounts receivable and inventory based credit facility the Company was then using,

•	deferred the original note’s principal payments and

•	extended the maturity date of the note until 2007.

In connection with the execution of the Credit Facility, the Replacement Note was further amended and restated to subordinate Textile’s rights to the rights of Wachovia under the Credit Facility (the “Amended and Restated Replacement Note” and together with the Replacement Note, the “Textile Notes”). The payments that otherwise would have been due under the Textile Notes during each calendar quarter from December 31, 2002 through March 31, 2005 were deferred pursuant to the subordination provisions of those notes. The non-payment and deferral of those payments did not constitute a default under the provisions of the Textile Notes. The obligations under the Textile Notes have been classified as current or long term based upon the respective original due dates of the quarterly payments specified in the Replacement Note or the Amended and Restated Replacement Note, as the case may be. At March 31, 2007, all subordinated debt maturities of $2,103,461 are classified as current liabilities.

Covenants

The Company had principal and interest payments currently due and payable on the Textile Notes totaling $670,000, $240,000 and $420,000 as of December 31, 2006, January 31, 2007 and March 31, 2007, respectively.  The Company assessed its ability to comply with the Credit Facility’s covenants in each month of the first quarter of 2007 and determined that if it were to make these payments, it would not be in compliance with the Credit Facility covenants at the end of February 2007. Therefore, in anticipation of this noncompliance, the Company did not make the scheduled payments when due.  This may constitute a default of the Textile Notes and a cross default of the Credit Facility.  Also, the Company was not in compliance with the Credit Facility’s covenants at the end of March 2007.

The Company has asked both Textile and Wachovia to waive these covenants.  Failure to reach an agreement may adversely affect the Company’s ability to finance its operations. At March 31, 2007, all subordinated debt maturities of $2,103,461 are classified as current liabilities. There were no outstanding loan amounts and the Company had approximately $351,000 of outstanding letters of credit under the Credit Facility at March 31, 2007.

5. Accrued Expenses

Accrued expenses consist of the following:	March 31, 2007	December 31, 2006
Accrued severance (Note 9)	$613,000	$—
Accrued interest	567,534	533,004
Accrued professional fees & legal	506,669	190,723
Accrued rent expense	221,429	212,289
Accrued compensation & related withholdings	185,607	189,309
Property taxes	163,707	165,394
Customer credit balances	137,143	98,012
Sales commissions payable	97,518	107,500
Royalties & other licensor obligations (Note 9)	21,619	135,152
Management & selling bonuses	20,000	175,000
	$2,534,226	$1,806,383

6. Income Taxes

As of March 31, 2007 and 2006, the Company had net operating loss carry forwards for income tax reporting purposes of approximately $32,130,000 and $34,706,000, respectively, which represent deferred tax assets of approximately $12,630,000 and $13,633,000, respectively.  These net operating losses begin to expire in 2014.  The Company evaluates these net operating losses and the related valuation allowances both quarterly and annually. Until 2004, the Company maintained a valuation allowance equal to the deferred tax asset, thereby recognizing a net deferred tax asset of zero. Starting in 2004, and continuing through the first three quarters of 2006, the Company recognized a net deferred tax asset based on the Company’s evaluation that it would generate future taxable income to utilize the NOL for income tax purposes. Therefore, the Company recognized a net income tax benefit of $277,499 for the first three months of 2006.

 At December 31, 2006, the Company determined that the more likely than not conditions for recognition of the deferred tax asset were no longer met and the Company recognized a valuation allowance equal to the deferred tax asset as of December 31, 2006 and March 31, 2007 and therefore, did not recognize an income tax benefit for the first quarter of 2007.

The Company has adopted FIN 48, as of January 1, 2007. The Company’s management has analyzed its income tax positions using the criteria required by FIN 48 and concluded that there is no cumulative effect allocable to equity as a result of adopting this standard. As of January 1, 2007 open tax years in major jurisdictions date back to 1998 due to the taxing authorities’ ability to adjust operating loss carry forwards. No changes in settled tax years have occurred through March 31, 2007 and the Company does not anticipate a material change to its total amount of unrecognized tax benefits within the next 12 months.

7. Earnings Per Share

Earnings (loss) per share is based on the weighted average number of shares of common stock and dilutive common stock equivalents outstanding. Basic earnings (loss) per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution of securities that could share in the earnings of an entity. Basic and diluted loss per share are the same for the three months ended March 31, 2007 because the impact of dilutive securities would be antidilutive.

The following table presents a reconciliation of the basic and diluted earnings per share with regard to the weighted average shares outstanding for the three months ended March 31, 2006.

Three Months Ended March 31, 2006:	Net Income	Shares	Per Share Amount
Basic earnings per share	$2,544,032	11,996,485	$0.21
Effect of dilutive options and warrants	—	667,912	—
Diluted earnings per share	$2,544,032	12,664,397	$0.20

8. Stock Options and Stock-Based Compensation

Under the Company’s Amended and Restated Omnibus Stock Plan (the “Company Plan”), the Company may grant qualified and nonqualified stock options, stock appreciation rights, restricted stock or performance awards, payable in cash or shares of common stock, to selected employees. The Company reserved 2,200,000 shares of common stock for issuance under the Company Plan. No options to purchase shares of common stock were granted in the first three months of 2007. Options to purchase 25,000 shares of common stock were granted in the first three months of 2006. During the first three months of 2007, options to purchase 25,000 shares of common stock were terminated. No options to purchase shares of common stock were terminated in the first three months of 2006. No options to purchase shares of common stock were exercised during the first three months of 2007 and 2006. There were outstanding options to purchase 1,166,367 and 1,199,167 shares of common stock under the Company Plan at March 31, 2007 and 2006, respectively. These options have a maximum term of 10 years from the date of grant.

Under the Company’s 2005 Non-Employee Directors’ Stock Option Plan (the “Directors’ Plan”), non-employee directors receive automatic grants of options to purchase common stock in amounts that are specified by such plan. The exercise prices of all options granted under the Directors’ Plan are fixed at 100% of the market price of the common stock on each grant date. The Company has reserved 450,000 shares of common stock for issuance under the Directors' Plan. No options to purchase shares of common stock were granted, exercised or terminated under the Directors' Plan in the first three months of 2007 and 2006. There were outstanding options to purchase 225,000 and 120,000 shares of common stock under the Directors' Plan at March 31, 2007 and 2006, respectively, under this plan, all of which were fully vested at time of issuance. These options have a maximum term of 10 years from the date of grant.

Prior to 2003, the Company granted warrants to purchase 500,000 shares of the Company’s common stock for $0.75 per share to Textile. In 2005, Textile assigned these warrants to an unaffiliated entity. In December 2005, this unaffiliated entity exercised its right to purchase 250,000 shares and, in accordance with the net issuance formula contained in the warrants and in lieu of paying $0.75 per share, gave up the right to purchase 43,605 shares and received 206,395 shares in the transaction based upon a closing price of $4.30 per share on the exercise date. In December 2006, this unaffiliated entity notified the Company it was exercising its right to purchase the remaining 250,000 shares. The exercise was completed in January 2007 at which time, in accordance with the net issuance formula contained in the warrants and in lieu of paying $0.75 per share, the unaffiliated entity gave up the right to purchase 41,667 shares and received 208,333 shares in the transaction based upon a closing price of $4.50 per share on the notification date. There were outstanding warrants to purchase 250,000 shares of common stock at March 31, 2006. No such warrants existed at March 31, 2007.

Under SFAS No. 123(R), Share-Based Payment, compensation expense of $175,349 and $152,408 was recognized during the three months ended March 31, 2007 and 2006, respectively. This includes compensation expense for all stock-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and compensation expense for all stock-based payments granted after January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R).

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

The Company records stock compensation expense over the vesting period, which is generally three years under the Company Plan, or at the grant date for options that vest immediately as provided under the Directors’ Plan. As of March 31, 2007, the Company had approximately $506,000 of unrecognized compensation expense that is expected to be recognized over a weighted average period of approximately 0.7 years. That expectation does not take into account the potential effects of equity awards that may be granted in subsequent periods.

There were 1,391,367 equity awards outstanding at March 31, 2007 with a weighted average remaining life of 3.9 years, a weighted-average exercise price of $2.72 and an aggregate intrinsic value of approximately $1.73 million. There were 1,234,700 fully vested equity awards outstanding at March 31, 2007 with a weighted average remaining life of 3.8 years, a weighted-average exercise price of $2.44 and an aggregate intrinsic value of approximately $1.67 million.

Equity award activity during the three months ended March 31, 2007 is summarized as follows:	Shares to be purchased	Weighted-Average Exercise Price
Equity awards outstanding at beginning of period	1,666,367	$2.45
Granted	—	—
Exercised	(208,333)	0.75
Canceled or expired	(66,667)	2.12
Equity awards outstanding at end of period	1,391,367	$2.72

Equity awards exercisable at end of period	1,234,700	$2.44

9. Commitments and Contingencies

Girbaud Licensing Agreements

The Company has entered into two exclusive license agreements with Latitude to manufacture and market men’s and women’s apparel under the Girbaud brand and certain related trademarks. Both agreements:

•	cover the territory comprising the United States, Puerto Rico and the U.S. Virgin Islands;

•
provide for royalty payments to Latitude, subject to the annual minimum obligations in the amounts of $3.0 million and $1.5 million for men’s and women’s license agreements, respectively, of 6.25% of net sales of regular licensed merchandise and 3.0% of certain irregular and closeout licensed merchandise;

•	have been extended by the Company through the end of 2011; and

•
provide for the expenditure of 3% of net sales in each of 2007, 2008 and 2009, subject to the minimum payment obligations of $700,000 and $600,000 for the men’s and women’s license agreements, respectively, on advertising and related expenses promoting Girbaud brand products for each.

Severance Agreement

In March 2007, Company's Board of Directors authorized the Audit Committee to negotiate the terms of a separation agreement between its former chief executive officer and the Company and the Audit Committee engaged in such negotiations. On April 5, 2007, the former chief executive officer resigned his positions as chief executive officer, as Chairman of the Board of Directors, and as a director of the Company. The Company has accrued severance expense of $613,000 in the first quarter of 2007 as a result of the separation agreement. The Company will pay this amount over the period from October 2007 through April 2008.

As permitted by the former chief executive officer’s employment agreement (dated December 9, 2003 and as amended on October 13, 2004), the 412,700 outstanding stock options previously granted to the former chief executive officer immediately vested upon separation (to the extent not already vested) and he will have until April 5, 2008 to exercise these options. In the first quarter of 2007, the Company also recognized approximately $82,000 of previously unrecognized compensation expense associated with the unvested options.

10. Retirement Plan

The Company sponsors a defined benefit pension plan that covers substantially all employees with more than one year of service. In February 2007, the Company froze the pension plan effective December 31, 2006. Therefore, no additional benefits for service will accrue after that date. The Company did not make any contributions into the pension plan during the first three months of 2007 or 2006. Pension expense and the related components for the three month periods ended March 31, 2007 and 2006 are as follows:

Components of net periodic pension expense:	Three Months Ended March 31,
	2007	2006
Service cost of current period	$—	$22,000
Interest on the above service cost	—	2,000
Interest on the projected benefit obligation	130,000	145,000
Expected return on plan assets	(137,000)	(132,000)
Amortization of loss	112,000	84,000
Amortization of prior service cost	—	11,000
Pension expense	$105,000	$132,000

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

Important Information Regarding Forward-Looking Statements

This Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements, written, oral or otherwise made, include statements regarding the intent, belief or current expectations of the Company and its management, including the Company’s beliefs regarding the prominence of branded, licensed apparel, in general, and the Girbaud brand, in particular, in the Company’s future, the Company’s expectations regarding the renewal of its licenses for men’s and women’s sportswear and jeanswear by Girbaud, and its expectations that substantially all of its net sales will come from sales of Girbaud apparel, the Company’s beliefs regarding the relationship with its employees, the conditions of its facilities, the number of manufacturers capable of supplying the Company with products that meet the Company’s quality standards, the Company’s beliefs regarding its ordering flexibility as a result of transferring most of its production to Asia, the Company’s beliefs regarding the basis on which it competes for business, the Company’s environmental obligations and the Company’s expectations regarding its product offerings. Words such as “believes,” “anticipates,” “expects,” “intends,” “plans,” and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. Forward-looking statements are statements that are subject to a variety of risks and uncertainties, many of which are beyond the Company’s control and could cause actual results to differ materially from those contemplated in such forward-looking statements, including, though not limited to, the following specific risks and uncertainties: (i) changes in the marketplace for the Company’s products, including customer tastes; (ii) the introduction of new products or pricing changes by the Company’s competitors; (iii) changes in the economy—both domestic and international; and (iv) termination of one or more of the Company’s agreements for use of the Girbaud brand name and images used in the manufacture and sale of the Company’s products. Existing and prospective investors are cautioned not to place undue reliance on these aforementioned forward-looking statements, as they apply only to the date hereof. Such forward-looking statements do not purport to be predictions of future events or circumstances, and therefore, there can be no assurance that any forward-looking statement contained herein will prove to be accurate. Furthermore, the Company undertakes no obligation to update or revise the forward-looking statements contained in this Report on Form 10-Q, whether as a result of new information, future events or circumstances or otherwise.

Significant Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying financial statements and related notes. In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. The Company does not believe there is a great likelihood that materially different amounts would be reported related to the accounting policies described below; however, application of these accounting policies involves the exercise of judgment and the use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.

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

Results of Operations

The following table sets forth the percentage relationship to net sales of certain items in the Company's consolidated financial statements for the periods indicated:

	Three Months Ended March 31,
	2007	2006
Net sales	100.0%	100.0%
Cost of sales	65.5	58.0
Gross profit	34.5	42.0
Selling expenses	16.2	12.7
License fees	7.7	6.3
Distribution and shipping expenses	4.2	2.3
General and administrative expenses	16.2	9.5
Severance	4.2	—
Operating income	(14.0)%	11.2%

Executive Overview

The Company offers collections of men’s and women’s jeanswear and sportswear under the Marithé and François Girbaud designer brand (“Girbaud brand” or “Girbaud branded”) in the United States and Puerto Rico. The Girbaud brand is an internationally recognized designer label with a distinct European influence. Sales of Girbaud branded products accounted for all of the Company’s net sales in 2006 and thus far in 2007. The Company reported a net loss of $(2.1) million during the three months ended March 31, 2007 compared to net income of $2.5 million during the comparable period of 2006.

Three Months Ended March 31, 2007 Compared to Three Months March 31, 2006

Net Sales and Gross Profit

Net sales decreased 33.3% to $14.2 million in the first quarter of 2007 from $21.3 million in the same period of 2006. Net sales of the Girbaud men's product line decreased $6.1 million, or 33.1%, to $12.4 million and the Girbaud women's product line decreased $1.0 million, or 34.6%, to $1.8 million.

Gross profit decreased $4.2 million to $4.9 million in the first quarter of 2007 compared to $9.1 million in the same period of 2006. Gross margin, or gross profit as a percentage of net sales, was 34.5% during the first quarter of 2007 compared to 42.6% for the same period of 2006. The decrease in gross margin was attributable to the decrease in sales of goods sold at regular prices.

Gross units sold decreased to 0.8 million units in the first quarter of 2007 compared to 1.1 million units in the same period of 2006. Gross sales (sales before adjustment for returns and allowances) decreased 30.1% to $15.2 million in the first quarter of 2007 compared to $22.0 million in the same period of 2006. The related gross margins on these sales (unadjusted for returns and allowances) decreased $3.8 million to $6.5 million in the first quarter of 2007 from $9.6 million in the same period of 2006. Returns and allowances increased to 7.4% of gross sales in the first quarter of 2007 from 3.2% in the same period of 2006.

The main contributing factors affecting gross sales, gross profit and gross margin were as follows:

•
Sales of goods sold at regular prices (including in-season promotional discounts) - Sales of goods sold at regular prices decreased $7.4 million to $12.3 million in the first quarter of 2007 (from $19.7 million in the same period of 2006). Gross profit margin on these sales (before adjustments for returns and allowances) was 46.6% in the first quarter of 2007 compared to 48.0% in the same period of 2006.

•
Sales of goods sold at off-price liquidations to discount retail stores - Sales of goods sold at off-price liquidations increased $0.7 million to $2.9 million in the first quarter of 2007 (from $2.2 million in the same period of 2006). Gross profit margin on these sales (before adjustments for returns and allowances) was 1.1% in the first quarter of 2007 compared to 6.8% in the same period of 2006.

Operating Expenses.

Operating expenses increased 3.0% to $6.9 million in the first quarter of 2007 from $6.7 million in the same period of 2006. As a percentage of net sales, operating expenses increased to 48.5% in the first quarter of 2007 compared to 31.5% in the same period of 2006 mostly as a result of decreased sales.

Selling expenses decreased to $2.3 million in the first quarter of 2007 compared to $2.7 million in the same period of 2006. Selling department expenses increased slightly $0.7 million in the first quarter of 2007 from $0.6 million in the same period of 2006. Depreciation expense increased to $0.2 million in the first quarter of 2007 compared to $0.1 million in the same period of 2006. This increase was associated with the Company investment in store fixtures and show booths during 2006. Design expenses decreased slightly to $0.7 million in the first quarter of 2007 compared to $0.8 in the same period of 2006. Commission expense decreased to $0.5 million in the first quarter of 2007 compared to $0.8 million in the same period of 2006 as a result of decreased sales. Advertising and promotional related expenses remained relatively unchanged at $0.5 million in the first quarter of 2007 compared to the same period of 2006.

License fees decreased to $1.1 million (representing minimum royalty requirements of the licensing agreements), or 7.7% of net sales, in the first quarter of 2007 compared to $1.4 million, or 6.6% of net sales, in the same period of 2006 as a result of decreased sales.

Distribution and shipping expenses remained unchanged at $0.6 million in the first quarter of 2007 compared to the same period of 2006. General and administrative expenses increased $0.3 million to $2.3 million in the first quarter of 2007 from $2.0 million in the same period of 2006. The increase was mainly attributable to an increase in professional and legal fees and an increase in salaries in the first quarter of 2007.

The Company also recorded an accrual of $0.6 million in the first quarter of 2007 as a result of a severance agreement between the Company and its former chief executive officer who resigned from the Company on April 5, 2007.

Interest Expense, net

Interest expense, net remained relatively unchanged at $0.1 million in the first quarter of 2007 compared to the same period of 2006.

Income Taxes

As of March 31, 2007 and 2006, the Company had net operating loss carry forwards for income tax reporting purposes of approximately $32.1 million and $34.7 million, respectively, which represent deferred tax assets of approximately $12.6 million and $13.6 million, respectively.  These net operating losses begin to expire in 2014.  The Company evaluates these net operating losses and the related valuation allowances both quarterly and annually. Until 2004, the Company maintained a valuation allowance equal to the deferred tax asset, thereby recognizing a net deferred tax asset of zero. Starting in 2004, and continuing through the first three quarters of 2006, the Company recognized a net deferred tax asset based on the Company’s evaluation that it would, at that time, more likely then not generate future taxable income to utilize the NOL for income tax purposes. Therefore, the Company recognized net income tax benefit of $0.3 million for the first three months of 2006.

At December 31, 2006, the Company determined that the more likely than not conditions for recognition of the deferred tax asset were no longer met and the Company recognized a valuation allowance equal to the deferred tax asset as of December 31, 2006 and March 31, 2007 and therefore, did not recognize an income tax benefit for the first quarter of 2007.

Liquidity and Capital Resources

The Company has relied primarily on asset-based borrowings, internally generated funds and trade credit to finance its operations. The Company's capital requirements primarily result from working capital needed to fund inventory and accounts receivable. As of March 31, 2007, the Company had cash and cash equivalents, including temporary investments, of $0.5 million and working capital of $15.2 million compared to $1.5 million and $15.5 million, respectively, as of March 31, 2006.

Cash Flows

Cash provided by operations totaled $3.5 million for the first three months of 2007 compared to $1.3 million for the same period of 2006. Cash used by investing activities was $0.2 million in the first three months of 2007 and was attributable to capital expenditures. Investing activities were negligible during the first three months of 2006. Cash used in financing activities was $3.2 million and $0.7 million for the first three months of 2007 and 2006, respectively.

Accounts receivable decreased $2.7 million from December 31, 2006 to March 31, 2007 compared to an increase of $0.4 million from December 31, 2005 to March 31, 2006. Inventory decreased $3.2 million from December 31, 2006 to March 31, 2007 compared to a decrease of $0.7 million from December 31, 2005 to March 31, 2006. Net payments on the revolving line of credit facility totaled $3.4 million from December 31, 2006 to March 31, 2007 and were zero for the period from December 31, 2005 to March 31, 2006. Principal payments on the subordinated note totaled $0.25 million from December 31, 2005 to March 31, 2006. The Company has not made any payments on the subordinated note during 2007.

Credit Facilities and Subordinated Note

Wachovia Bank, National Association, or Wachovia, has granted a $25 million credit facility to the Company. Borrowings under the credit facility are based on the amount of eligible accounts receivable and eligible inventory outstanding when each loan is made, and may not exceed an aggregate of $25.0 million including outstanding letters of credit which are limited to $8.0 million at any one time. At the Company’s option, the interest rates at which it borrows funds under the credit facility can be tied to an applicable prime rate or the LIBOR rate in effect at the time when each loan is made. At March 31, 2007, a total of $0.4 million of letters of credit were outstanding and there were no outstanding borrowings under the credit facility. The Company must comply with certain covenants expressed as fixed charge coverage ratios and tangible liability to net worth ratios in order to be eligible to borrow funds under the credit facility.

At March 31, 2007, the Company owed approximately $2.7 million to Textile Investment International S.A., or Textile, pursuant to the terms of an amended and restated note in the original principal amount of approximately $6.6 million. The note bears interest at the rate of 8% per annum, and provides for quarterly payments of principal and interest. Textile is an affiliate of Latitude Licensing Corp., the company which granted the licenses under which the Company designs, manufactures and sells its men’s and women’s lines of Girbaud branded apparel. Textile’s rights to receive payments under the note are subordinated to Wachovia’s rights under the Wachovia credit facility. Pursuant to those subordination rights and similar rights that applied to the note that was replaced by the amended and restated note, the Company, at various times in the past, has been required to defer the payments that otherwise would have been due under those notes. Whenever that has occurred, the deferred amount has become due and payable in monthly installments over an ensuing 12 month period.

The Company had principal and interest payments currently due and payable on the Textile Notes totaling $670,000, $240,000 and $420,000 as of December 31, 2006, January 31, 2007 and March 31, 2007, respectively.  The Company assessed its ability to comply with the Credit Facility’s covenants in each month of the first quarter of 2007 and determined that if it were to make these payments, it would not be in compliance with the Credit Facility covenants at the end of February 2007. Therefore, in anticipation of this noncompliance, the Company did not make the scheduled payments when due.  This may constitute a default of the Textile Notes and a cross default of the Credit Facility.  Also, the Company was not in compliance with the Credit Facility’s covenants at the end of March 2007. The Company has asked both Textile and Wachovia to waive these covenants.  Failure to reach an agreement may adversely affect the Company’s ability to finance its operations. At March 31, 2007, all subordinated debt maturities of $2,103,461 are classified as current liabilities. There were no outstanding loan amounts and the Company had approximately $351,000 of outstanding letters of credit under the Credit Facility at March 31, 2007.

The Company extends credit to its customers. Accordingly, the Company may have significant risk in collecting accounts receivable from its customers. The Company has credit policies and procedures which it uses to minimize exposure to credit losses. The Company's collection personnel regularly contact customers with receivable balances outstanding beyond 30 days to expedite collection. If these collection efforts are unsuccessful, the Company may discontinue merchandise shipments until the outstanding balance is paid. Ultimately, the Company may engage an outside collection organization to collect past due accounts. Timely contact with customers has been effective in reducing credit losses. For the three month period ending March 31, 2007 and 2006, the Company’s account receivable write-off’s were $0.1 million each and as a percentage of net sales were 0.9% and 0.5% respectively.

Schedule of contractual obligations as of March 31, 2007
Payments Due By Period	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Revolving line of credit, including outstanding letters of credit	$351,037	$351,037	$—	$—	$—
Long-term debt (*)	2,728,690	2,728,690	—	—	—
Operating leases	3,753,218	468,218	895,101	973,060	1,416,839
Employment agreements	756,250	550,000	206,250	—	—
Severance agreement	613,000	613,000	—	—	—
Girbaud license obligations	21,375,000	4,500,000	9,000,000	7,875,000	—
Girbaud fashion shows	1,425,000	300,000	600,000	525,000	—
Girbaud creative & advertising fees	1,190,000	215,000	520,000	455,000	—
Promotional expense license requirement	5,700,000	1,300,000	2,600,000	1,800,000	—
Total contractual cash obligations	$37,892,195	$11,025,945	$13,821,351	$11,628,060	$1,416,839
(*) Long-term debt includes principal of $2.5 million, accrued interest of $1.2 million and interest to be incurred in future periods of $0.2 million.

The Company believes that current levels of cash and cash equivalents ($0.5 million at March 31, 2007), together with funds available under its credit facilities (approximately $6.9 million at March 31, 2007), will be sufficient to meet its capital requirements for the next 12 months.

Backlog and Seasonality

The Company's business is impacted by the general seasonal trends that are characteristic of the apparel and retail industries. The Company generally receives orders for its products three to five months prior to the time the products are delivered to stores. The Company had unfilled orders of $12.2 million at March 31, 2007 compared to $29.2 million at March 31, 2006. The backlog of orders at any given time is affected by a number of factors, including seasonality, weather conditions, scheduling of manufacturing and shipment of products. Because the time of the shipment of products may vary from year to year, the results for any particular quarter may not be indicative of the results for the comparable quarter of another year or for the full year.

Limited Dependence on Certain Customers

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of trade accounts receivable. The Company's customer base is not concentrated in any specific geographic region, but is concentrated in the retail industry. As of March 31, 2007 the Company had one customer who accounted for 19% of trade accounts receivable. At March 31, 2006 the Company had no one customer who accounted for more than 10% of trade accounts receivable. For the three months ended March 31, 2007 the Company had one customer who accounted for 16.8% of net sales. For the three months ended March 31, 2006 sales to no one customer accounted for more then 10% of net sales.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

There have been no material changes in the quantitative and qualitative disclosures about market risk since December 31, 2006. Information concerning market risk is incorporated by reference to Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” of the Company’s Form 10-K for the fiscal year ended December 31, 2006, filed with the Securities and Exchange Commission on April 2, 2007.

Item 4. Controls and Procedures.

The Company’s management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective so as to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act of 1934 are: (1) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”); and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in the Company’s internal control over financial reporting during the fiscal quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and officers, and persons who beneficially own more than ten percent of our common stock, to file with the SEC an initial report of ownership of our common stock on Form 3 and reports of changes in ownership of our common stock on Form 4 or Form 5, as applicable. We believe that during the first quarter of 2007, all of our executive officers, directors and 10% beneficial owners filed the required reports on a timely basis under Section 16(a). We believe that during fiscal 2006, all of our executive officers, directors and 10% beneficial owners filed the required reports on a timely basis under Section 16(a) with the exception of the following: Olivier Bachellerie, a director, who filed one late Form 4 and one late Form 5; Rene Faltz, a director, who filed one late Form 4 and one late Form 5; Jeff Feinberg, a 10% beneficial owner, who filed one late Form 3 and five late Form 4s; Neal J. Fox, a director, who filed one late Form 4 and one late Form 5; Francois Girbaud, a director, who filed one late Form 4 and one late Form 5; Jon Hechler, a director, who filed one late Form 4 and one late Form 5; John McCoy II, a director, who filed one Form 3 and one late Form 4; Peter Rizzo, our former Chief Executive Officer, who filed one late Form 4; and Robert S. Stec, a director and the Company’s current interim Chief Executive Officer, who filed two late Form 4s and one late Form 5.

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

I.C. Isaacs & Company, Inc
Dated: May 15, 2007	By:	/s/ Robert S. Stec
Robert S. Stec, Chief Executive Officer (Principal Executive Officer)

Dated: May 15, 2007	By:	/s/ Gregg A. Holst
Gregg A. Holst, Chief Financial Officer (Principal Financial Officer)

Exhibit Index

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to Section 1350 of chapter 63 of Title 18 of the United States Code