Form 10-Q
period 2007-06-30
IC ISAACS & CO INC
filed 2007-08-14
CIK 1041179

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________
FORM 10-Q
(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2007

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

As of August 13, 2007, 12,282,618 shares of common stock, par value $.0001 per share, of the Registrant were outstanding.

I. C. ISAACS & COMPANY, INC.

FORM 10-Q

PART I—FINANCIAL INFORMATION
I.C. Isaacs & Company, Inc.
Consolidated Condensed Balance Sheets (Unaudited)

Item 1. Financial Statements.	June 30, 2007	December 31, 2006
Assets
Current assets
Cash, including temporary investments of $59,000 and $77,000	$2,436,756	$524,544
Accounts receivable, less allowance for doubtful accounts of $700,000 and $725,000	6,113,184	13,268,014
Inventories (Note 3)	7,301,371	10,492,169
Prepaid expenses and other	861,650	1,004,170

Total current assets	16,712,961	25,288,897
Property, plant and equipment, at cost, less accumulated depreciation and amortization	3,044,063	3,233,047
Other assets	276,297	287,258
	$20,033,321	$28,809,202
Liabilities And Stockholders’ Equity
Current liabilities
Overdrafts	$—	$7,582
Revolving line of credit (Note 4)	—	3,389,656
Current maturities of long-term debt (Note 4)	2,103,461	2,103,461
Accounts payable	1,270,467	2,831,185
Accrued expenses and other current liabilities (Note 5)	2,809,934	1,806,383

Total current liabilities	6,183,862	10,138,267

Pension liability (Note 10)	1,813,000	1,603,000
Commitments and Contingencies (Note 9)
Stockholders’ Equity (Notes 7 and 8)
Preferred stock: $.0001 par value; 5,000,000 shares authorized, none outstanding	—	—
Common stock: $.0001 par value; 50,000,000 shares authorized, 13,459,327 and 13,250,994 shares issued; 12,282,618 and 12,074,285 shares outstanding	1,346	1,325
Additional paid-in capital	45,756,541	45,302,162
Accumulated deficit	(26,092,557)	(20,606,681)
Accumulated other comprehensive income	(5,306,000)	(5,306,000)
Treasury stock, at cost (1,176,709 shares)	(2,322,871)	(2,322,871)

Total stockholders’ equity	12,036,459	17,067,935

	$20,033,321	$28,809,202

See accompanying notes to consolidated condensed financial statements.

I.C. Isaacs & Company, Inc.
Consolidated Condensed Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net sales	$8,495,835	$24,040,540	$22,689,672	$45,303,657
Cost of sales	5,500,790	14,270,313	14,812,120	26,467,017
Gross profit	2,995,045	9,770,227	7,877,552	18,836,640
Operating expenses
Selling	1,679,353	2,599,173	3,944,845	5,293,435
License fees	1,125,000	1,581,396	2,250,000	2,958,933
Distribution and shipping	478,242	618,409	1,114,304	1,229,825
General and administrative	2,444,086	2,799,687	4,722,524	4,838,140
Severance (Note 9)	599,269	—	1,212,269	—
Total operating expenses	6,325,950	7,598,665	13,243,942	14,320,333
Operating (loss) income	(3,330,905)	2,171,562	(5,366,390)	4,516,307
Other income (expense)
Interest, net of interest income	(53,839)	(98,163)	(124,049)	(179,722)
Other, net	5,707	11	4,563	3,408
Total other expense	(48,132)	(98,152)	(119,486)	(176,314)
(Loss) income before income taxes	(3,379,037)	2,073,410	(5,485,876)	4,339,993
Income tax benefit (Note 6)	—	272,000	—	549,449
Net (loss) income	$(3,379,037)	$2,345,410	$(5,485,876)	$4,889,442

Basic (loss) earnings per share0	$(0.28)	$0.20	$(0.45)	$0.41
Basic weighted average shares outstanding	12,282,618	11,996,485	12,249,053	11,996,485

Diluted (loss) earnings per share	$(0.28)	$0.19	$(0.45)	$0.39
Diluted weighted average shares outstanding	12,282,618	12,664,565	12,249,053	12,665,822

See accompanying notes to consolidated condensed financial statements.

I.C. Isaacs & Company, Inc.
Consolidated Condensed Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2007	2006
Operating Activities
Net (loss) income	$(5,485,876)	$4,889,442
Adjustments to reconcile net income to cash provided by (used in) operating activities
Provision for doubtful accounts	400,955	135,059
Write-off of accounts receivable	(425,955)	(142,059)
Provision for sales returns and discounts	768,908	1,120,420
Sales returns and discounts	(1,049,549)	(1,699,293)
Deferred tax asset	—	(650,000)
Depreciation and amortization	447,905	255,665
Stock-based compensation	454,400	774,408
(Increase) decrease in assets
Accounts receivable	7,460,471	(4,182,962)
Inventories	3,190,798	(5,765,700)
Prepaid expenses and other	142,520	(105,460)
Other assets	(2,269)	4,494
(Decrease) increase in liabilities
Accounts payable	(1,560,718)	1,961,899
Accrued expenses and other current liabilities	1,003,551	(1,993,536)
Pension liability	210,000	221,100

Cash provided by (used in) operating activities	5,555,141	(5,176,523)

Investing Activities
Capital expenditures	(245,691)	(110,203)

Cash used in investing activities	(245,691)	(110,203)

Financing Activities
Net change in overdrafts	(7,582)	(447,001)
Net (payments) borrowings on revolving line of credit	(3,389,656)	6,346,218
Principal payments on long-term debt	—	(1,106,165)

Cash (used in) provided by financing activities	(3,397,238)	4,793,052

Increase (decrease) in cash and cash equivalents	1,912,212	(493,674)
Cash and Cash Equivalents, at beginning of period	524,544	943,422

Cash and Cash Equivalents, at end of period	$2,436,756	$449,748

See accompanying notes to consolidated condensed financial statements.

I.C. Isaacs & Company, Inc.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

1. Basis of Presentation

The accompanying interim consolidated condensed financial statements include the accounts of I.C. Isaacs & Company, Inc. ("ICI"), I.C. Isaacs & Company L.P. (the "Partnership"), Isaacs Design, Inc. ("Design") and I.C. Isaacs Far East Ltd. (collectively, the "Company"). I.C. Isaacs Far East Ltd. did not have any revenue or expenses in 2006 or thus far in 2007. All intercompany balances and transactions have been eliminated.

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

2. Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (the “FASB”) issued FASB Interpretation No. 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, which establishes that the financial statement effects of a tax position taken or expected to be taken in a tax return are to be recognized in the financial statements when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 effective January 1, 2007. The Company’s management analyzed its income tax positions using the criteria required by FIN 48 and has concluded there was no material impact on its financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115. This Statement permits companies and not-for-profit organizations to make a one-time election to carry eligible types of financial assets and liabilities at fair value, even if fair value measurement is not required under GAAP. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted if the decision to adopt the standard is made after the issuance of the Statement but within 120 days after the first day of the fiscal year of adoption, provided no financial statements have yet been issued for any interim period and provided the requirements of SFAS No. 157, Fair Value Measurements, are adopted concurrently with SFAS No. 159. The Company does not believe that it will adopt the provisions of this Statement.

3. Inventories

Inventories consist of the following:	June 30, 2007	December 31, 2006
Work-in-process	$311,383	$1,106,770
Finished goods	6,989,988	9,385,399
	$7,301,371	$10,492,169

4. Long-Term Debt

On December 30, 2004, the Company entered into a three year credit facility (the “Credit Facility”) with Wachovia Bank, National Association (“Wachovia”). The Credit Facility provides that the Company may borrow, using as collateral, up to 85% of eligible accounts receivable and a portion of eligible inventory, both as defined by the Credit Facility. Borrowings under the Credit Facility may not exceed $25.0 million, including outstanding letters of credit which are limited to $8.0 million at any one time. There were approximately $0.4 million of outstanding letters of credit at June 30, 2007. The Credit Facility accords to the Company the right, at its election, to borrow these amounts as either Prime Rate Loans or LIBOR Loans. Prime Rate Loans bear interest at the prime rate plus the applicable margin in effect from time to time. LIBOR Loans, which bear interest at the LIBOR rate plus the applicable margin in effect from time to time, are limited to three in total and must be a minimum of $1,000,000 each and in integral multiples of $500,000 in excess of that amount. The applicable margins, as defined by the Credit Facility, fluctuate from 0.00% to 0.75% for the Prime Loans and 2.00% to 2.75% for the LIBOR Loans. The applicable margins are inversely affected by fluctuations in the amount of “excess availability,” which is the unused portion of the amount available under the Credit Facility which is in staggered increments from less then $2.5 million to greater than $7.5 million. The Credit Facility also requires the Company to comply with certain covenants expressed as fixed charge coverage ratios and tangible liability to net worth ratios. As collateral security for the Company’s obligations under the Credit Facility, the Company granted a first priority security interest in all of its assets to Wachovia. In 2004, the Company paid $79,379 as a facility fee to Wachovia in connection with the consummation of the Credit Facility. That fee was deferred and is being amortized over the life of the Credit Facility.

On May 6, 2002, Textile Investment International S.A. (“Textile”), an affiliate of Latitude Licensing Corp. (“Latitude”), the licensor of the Girbaud Marks to the Company, acquired a note that the Company had issued to a former licensor. On May 21, 2002, Textile exchanged that note for an amended and restated note bearing interest at the rate of 8% per annum (the “Replacement Note”), which

•
subordinated Textile’s rights under the note to the rights of Congress Financial Corporation (“Congress”) which was the provider of the accounts receivable and inventory based credit facility the Company was then using;

•	deferred the original note’s principal payments; and

•	extended the maturity date of the note until 2007.

In connection with the execution of the Credit Facility, the Replacement Note was further amended and restated to subordinate Textile’s rights to the rights of Wachovia under the Credit Facility (the “Amended and Restated Replacement Note” and together with the Replacement Note, the “Textile Notes”). The payments that otherwise would have been due under the Textile Notes during each calendar quarter from December 31, 2002 through March 31, 2005 were deferred pursuant to the subordination provisions of those notes. The non-payment and deferral of those payments did not constitute a default under the provisions of the Textile Notes. The obligations under the Textile Notes have been classified as current or long term based upon the respective original due dates of the quarterly payments specified in the Replacement Note or the Amended and Restated Replacement Note, as the case may be. At June 30, 2007, all subordinated debt maturities of $2,103,461 were classified as current liabilities.

Covenants

The Company had principal and interest payments due on the Textile Notes totaling $670,000, $240,000, $420,000 and $420,000 as of December 31, 2006, January 31, 2007, March 31, 2007 and June 30, 2007, respectively.  The Company assessed its ability to comply with the Credit Facility’s covenants in each month of the first quarter of 2007 and determined that if it were to make these payments, it would not be in compliance with the Credit Facility covenants at the end of February 2007. Therefore, in anticipation of this noncompliance, the Company did not make the scheduled payments when due.  This may constitute a default of the Textile Notes and a cross default of the Credit Facility.  Also, at the end of each month from March 2007 through June 2007, the Company was not in compliance with the Credit Facility’s covenants and remains out of compliance as of the filing of this Form 10-Q.

The Company has asked both Textile and Wachovia to waive these covenants.  Failure to reach an agreement may adversely affect the Company’s ability to finance its operations. At June 30, 2007, all subordinated debt maturities of $2,103,461 were classified as current liabilities. There were no outstanding loan amounts and the Company had approximately $357,000 of outstanding letters of credit under the Credit Facility at June 30, 2007.

5.	Accrued Expenses

Accrued expenses consist of the following:	June 30, 2007	December 31, 2006
Accrued severance (Note 9)	$1,110,059	$—
Accrued interest	617,142	533,004
Accrued professional fees & legal	313,361	190,723
Accrued rent expense	230,569	212,289
Accrued compensation & related withholdings	162,707	189,309
Property taxes	150,091	165,394
Royalties & other licensor obligations (Note 9)	107,510	135,152
Customer credit balances	79,107	98,012
Sales commissions payable	39,388	107,500
Management & selling bonuses	—	175,000
	$2,809,934	$1,806,383

6. Income Taxes

As of June 30, 2007 and 2006, the Company had net operating loss carry forwards for income tax reporting purposes of approximately $36,028,000 and $34,706,000, respectively, which represent deferred tax assets of approximately $14,163,000 and $13,633,000, respectively.  These net operating losses begin to expire in 2014.  The Company evaluates these net operating losses and the related valuation allowances both quarterly and annually. Until 2004, the Company maintained a valuation allowance equal to the deferred tax asset, thereby recognizing a net deferred tax asset of zero. Starting in 2004, and continuing through the first three quarters of 2006, the Company recognized a net deferred tax asset based on the Company’s evaluation that it would generate future taxable income to utilize the NOL for income tax purposes. Therefore, the Company recognized a net income tax benefit of $272,000 and $549,499 for the first three and six months of 2006, respectively.

 At December 31, 2006, the Company determined that the more likely than not conditions for recognition of the deferred tax asset were no longer met and the Company recognized a valuation allowance equal to the deferred tax asset as of December 31, 2006 and June 30, 2007 and therefore, did not recognize an income tax benefit for the first three and six months of 2007.

7. Earnings Per Share

Earnings (loss) per share is based on the weighted average number of shares of common stock and dilutive common stock equivalents outstanding. Basic earnings (loss) per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution of securities that could share in the earnings of an entity. Basic and diluted loss per share are the same for the three and six months ended June 30, 2007 because the impact of dilutive securities would be antidilutive.

The following table presents a reconciliation of the basic and diluted earnings per share with regard to the weighted average shares outstanding for the three and six months ended June 30, 2006:

Three Months Ended June 30, 2006:	Net Income	Shares	Per Share Amount
Basic earnings per share	$2,345,410	11,996,485	$0.20
Effect of dilutive options and warrants		668,080
Diluted earnings per share	$2,345,410	12,664,565	$0.19

Six Months Ended June 30, 2006:	Net Income	Shares	Per Share Amount
Basic earnings per share	$4,889,442	11,996,485	$0.41
Effect of dilutive options and warrants		669,337
Diluted earnings per share	$4,889,442	12,665,822	$0.39

8. Stock Options, Warrants, Restricted Stock and Stock-Based Compensation

Stock options, warrants and restricted stock (collectively “equity awards”)

Under the Company’s Amended and Restated Omnibus Stock Plan (the “Company Plan”), the Company may grant qualified and non-qualified stock options, stock appreciation rights, restricted stock or performance awards, payable in cash or shares of common stock, to selected employees. The Company reserved 2,200,000 shares of common stock for issuance under the Company Plan. Options to purchase 125,000 and 40,000 shares of common stock were granted in the first six months of 2007 and 2006, respectively. During the first six months of 2007, options to purchase 58,333 shares of common stock were terminated. No options to purchase shares of common stock were terminated in the first six months of 2006. No options to purchase shares of common stock were exercised during the first six months of 2007 or 2006. There were outstanding options to purchase 1,258,034 and 1,214,167 shares of common stock under the Company Plan at June 30, 2007 and 2006, respectively. These options have a maximum term of 10 years from the date of grant.

Under the Company’s 2005 Non-Employee Directors’ Stock Option Plan (the “Directors’ Plan”), non-employee directors receive automatic grants of options to purchase common stock in amounts that are specified by such plan. The exercise prices of all options granted under the Directors’ Plan are fixed at 100% of the market price of the common stock on each grant date. The Company has reserved 450,000 shares of common stock for issuance under the Directors’ Plan. Options to purchase 90,000 and 105,000 shares of common stock were granted in the first six months of 2007 and 2006 respectively. No options to purchase shares of common stock were exercised or terminated under the Directors’ Plan in the first six months of 2007 and 2006. There were outstanding options to purchase 315,000 and 225,000 shares of common stock under the Directors’ Plan at June 30, 2007 and 2006, respectively, under this plan, all of which were fully vested at time of issuance. These options have a maximum term of 10 years from the date of grant.

In June 2007, the Company's Board of Directors (the “Board”) approved the I.C. Isaacs & Company, Inc. 2007 Stock Incentive Plan (the “2007 Plan”).  The 2007 Plan allows the Company to grant incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, unrestricted stock and performance shares.  Subject to certain adjustments contained in the 2007 Plan, the total number of shares of common stock of the Company with respect to which awards may be granted pursuant to the 2007 Plan shall not exceed the sum of 600,000 shares.  The 2007 Plan will be administered by the Compensation Committee of the Board or such other committee designated by the Board. In June, 2007, the Company granted 62,500 restricted stock units under the 2007 Plan. Based on each individual restricted stock agreement, these restricted stock units will vest at various times on the grant date in one case and, in the other cases, at the first, second and third anniversary of the grant date. On the third anniversary of each grant date, the Company will issue to each participant the number of shares of the Company’s common stock in which the participant has vested.

Prior to 2003, the Company granted warrants to purchase 500,000 shares of the Company’s common stock for $0.75 per share to Textile. In 2005, Textile assigned these warrants to an unaffiliated entity. In December 2005, this unaffiliated entity exercised its right to purchase 250,000 shares and, in accordance with the net issuance formula contained in the warrants and in lieu of paying $0.75 per share, gave up the right to purchase 43,605 shares and received 206,395 shares in the transaction based upon a closing price of $4.30 per share on the exercise date. In December 2006, this unaffiliated entity notified the Company that it was exercising its right to purchase the remaining 250,000 shares. The exercise was completed in January 2007 at which time, in accordance with the net issuance formula contained in the warrants and in lieu of paying $0.75 per share, the unaffiliated entity gave up the right to purchase 41,667 shares and received 208,333 shares in the transaction based upon a closing price of $4.50 per share on the notification date. There were outstanding warrants to purchase 250,000 shares of common stock at June 30, 2006. No such warrants existed at June 30, 2007.

There were 1,635,534 awards outstanding at June 30, 2007 with a weighted average remaining life of 4.0 years, a weighted average exercise price of $2.37 and an aggregate intrinsic value of approximately $0.6 million. There were 1,363,033 fully vested equity awards outstanding at June 30, 2007 with a weighted average remaining life of 4.1 years, a weighted average exercise price of $2.36 and an aggregate intrinsic value of approximately $0.6 million.

Equity award activity during the six months ended June 30, 2007 is summarized as follows:	Shares to be purchased	Weighted Average Exercise Price
Equity awards outstanding at beginning of period	1,666,367	$2.45
Granted	277,500	0.95
Exercised	(208,333)	0.75
Canceled or expired	(100,000)	3.16
Equity awards outstanding at end of period	1,635,534	$2.37

Equity awards exercisable at end of period	1,363,033	$2.36

Compensation expense associated with equity awards

Under SFAS No. 123(R), Share-Based Payment (revised 2004), compensation expense of $279,000 and $622,000 was recognized during the three months ended June 30, 2007 and 2006, respectively, and $454,400 and $736,015 was recognized during the six months ended June 30, 2007 and 2006, respectively.  This includes compensation expense for all stock-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation, and compensation expense for all stock-based payments granted after January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R).

The Company is using the Black-Scholes option-pricing model to value compensation expense associated with stock option awards granted under the Company Plan and the Directors' Plan. The expected term of stock option awards granted is derived using a simplified method using an average of the vesting term and the contractual term. The risk-free interest rate is based on the U.S. Treasury rates at the date of grant. The forfeiture rate is based on past turnover experience of the Company. Expected volatility is based on the historical volatility of the Company’s stock. For the six months ended June 30, 2007 and 2006 stock option awards granted were valued assuming a risk-free interest rate between 4.5% and 5.0% per annum, volatility between 110% and 120%, zero dividend yield, forfeiture rate of 5% and expected lives ranging from 2.8 to 6.5 years. The weighted average grant date fair value price of stock option awards granted during the six month period ended June 30, 2006 and 2005 was $0.80 and $4.46, respectively. The total fair value of stock option awards granted during the six months ended June 30, 2007 and 2006 was $182,000 and $646,000, respectively.

The Company has valued the compensation expense associated with the restricted stock units awarded under the 2007 Plan at its fair value on the date of the awards. The weighted average grant date fair value of the restricted stock unit awards granted was $1.14 and the total fair value of these awards was $56,300 during the six months ended June 30, 2007.

The Company records stock compensation expense over the vesting period, which is generally three years under both the Company Plan and the 2007 Plan, or at the grant date for options that vest immediately as provided under the Directors’ Plan. As of June 30, 2007, the Company had approximately $448,000 of unrecognized compensation expense that is expected to be recognized over a weighted average period of approximately 1.75 years. That expectation does not take into account the potential effects of equity awards that may be granted in subsequent periods.

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

Separation Agreements

In March 2007, the Audit Committee was authorized by the Board to negotiate the terms of a separation agreement between its former chief executive officer and the Company and the Audit Committee engaged in such negotiations. On April 5, 2007, the former chief executive officer resigned his positions as chief executive officer, Chairman of the Board, and as a director of the Company. The Company accrued severance expense of $613,000 in the first quarter of 2007 as a result of the separation agreement. The Company will pay this amount over the period from October 2007 through April 2008.

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

In the second quarter of 2007, the Company restructured its operations and reduced its overall employee headcount at all levels. The Company has accrued severance expense of approximately $599,000 in the second quarter of 2007 as a result of this organizational restructuring.

10. Retirement Plan

The Company sponsors a defined benefit pension plan that covers substantially all employees with more than one year of service. In February 2007, the Company froze the pension plan effective December 31, 2006. Therefore, no additional benefits for service will accrue after that date. The Company did not make any contributions into the pension plan during the first six months of 2007 or 2006. Pension expense and the related components for the three and six months ended June 30, 2007 and 2006 are as follows:

Components of net periodic pension expense	Three Months Ended June 30,
	2007	2006
Service cost of current period	$—	$17,000
Interest on the above service cost	—	1,000
Interest on the projected benefit obligation	130,500	122,000
Expected return on plan assets	(138,000)	(110,000)
Amortization of loss	112,500	50,000
Amortization of prior service cost	—	9,000
Pension expense	$105,000	$89,000

	Six Months Ended June 30,
	2007	2006
Service cost of current period	$—	$39,000
Interest on the above service cost	—	2,000
Interest on the projected benefit obligation	260,500	267,000
Expected return on plan assets	(275,000)	(242,000)
Amortization of loss	224,500	134,000
Amortization of prior service cost	—	20,000
Pension expense	$210,000	$220,000

During preparation of the Company’s Form 10-Q for the quarter ended June 30, 2007, the Company determined that SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (SFAS 158) was incorrectly applied in connection with disclosing the effect on the Company's 2006 for the year ended December 31, 2006, the year of adoption. The Company inadvertently included the adjustment from the initial application of SFAS 158 totaling $310,000 as other comprehensive income. This disclosure error had no effect on any other amounts reported by the Company including assets, liabilities, stockholders' equity, net income and basic and diluted earnings per share as of and for the year ended December 31, 2006 and has no effect on the Company's 2007 financial statements filed or to be filed.  Any required disclosures related to the 2006 financial statements in future filings will be corrected.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

In this report, the term “ICI” means I.C. Isaacs & Company, Inc., individually. The terms “Partnership,” “Design” and “Far East” mean ICI’s wholly owned subsidiaries, I.C. Isaacs & Company L.P., Isaacs Design, Inc. and I.C. Isaacs (Far East) Limited, respectively, and the term “Company” means ICI, the Partnership, Design and Far East, collectively.

"I.C. Isaacs" is a trademark of the Company. All other trademarks or service marks, including "Girbaud " and "Marithé and François Girbaud" (collectively, "Girbaud"), appearing in this Form 10-Q are the property of their respective owners and are not the property of the Company.

Important Information Regarding Forward-Looking Statements

This Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements, written, oral or otherwise made, include statements regarding the intent, belief or current expectations of the Company and its management, including the Company’s beliefs regarding the prominence of branded, licensed apparel, in general, and the Girbaud brand, in particular, in the Company’s future; the Company’s expectations regarding the renewal of its licenses for men’s and women’s sportswear and jeanswear by Girbaud; and its expectations that substantially all of its net sales will come from sales of Girbaud apparel; the Company’s beliefs regarding the relationship with its employees, the conditions of its facilities, the number of manufacturers capable of supplying the Company with products that meet the Company’s quality standards; the Company’s beliefs regarding its ordering flexibility as a result of transferring most of its production to Asia and regarding the basis on which it competes for business; the Company’s environmental obligations; and the Company’s expectations regarding its product offerings. Words such as “believes,” “anticipates,” “expects,” “intends,” “plans,” and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. Forward-looking statements are statements that are subject to a variety of risks and uncertainties, many of which are beyond the Company’s control and could cause actual results to differ materially from those contemplated in such forward-looking statements, including, though not limited to, the following specific risks and uncertainties: (i) changes in the marketplace for the Company’s products, including customer tastes; (ii) the introduction of new products or pricing changes by the Company’s competitors; (iii) changes in the economy—both domestic and international; and (iv) termination of one or more of the Company’s agreements for use of the Girbaud brand name and images used in the manufacture and sale of the Company’s products. Existing and prospective investors are cautioned not to place undue reliance on these aforementioned forward-looking statements, as they apply only to the date hereof. Such forward-looking statements do not purport to be predictions of future events or circumstances, and therefore, there can be no assurance that any forward-looking statement contained herein will prove to be accurate. Furthermore, the Company undertakes no obligation to update or revise the forward-looking statements contained in this Report on Form 10-Q, whether as a result of new information, future events or circumstances or otherwise.

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

Revenue is recognized upon the transfer of title and risk of ownership to customers, which is generally upon shipment as terms are FOB shipping point. Revenue is recorded net of discounts and provisions for estimated returns and allowances. The Company estimates the provision for returns by reviewing trends and returns on a historical basis. On a seasonal basis, the Company negotiates price adjustments with its retail customers as sales incentives. The Company estimates the cost of such adjustments on an ongoing basis considering historical trends, projected seasonal results and an evaluation of current economic conditions. Allowances for estimated returns are provided by the Company when sales are recorded by reviewing trends and returns on a historical basis. Shipping and handling fees billed to customers are classified in net sales in the consolidated statements of operations. Shipping and handling costs incurred are classified in distribution and shipping in the consolidated statements of operations.

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

The Company uses the Black-Scholes option-pricing model to value compensation expense associated with equity awards (i.e., options and warrants). The expected term of equity awards granted is derived using a simplified method using an average of the vesting term and the contractual term. The risk-free interest rate is based on the U.S. Treasury rates at the date of grant. The forfeiture rate is based on past turnover experience of the Company. Expected volatility is based on the historical volatility of the Company’s stock.

Results of Operations

The following table sets forth the percentage relationship to net sales of certain items in the Company's consolidated financial statements for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	64.7	59.2	65.2	58.5
Gross profit	35.3	40.8	34.8	41.5
Selling expenses	20.0	10.8	17.2	11.7
License fees	12.9	6.6	10.1	6.5
Distribution and shipping expenses	5.9	2.5	4.8	2.7
General and administrative expenses	28.2	11.7	20.7	10.7
Severance	7.1	—	5.3	—
Operating income	(38.8)%	9.2%	(23.3)%	9.9%

Executive Overview

The Company offers collections of men’s and women’s jeanswear and sportswear under the Marithé and François Girbaud designer brand (“Girbaud brand” or “Girbaud branded”) in the United States and Puerto Rico. The Company believes that the Girbaud brand is an internationally recognized designer label with a distinct European influence. Sales of Girbaud branded products accounted for all of the Company’s net sales in 2006 and thus far in 2007.

The nation's retailers, in particular those in the urban segment, are reporting generally disappointing sales results as they have experienced sluggish sales so far this year. In connection with this trend, the Company's overall net sales declined significantly in 2007 and, as a result of this decline, the Company reported a net loss of $(3.1) million and $(5.3) million during the three and six months ended June 30, 2007, respectively, compared to net income of $2.3 million and $4.9 million, respectively, during the comparable periods of 2006.

The Company is focused on the following initiatives, intended to improve the Company’s financial performance:

*
The Company is introducing a new line of fashion apparel for men and women called “Le Jean de Marithe + Francois Girbaud" ("Le Jean"). Le Jean is intended to appeal to a broader customer base than the Company’s existing line. The first full collection for Le Jean will be available for shipment in January 2008.

*
The Company has taken steps to reduce its cost structures and improve the effectiveness of its organization. The steps include headcount reduction through staff terminations, and attrition from 110 at December 31, 2006 to 83 employees at July 31, 2007. These actions will result in annual cost savings of approximately $1.5 million. Additionally, the Company has reorganized its design organization and sales organization to make them more effective.

*	The Company’s building in Baltimore, Maryland has been listed for sale. The building is listed for $1.6 million. If sold, the proceeds will be used to fund the Company’s working capital needs.

Three Months Ended June 30, 2007 Compared to Three Months June 30, 2006

Net Sales and Gross Profit

Net sales decreased 64.6% to $8.5 million in the second quarter of 2007 from $24.0 million in the same period of 2006. Net sales of the Girbaud men's product line decreased $14.0 million, or 65.7%, to $7.3 million and the Girbaud women's product line decreased $1.0 million, or 34.6%, to $1.2 million.

Gross profit decreased $6.8 million to $3.0 million in the second quarter of 2007 compared to $9.8 million in the same period of 2006. Gross margin, or gross profit as a percentage of net sales, was 35.3% during the second quarter of 2007 compared to 40.8% for the same period of 2006. The decrease in gross margin was attributable to the decrease in sales of goods sold at regular prices.

Gross units sold decreased to 0.5 million units in the second quarter of 2007 compared to 1.3 million units in the same period of 2006. Gross sales (sales before adjustment for returns and allowances) decreased 63.0% to $9.4 million in the second quarter of 2007 compared to $25.4 million in the same period of 2006. The related gross margins on these sales (unadjusted for returns and allowances) decreased $7.0 million to $3.9 million in the second quarter of 2007 from $10.9 million in the same period of 2006. Returns and allowances increased to 9.6% of gross sales in the second quarter of 2007 from 5.5% in the same period of 2006.

The main contributing factors affecting gross sales, gross profit and gross margin were as follows:

•
Sales of goods sold at regular prices (including in-season promotional discounts) - Sales of goods sold at regular prices decreased $15.4 million to $7.5 million in the second quarter of 2007 (from $22.9 million in the same period of 2006). Gross profit margin on these sales (before adjustments for returns and allowances) was 51.0% in the second quarter of 2007 compared to 46.6% in the same period of 2006.

•
Sales of goods sold at off-price liquidations to discount retail stores - Sales of goods sold at off-price liquidations decreased $0.6 million to $1.9 million in the second quarter of 2007 (from $2.5 million in the same period of 2006). Gross profit margin on these sales (before adjustments for returns and allowances) was 6.3% in the second quarter of 2007 compared to 9.9% in the same period of 2006.

Operating Expenses

Operating expenses decreased 17.0% to $6.3 million in the second quarter of 2007 from $7.6 million in the same period of 2006. As a percentage of net sales, operating expenses increased to 74.1% in the second quarter of 2007 compared to 31.5% in the same period of 2006 mostly as a result of decreased sales.

Selling expenses decreased to $1.7 million in the second quarter of 2007 compared to $2.6 million in the same period of 2006. Selling department expenses increased slightly to $0.6 million in the second quarter of 2007 from $0.5 million in the same period of 2006. Depreciation expense increased to $0.2 million in the second quarter of 2007 compared to $0.1 million in the same period of 2006. This increase was associated with the Company's investment in store fixtures and trade-show booths during 2006. Design expenses decreased to $0.4 million in the second quarter of 2007 compared to $0.8 in the same period of 2006. This decrease was associated with a decrease in sample expense (a $0.2 million decrease in second quarter of 2007 compared to the same period of 2006) and a $0.2 million decrease in design personnel costs over the same periods. Commission expense decreased to $0.3 million in the second quarter of 2007 compared to $0.9 million in the same period of 2006 as a result of decreased sales. Advertising and promotional related expenses remained relatively unchanged at $0.3 million in the second quarter of 2007 compared to the same period of 2006.

License fees decreased to $1.1 million (representing minimum royalty requirements of the licensing agreements), or 12.9% of net sales, in the second quarter of 2007 compared to $1.6 million, or 6.7% of net sales, in the same period of 2006 as a result of decreased sales.

Distribution and shipping expenses decreased slightly to $0.5 million in the second quarter of 2007 compared to $0.6 million in the same period of 2006. General and administrative expenses decreased $0.4 million to $2.4 million in the second quarter of 2007 from $2.8 million in the same period of 2006. The decrease was mainly attributable to a decrease in stock compensation expense ($0.3 million in the second quarter of 2007 compared to $0.6 million in the same period of 2006), and a decrease in professional fees in the second quarter of 2007 compared to the same period of 2006.

The Company also recorded an accrual of $0.6 million in the second quarter of 2007 as a result of severance agreements provided to certain employees as part of the Company's operational restructuring.

Interest Expense, net

Interest expense, net remained relatively unchanged at $0.1 million in the second quarter of 2007 compared to the same period of 2006.

Income Taxes

As of June 30, 2007 and 2006, the Company had net operating loss carry forwards for income tax reporting purposes of approximately $36.0 million and $34.7 million, respectively, which represent deferred tax assets of approximately $14.2 million and $13.6 million, respectively.  These net operating losses begin to expire in 2014.  The Company evaluates these net operating losses and the related valuation allowances both quarterly and annually. Until 2004, the Company maintained a valuation allowance equal to the deferred tax asset, thereby recognizing a net deferred tax asset of zero. Starting in 2004, and continuing through the first three quarters of 2006, the Company recognized a net deferred tax asset based on the Company’s evaluation that it would, at that time, more likely then not generate future taxable income to utilize the NOL for income tax purposes. Therefore, the Company recognized a net income tax benefit of $0.3 million in the second quarter of 2006.

At December 31, 2006, the Company determined that the more likely than not conditions for recognition of the deferred tax asset were no longer met and the Company recognized a valuation allowance equal to the deferred tax asset as of December 31, 2006 and June 30, 2007 and therefore, did not recognize an income tax benefit for the second quarter of 2007.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

Net Sales and Gross Profit

Net sales decreased 49.9% to $22.7 million in the first half of 2007 from $45.3 million in the same period of 2006. Net sales of the Girbaud men's product line decreased $20.0 million, or 50.4%, to $19.7 million and the Girbaud women's product line decreased $2.6 million, or 46.4%, to $3.0 million.

Gross profit decreased $10.9 million to $7.9 million in the first half of 2007 compared to $18.8 million in the same period of 2006. Gross margin, or gross profit as a percentage of net sales, was 34.8% during the first half of 2007 compared to 41.5% for the same period of 2006. The decrease in gross margin was attributable to the decrease in sales of goods sold at regular prices.

Gross units sold decreased to 1.4 million units in the first half of 2007 compared to 2.4 million units in the same period of 2006. Gross sales (sales before adjustment for returns and allowances) decreased 48.1% to $24.6 million in the first half of 2007 compared to $47.4 million in the same period of 2006. The related gross margins on these sales (unadjusted for returns and allowances) decreased $10.9 million to $9.7 million in the first half of 2007 from $20.6 million in the same period of 2006. Returns and allowances increased to 9.2% of gross sales in the first half of 2007 from 4.4% in the same period of 2006.

The main contributing factors affecting gross sales, gross profit and gross margin were as follows:

•
Sales of goods sold at regular prices (including in-season promotional discounts) - Sales of goods sold at regular prices decreased $22.9 million to $19.8 million in the first half of 2007 (from $42.7 million in the same period of 2006). Gross profit margin on these sales (before adjustments for returns and allowances) was 48.0% in the first half of 2007 compared to 47.3% in the same period of 2006.

•
Sales of goods sold at off-price liquidations to discount retail stores - Sales of goods sold at off-price liquidations increased $0.1 million to $4.8 million in the first half of 2007 (from $4.7 million in the same period of 2006). Gross profit margin on these sales (before adjustments for returns and allowances) was 3.2% in the first half of 2007 compared to 8.5% in the same period of 2006.

Operating Expenses

Operating expenses decreased 7.7% to $13.2 million in the first half of 2007 from $14.3 million in the same period of 2006. As a percentage of net sales, operating expenses increased to 58.1% in the first half of 2007 compared to 31.6% in the same period of 2006 mostly as a result of decreased sales.

Selling expenses decreased to $3.9 million in the first half of 2007 compared to $5.3 million in the same period of 2006. Selling department expenses increased slightly to $1.3 million in the first half of 2007 from $1.2 million in the same period of 2006. Depreciation expense increased to $0.4 million in the first half of 2007 compared to $0.2 million in the same period of 2006. This increase was associated with the Company's investment in store fixtures and trade-show booths during 2006. Design expenses decreased to $1.1 million in the first half of 2007 compared to $1.6 in the same period of 2006. This decrease is associated with a decrease in sample expense (a $0.2 million decrease in the first half of 2007 compared to the same period of 2006) and a $0.3 million decrease in design personnel costs over the same periods. Commission expense decreased to $0.8 million in the first half of 2007 compared to $1.7 million in the same period of 2006 as a result of decreased sales. Advertising and promotional related expenses decreased slightly to $0.7 million in the first half of 2007 compared to $0.8 million in the same period of 2006.

License fees decreased to $2.3 million (representing minimum royalty requirements of the licensing agreements), or 10.1% of net sales, in the first half of 2007 compared to $3.0 million, or 6.5% of net sales, in the same period of 2006 as a result of decreased sales.

Distribution and shipping expenses decreased slightly to $1.1 million in the first half of 2007 compared to $1.2 million in the same period of 2006. General and administrative expenses decreased $0.1 million to $4.7 million in the first half of 2007 from $4.8 million in the same period of 2006. The decrease was mainly attributable to a decrease in stock compensation expense ($0.5 million in the first half of 2007 compared to $0.8 million in the same period of 2006), which was partially offset by an increase in bad debt expense ($0.4 million in the first half of 2007 compared to $0.2 million in the same period of 2006).

The Company also recorded an accrual of $1.2 million in the first half of 2007 as a result of severance agreements provided to certain employees as part of the Company's operational restructuring.

Interest Expense, net

Interest expense, net decreased slightly to $0.1 million in the first half of 2007 compared to $0.2 million in the same period of 2006.

Income Taxes

As of June 30, 2007 and 2006, the Company had net operating loss carry forwards for income tax reporting purposes of approximately $36.0 million and $34.7 million, respectively, which represent deferred tax assets of approximately $14.2 million and $13.6 million, respectively.  These net operating losses begin to expire in 2014. The Company evaluates these net operating losses and the related valuation allowances both quarterly and annually. Until 2004, the Company maintained a valuation allowance equal to the deferred tax asset, thereby recognizing a net deferred tax asset of zero. Starting in 2004, and continuing through the first three quarters of 2006, the Company recognized a net deferred tax asset based on the Company’s evaluation that it would, at that time, more likely then not generate future taxable income to utilize the NOL for income tax purposes. Therefore, the Company recognized net income tax benefit of $0.5 million in the first half of 2006.

At December 31, 2006 the Company determined that the more likely than not conditions for recognition of the deferred tax asset were no longer met and the Company recognized a valuation allowance equal to the deferred tax asset as of December 31, 2006 and June 30, 2007 and therefore, did not recognize an income tax benefit for the first half of 2007.

Liquidity and Capital Resources

The Company has relied primarily on asset-based borrowings, internally generated funds and trade credit to finance its operations. The Company's capital requirements primarily result from working capital needed to fund inventory and accounts receivable. As of June 30, 2007, the Company had cash and cash equivalents, including temporary investments, of $2.4 million and working capital of $10.7 million compared to $0.4 million and $18.3 million, respectively, as of June 30, 2006.

As discussed below, the Company was not in compliance with its credit facility's covenants at the end of each month from March 2007 through June 2007 and remains out of compliance as of the filing of this Form 10-Q. The Company has asked the lender to waive these covenants.  Failure to reach an agreement will adversely affect the Company’s ability to finance its operations.

Cash Flows

Cash provided by operations totaled $5.6 million for the first half of 2007 compared to cash used in operations of $5.2 million for the same period of 2006. Cash used by investing activities was $0.2 million in the first half of 2007 compared to $0.1 million during the same period of 2006. Cash used in financing activities was $3.4 million for the first half of 2007 primarily as a result of payments on the revolving line of credit compared to cash provided by financing activities of $4.8 million for the same period of 2006.

Accounts receivable decreased $7.5 million from December 31, 2006 to June 30, 2007 compared to an increase of $4.2 million from December 31, 2005 to June 30, 2006. Inventory decreased $3.0 million from December 31, 2006 to June 30, 2007 compared to an increase of $5.8 million from December 31, 2005 to June 30, 2006. Net payments on the revolving line of credit facility totaled $3.4 million from December 31, 2006 to June 30, 2007 and net borrowings on the revolving line of credit were $6.3 million for the period from December 31, 2005 to June 30, 2006. Principal payments on the subordinated note totaled $1.1 million from December 31, 2005 to June 30, 2006. The Company has not made any payments on the subordinated note during 2007.

Credit Facilities and Subordinated Note

Wachovia Bank, National Association ("Wachovia"), has granted a $25 million credit facility (the "Credit Facility") to the Company. Borrowings under the Credit Facility are based on the amount of eligible accounts receivable and eligible inventory outstanding when each loan is made, and may not exceed an aggregate of $25.0 million including outstanding letters of credit which are limited to $8.0 million at any one time. At the Company’s option, the interest rates at which it borrows funds under the Credit Facility can be tied to an applicable prime rate or the LIBOR rate in effect at the time when each loan is made. At June 30, 2007, a total of $0.4 million of letters of credit were outstanding and there were no outstanding borrowings under the Credit Facility. The Company must comply with certain covenants expressed as fixed charge coverage ratios and tangible liability to net worth ratios in order to be eligible to borrow funds under the Credit Facility.

At June 30, 2007, the Company owed approximately $2.7 million to Textile Investment International S.A., ("Textile"), pursuant to the terms of an amended and restated note in the original principal amount of approximately $6.6 million (the "Replacement Note"). The Replacement Note bears interest at the rate of 8% per annum, and provides for quarterly payments of principal and interest. Textile is an affiliate of Latitude Licensing Corp., the company which granted the licenses under which the Company designs, manufactures and sells its men’s and women’s lines of Girbaud branded apparel. Textile’s rights to receive payments under the Replacement Note are subordinated to Wachovia’s rights under the Credit Facility. Pursuant to those subordination rights that applied to the Replacement Note, the Company, at various times in the past, has been required to defer the payments that otherwise would have been due under the Replacement Note. Whenever that has occurred, the deferred amount has become due and payable in monthly installments over an ensuing 12 month period.

The Company had principal and interest payments currently due and payable on the Replacement Note totaling $670,000, $240,000, $420,000 and $420,000 as of December 31, 2006, January 31, 2007, March 31, 2007 and June 30, 2007, respectively.  The Company assessed its ability to comply with the Credit Facility’s covenants in each month of the first quarter of 2007 and determined that if it were to make these payments, it would not be in compliance with the Credit Facility covenants at the end of February 2007. Therefore, in anticipation of this noncompliance, the Company did not make the scheduled payments when due.  This may constitute a default of the Replacement Note and a cross default of the Credit Facility.  In addition, the Company was not in compliance with the Credit Facility's covenants at the end of each month from March 2007 through June 2007 and remains out of compliance as of the filing of this Form 10-Q. The Company has asked both Textile and Wachovia to waive these covenants.  Failure to reach an agreement will adversely affect the Company’s ability to finance its operations. At June 30, 2007, all subordinated debt maturities of $2,103,461 were classified as current liabilities. There were no outstanding loan amounts and the Company had approximately $357,000 of outstanding letters of credit under the Credit Facility at June 30, 2007.

Schedule of contractual obligations as of June 30, 2007
Payments Due By Period	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Revolving line of credit, including outstanding letters of credit	$357,227	$357,227	$—	$—	$—
Long-term debt (*)	2,805,103	2,805,103	—	—	—
Operating leases	3,635,461	464,555	900,145	979,092	1,291,669
Employment agreements	1,107,500	845,000	262,500	—	—
Severance agreements	1,110,059	1,110,059	—	—	—
Girbaud license obligations	20,250,000	4,500,000	9,000,000	6,750,000	—
Girbaud fashion shows	1,425,000	375,000	600,000	450,000	—
Girbaud creative & advertising fees	1,183,150	273,150	520,000	390,000	—
Promotional expense license requirement	5,286,567	1,336,567	2,600,000	1,350,000	—
Total contractual cash obligations	$37,160,067	$12,066,661	$13,882,645	$9,919,092	$1,291,669

(*) Long-term debt includes principal of $2.1 million, accrued interest of $0.6 million and interest to be incurred in future periods of $0.1 million.

The Company believes that current levels of cash and cash equivalents ($2.4 million at June 30, 2007), together with funds available under its credit facilities (approximately $4.7 million at June 30, 2007), will be sufficient to meet its capital requirements for the next 12 months.

The Company extends credit to its customers. Accordingly, the Company may have significant risk in collecting accounts receivable from its customers. The Company has credit policies and procedures which it uses to minimize exposure to credit losses. The Company's collection personnel regularly contact customers with receivable balances outstanding beyond 30 days to expedite collection. If these collection efforts are unsuccessful, the Company may discontinue merchandise shipments to that customer until the outstanding balance is paid. Ultimately, the Company may engage an outside collection organization to collect past due accounts. Timely contact with customers has been effective in reducing credit losses. For the six month period ending June 30, 2007 and 2006, the Company’s accounts receivable write-offs were $0.5 million and $0.2 million, respectively.

Backlog and Seasonality

The Company's business is impacted by the general seasonal trends that are characteristic of the apparel and retail industries. The Company generally receives orders for its products three to five months prior to the time the products are delivered to stores. The Company had unfilled orders of $11.8 million at June 30, 2007 compared to $26.9 million at June 30, 2006. The backlog of orders at any given time is affected by a number of factors, including seasonality, weather conditions, scheduled manufacturing and shipment of products. Because the time of product shipment may vary from year to year, the results for any particular quarter may not be indicative of the results for the comparable quarter of another year or for the full year.

Limited Dependence on Certain Customers

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of trade accounts receivable. The Company's customer base is not concentrated in any specific geographic region, but is concentrated in the retail industry. The Company had one customer who accounted for approximately 12% and 11% of trade accounts receivable as of June 30, 2007 and 2006, respectively. For the three months and six months ended June 30, 2007, the Company had one customer who accounted for approximately 11% and 15% of net sales, respectively. For the three months and six months ended June 30, 2006 sales to no one customer accounted for more then 10% of net sales.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

There have been no material changes in the quantitative and qualitative disclosures about market risk since December 31, 2006. Information concerning market risk is incorporated by reference to Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” of the Company’s Form 10-K for the fiscal year ended December 31, 2006, filed with the Securities and Exchange Commission
(the "SEC") on April 2, 2007.

Item 4. Controls and Procedures.

The Company’s management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective so as to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act are: (1) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC; and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in the Company’s internal control over financial reporting during the fiscal quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.

The Company held its 2007 Annual Meeting of Stockholders on May 30, 2007, at which stockholders voted (i) on the election of seven directors to hold office until the 2008 Annual Meeting of Stockholders and (ii) on the ratification of the appointment of BDO Seidman, LLP as the Company’s independent registered public accounting firm for the year ended December 31, 2007.

The Inspector of Elections and Balloting tabulated the ballots as follows:

Proposal 1: Election of Directors

Total number of shares that voted:  12,017,174

	Number of Votes FOR	Number of Votes WITHHELD

Olivier Bachellerie	10,966,988	1,050,186

René Faltz	10,361,392	1,655,782

Neal J. Fox	10,966,988	1,050,186

François Girbaud	10,361,392	1,655,782

Jon Hechler	10,966,988	1,050,186

John McCoy II	10,966,988	1,050,186

Robert Stephen Stec	10,780,618	1,236,556

Total Voting Power	75,371,354	8,748,864

Proposal 2:	Ratification of Appointment of Independent Registered Public Accounting Firm

Total number of shares that voted for:  10,992,972

Total number of shares that voted against: 1,023,702

Total number of shares that abstained: 500

Based upon the report of the Inspector of Elections and Balloting, (i) Messrs. Olivier Bachellerie, René Faltz, Neal J. Fox, François Girbaud, Jon Hechler, John McCoy II and Robert Stephen Stec were elected as directors of the Company until the 2008 Annual Meeting of Stockholders and until their successors are elected and qualified and (ii) the appointment of BDO Seidman, LLP as the Company’s independent registered public accounting firm for the year ended December 31, 2007 was ratified.

Item 6. Exhibits.

Exhibit Number

Exhibit Number	Exhibit Description
3.1	Amended and Restated By-laws (previously filed as Exhibit 3.02 to the Company’s S-1 Registration Statement, filed with the SEC on October 3, 1997 and incorporated herein by reference)
3.2
Amendment to the Amended and Restated By-laws of I.C. Isaacs & Company, Inc. (previously filed as Exhibit 3.1 to the Company’s Form 8-K, filed with the SEC on April 24, 2007 and incorporated herein by reference)

10.1*	Amendment to I.C. Isaacs & Company, Inc.’s Pension Plan, dated and effective as of February 28, 2007
10.2*	Separation Agreement and General Release, dated April 5, 2007, by and between Peter J. Rizzo and I.C. Isaacs & Co., Inc.
10.3
Employment Agreement, dated April 19, 2007 and effective as of April 5, 2007, between I.C. Isaacs & Company, Inc. and Robert S. Stec (previously filed as a Exhibit 10.1 to the Company’s Form 8-K, filed with the SEC on April 25, 2007 and incorporated herein by reference)

10.4*	Nonstatutory Stock Option Grant Agreement, dated May 1, 2007, by and between I.C. Isaacs & Company, Inc. and Gregg A. Holst
10.5*	Nonstatutory Stock Option Grant Agreement, dated May 3, 2007, by and between I.C. Isaacs & Company, Inc. and Gregg A. Holst
10.6*	Separation Agreement and General Release, dated May 11, 2007, by and between Jesse de la Rama and I.C. Isaacs & Co., Inc.
10.7
I.C. Isaacs & Company, Inc. 2007 Stock Incentive Plan, adopted June 14, 2007 (previously filed as a Exhibit 10.1 to the Company’s Form 8-K, filed with the SEC on June 18, 2007 and incorporated herein by reference)

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

I.C. Isaacs & Company, Inc
Dated: August 14, 2007	By:	/s/ Robert S. Stec
Robert S. Stec, Chief Executive Officer (Principal Executive Officer)

Dated: August 14, 2007	By:	/s/ Gregg A. Holst
Gregg A. Holst, Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit Number	Exhibit Description
3.1	Amended and Restated By-laws (previously filed as Exhibit 3.02 to the Company’s S-1 Registration Statement, filed with the SEC on October 3, 1997 and incorporated herein by reference)
3.2
Amendment to the Amended and Restated By-laws of I.C. Isaacs & Company, Inc. (previously filed as Exhibit 3.1 to the Company’s Form 8-K, filed with the SEC on April 24, 2007 and incorporated herein by reference)

10.1*	Amendment to I.C. Isaacs & Company, Inc.’s Pension Plan, dated and effective as of February 28, 2007
10.2*	Separation Agreement and General Release, dated April 5, 2007, by and between Peter J. Rizzo and I.C. Isaacs & Co., Inc.
10.3
Employment Agreement, dated April 19, 2007 and effective as of April 5, 2007, between I.C. Isaacs & Company, Inc. and Robert S. Stec (previously filed as a Exhibit 10.1 to the Company’s Form 8-K, filed with the SEC on April 25, 2007 and incorporated herein by reference)

10.4*	Nonstatutory Stock Option Grant Agreement, dated May 1, 2007, by and between I.C. Isaacs & Company, Inc. and Gregg A. Holst
10.5*	Nonstatutory Stock Option Grant Agreement, dated May 3, 2007, by and between I.C. Isaacs & Company, Inc. and Gregg A. Holst
10.6*	Separation Agreement and General Release, dated May 11, 2007, by and between Jesse de la Rama and I.C. Isaacs & Co., Inc.
10.7
I.C. Isaacs & Company, Inc. 2007 Stock Incentive Plan, adopted June 14, 2007 (previously filed as a Exhibit 10.1 to the Company’s Form 8-K, filed with the SEC on June 18, 2007 and incorporated herein by reference)

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith.