Form 10-Q
period 2007-09-30
IC ISAACS & CO INC
filed 2007-11-14
CIK 1041179

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2007

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

(646) 459-2600
(Registrant’s telephone number, including area code)

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

Large accelerated filer ☐                                                                Accelerated filer ☐                                           Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).☐ Yes  ☒ No

As of November 14, 2007, 12,563,418 shares of common stock, par value $.0001 per share, of the registrant were outstanding.

I. C. ISAACS & COMPANY, INC.

FORM 10-Q

PART I—FINANCIAL INFORMATION
I.C. Isaacs & Company, Inc.
Consolidated Condensed Balance Sheets (Unaudited)

Item 1. Financial Statements.	September 30, 2007	December 31, 2006
Assets
Current assets
Cash and cash equivalents	$1,101,672	$524,544
Accounts receivable, less allowance for doubtful accounts of $871,000 and $725,000	6,639,245	13,268,014
Inventories (Note 3)	5,356,927	10,492,169
Prepaid expenses and other	598,602	1,004,170

Total current assets	13,696,446	25,288,897
Property, plant and equipment, at cost, less accumulated depreciation and amortization	2,091,000	3,233,047
Other assets	270,780	287,258
	$16,058,226	$28,809,202
Liabilities And Stockholders’ Equity
Current liabilities
Bank overdraft	$227,584	$7,582
Revolving line of credit (Note 4)	—	3,389,656
Note payable (Note 4)	2,103,461	2,103,461
Accounts payable	1,424,426	2,831,185
Accrued expenses and other current liabilities (Note 5)	3,492,444	1,806,383

Total current liabilities	7,247,915	10,138,267

Pension liability (Note 10)	1,703,000	1,603,000
Commitments and contingencies (Note 9)

Stockholders’ Equity (Notes 7 and 8)
Preferred stock: $.0001 par value; 5,000,000 shares authorized, none outstanding	—	—
Common stock: $.0001 par value; 50,000,000 shares authorized, 13,740,127 and 13,250,994 shares issued; 12,563,418 and 12,074,285 shares outstanding	1,374	1,325
Additional paid-in capital	46,046,513	45,302,162
Accumulated deficit	(31,311,705)	(20,606,681)
Accumulated other comprehensive income	(5,306,000)	(5,306,000)
Treasury stock, at cost (1,176,709 shares)	(2,322,871)	(2,322,871)

Total stockholders’ equity	7,107,311	17,067,935

	$16,058,226	$28,809,202

See accompanying notes to consolidated condensed financial statements.

I.C. Isaacs & Company, Inc.
Consolidated Condensed Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net sales	$9,142,571	$21,276,299	$31,832,243	$66,579,956
Cost of sales	7,279,363	12,511,832	22,091,483	38,978,849
Gross profit	1,863,208	8,764,467	9,740,760	27,601,107
Operating expenses
Selling	2,428,495	2,833,868	6,373,340	8,127,303
License fees	1,125,000	1,319,913	3,375,000	4,278,846
Distribution and shipping	451,470	612,822	1,565,774	1,842,647
General and administrative	2,229,530	1,967,872	6,952,054	6,806,012
Severance (Note 9)	67,050	—	1,279,319	—
Impairment of assets (Note 11)	756,040	—	756,040	—
Gain on sale of trademark (Note 12)	(100,000)	—	(100,000)	—
Total operating expenses	6,957,585	6,734,475	20,201,527	21,054,808
Operating (loss) income	(5,094,377)	2,029,992	(10,460,767)	6,546,299
Other (expense) income
Interest, net of interest income	(37,282)	(250,170)	(161,331)	(429,892)
Other, net	(10,492)	63	(5,929)	3,471
Total other expense	(47,774)	(250,107)	(167,260)	(426,421)
(Loss) income before income taxes	(5,142,151)	1,779,885	(10,628,027)	6,119,878
Income tax (expense) benefit (Note 6)	(76,997)	320,000	(76,997)	869,449
Net (loss) income	$(5,219,148)	$2,099,885	$(10,705,024)	$6,989,327

Basic (loss) earnings per share	$(0.42)	$0.17	$(0.87)	$0.58
Basic weighted average shares outstanding	12,328,401	12,018,662	12,275,153	12,001,953

Diluted (loss) earnings per share	$(0.42)	$0.17	$(0.87)	$0.55
Diluted weighted average shares outstanding	12,328,401	12,711,747	12,275,153	12,706,374

See accompanying notes to consolidated condensed financial statements.

I.C. Isaacs & Company, Inc.
Consolidated Condensed Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2007	2006
Operating Activities
Net (loss) income	$(10,705,024)	$6,989,327
Adjustments to reconcile net income to cash provided by (used in) operating activities
Provision for doubtful accounts	146,000	(28,000)
Change in provision for sales returns and discounts	(7,746)	(425,473)
Inventory obsolescence reserve	400,000	40,000
Deferred tax asset	—	(991,000)
Depreciation and amortization	663,523	417,566
Stock-based compensation	529,400	909,408
Net loss on sale and impairment of assets	656,040	—
(Increase) decrease in assets
Accounts receivable	6,490,515	(2,261,682)
Inventories	4,735,242	(7,855,385)
Prepaid expenses and other	405,568	(105,019)
Other assets	(3,367)	23,413
(Decrease) increase in liabilities
Accounts payable	(1,406,759)	(666,321)
Accrued expenses and other current liabilities	1,686,061	(2,045,798)
Pension liability	315,000	310,200

Cash provided by (used in) operating activities	3,904,453	(5,688,764)

Investing Activities
Capital expenditures	(257,671)	(823,908)
Proceeds from sale of assets	100,000	—

Cash used in investing activities	(157,671)	(823,908)

Financing Activities
Net change in bank overdrafts	220,002	(180,601)
Net (payments) borrowings on revolving line of credit	(3,389,656)	8,317,373
Principal payments on long-term debt	—	(2,146,690)
Issuance of common stock	—	62,510

Cash (used in) provided by financing activities	(3,169,654)	6,052,592

Increase (decrease) in cash and cash equivalents	577,128	(460,080)
Cash and cash equivalents, at beginning of period	524,544	943,422

Cash and cash equivalents, at end of period	$1,101,672	$483,342

See accompanying notes to consolidated condensed financial statements.

I.C. Isaacs & Company, Inc.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

1.  Basis of Presentation

The accompanying interim consolidated condensed financial statements include the accounts of I.C. Isaacs & Company, Inc. (“ICI”), I.C. Isaacs & Company L.P. (the “Partnership”), Isaacs Design, Inc. (“Design”) and I.C. Isaacs Far East Ltd. (collectively, the “Company”). I.C. Isaacs Far East Ltd. did not have any revenue or expenses in 2006 or thus far in 2007.  All intercompany balances and transactions have been eliminated.

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

2.  Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (the “FASB”) issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, which establishes that the financial statement effects of a tax position taken or expected to be taken in a tax return are to be recognized in the financial statements when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 effective January 1, 2007.  The Company’s management analyzed its income tax positions using the criteria required by FIN 48 and has concluded there was no material impact on its financial statements.

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

3. Inventories

Inventories consist of the following:	September 30, 2007	December 31, 2006
Work-in-process	$559,309	$1,106,770
Finished goods	4,797,618	9,385,399
Total inventories	$5,356,927	$10,492,169

4. Credit Facilities

On November 13, 2007, the Company entered into a Second Amendment to the Credit Facility (the “Second Amendment Credit Facility”, and the underlying three-year credit facility, the “Credit Facility”) with Wachovia Bank, National Association (“Wachovia”).  In summary the Second Amendment Credit Facility does the following:

•	waives all existing defaults from March 2007 through September 2007;

•	extends the termination date from December 28, 2007 to December 31, 2011;

•
offers two borrowing options from which the Company can choose.  One option offers, using as collateral, up to 85% of eligible accounts receivable minus reserves (both as defined by the Credit Facility), as designated by Wachovia.  The other option offers, using as collateral, up to 85% of eligible accounts receivable and a portion of eligible inventory (not to exceed $8.0 million) minus reserves as designated by Wachovia.  The Company must maintain excess availability of $2.0 million ($1.5 million if certain ratios are met) under this second option;

•	adjusts the applicable margin to fluctuate from (0.25%) to 0.25% for Prime Rate loans and 2.00% to 2.50% for LIBOR loans;

•	eliminates the financial covenants, such as fixed charge coverage ratios and tangible liability to net worth ratios, that were required by the Credit Facility;

•	reduces the amount of capital expenditures the Company can incur for fiscal years 2007 and 2008 from $2.0 million to $0.4 million in the aggregate; and

•
requires an early termination fee of (i) 1.5% of the revolver commitment if the termination occurs on or before November 13, 2008 and (ii) 0.75% of the Revolver Commitment if the termination occurs after November 13, 2008 but on or before November 13, 2009.

As collateral security for the Company’s obligations under the Credit Facility, the Company granted a first priority security interest in all of its assets to Wachovia.

On May 6, 2002, Textile Investment International S.A. (“Textile”), an affiliate of Latitude Licensing Corp. (“Latitude”), the licensor of the Girbaud Marks to the Company, acquired a note that the Company had issued to a former licensor.  On May 21, 2002, Textile exchanged that note for an amended and restated note (the “Replacement Note”) bearing interest at the rate of 8% per annum.

In connection with the execution of the Credit Facility, the Replacement Note was further amended and restated to subordinate Textile’s rights to the rights of Wachovia under the Credit Facility (the “Amended and Restated Replacement Note” and together with the Replacement Note, the “Textile Notes”).   At September 30, 2007, all subordinated debt maturities of $2,103,461 were classified as current liabilities.

In connection with the execution of the Credit Facility Second Amendment on November 13, 2007, the Company, Textile and Wachovia amended the Intercreditor and Subordination Agreement (the “Intercreditor and Subordination Agreement Amendment”) whereby, on and after July 31, 2008, the Company may make regularly scheduled payments of principal that, for the purposes hereof, shall include deferred note payments, with respect to the Replacement Note and interest thereon on an unaccelerated basis, in accordance with the terms of the Intercreditor and Subordination Agreement Amendment provided that the Company is in compliance with the covenants of the Credit Facility Second Amendment.

5. Accrued Expenses

Accrued expenses consist of the following:	September 30, 2007	December 31, 2006
Accrued severance (Note 9)	$866,898	$—
Accrued interest	659,211	533,004
Customer allowances	625,000	—
Royalties & other licensor obligations (Note 9)	321,049	135,152
Accrued professional fees & legal	252,046	190,723
Straight-line rent accrual	239,709	212,289
Customer credit balances	154,367	98,012
Accrued taxes	128,279	165,394
Accrued compensation & related withholdings	113,095	189,309
Sales commissions payable	73,790	107,500
Management & selling bonuses	—	175,000
Other	59,000	—
Total accrued expenses	$3,492,444	$1,806,383

6. Income Taxes

As of September 30, 2007 and 2006, the Company had net operating loss carry forwards for income tax reporting purposes of approximately $41,332,000 and $34,706,000, respectively, which represent deferred tax assets of approximately $20,972,000 and $13,633,000, respectively.  These net operating losses begin to expire in 2014.  The Company evaluates these net operating losses and the related valuation allowances both quarterly and annually.  Until 2004, the Company maintained a valuation allowance equal to the deferred tax asset, thereby recognizing a net deferred tax asset of zero.  Starting in 2004, and continuing through the first three quarters of 2006, the Company recognized a net deferred tax asset based on the Company’s evaluation that it would generate future taxable income to utilize the NOL for income tax purposes.  The estimated income tax benefit was approximately $341,000 and $991,000 (before the alternative minimum tax expense of $21,000 and $121,500 for the three and nine months ended September 30, 2006, respectively.

     At December 31, 2006, the Company determined that the more likely than not conditions for recognition of the deferred tax asset were no longer met and the Company recognized a valuation allowance equal to the deferred tax asset as of December 31, 2006 and September 30, 2007 and therefore, did not recognize an income tax benefit for the three and nine months ended September 30, 2007.

7. Earnings (Loss) Per Share

Earnings (loss) per share is based on the weighted average number of shares of common stock and dilutive common stock equivalents outstanding. Basic earnings (loss) per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period.   Diluted earnings (loss) per share reflects the potential dilution of securities that could share in the earnings of an entity.  If the outstanding options and restricted stock were included in the dilutive earnings (loss) per share, the result would be anti-dilutive.  Accordingly, basic and diluted net loss attributable to common stock per share are identical for the three and nine months ended September 30, 2007.  If included, the dilutive number of shares of common stock issuable in connection with stock options and restricted stock would total 241,264 and 287,790, respectively,  in the three and nine months ending September 30, 2007.

The following table presents a reconciliation of the basic and diluted earnings per share with regard to the weighted average shares outstanding for the three and nine months ended September 30, 2006:

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

8. Stock Options, Warrants, Restricted Stock and Stock-Based Compensation

Stock options, warrants and restricted stock (collectively, the “equity awards”)

    Under the Company’s Amended and Restated Omnibus Stock Plan (the “Company Plan”), the Company may grant qualified and non-qualified stock options, stock appreciation rights, restricted stock or performance awards, payable in cash or shares of common stock, to selected employees. The Company reserved 2,200,000 shares of common stock for issuance under the Company Plan.  Options to purchase 125,000 and 60,000 shares of common stock were granted in the first nine months of 2007 and 2006, respectively.  During the first nine months of 2007, options to purchase 58,333 shares of common stock were terminated.  No options to purchase shares of common stock were terminated in the first nine months of 2006.  No options to purchase shares of common stock were exercised during the first nine months of 2007.  During the first nine months of 2006, options to purchase 65,800 shares of common stock were exercised, and the Company was paid $62,510 in connection therewith.  There were outstanding options to purchase 1,258,034 and 1,168,367 shares of common stock under the Company Plan at September 30, 2007 and 2006, respectively.  These options have a maximum term of 10 years from the date of grant.

Under the Company’s 2005 Non-Employee Directors’ Stock Option Plan (the “Directors’ Plan”), non-employee directors receive automatic grants of options to purchase common stock in amounts that are specified by such plan.  The exercise prices of all options granted under the Directors’ Plan are fixed at 100% of the market price of the common stock on each grant date.   The Company has reserved 450,000 shares of common stock for issuance under the Directors’ Plan.  Options to purchase 90,000 and 105,000 shares of common stock were granted in the first nine months of 2007 and 2006, respectively.   No options to purchase shares of common stock were exercised or terminated under the Directors’ Plan in the first nine months of 2007 and 2006.  There were outstanding options to purchase 315,000 and 225,000 shares of common stock under the Directors’ Plan at September 30, 2007 and 2006, respectively, all of which were fully vested at time of issuance. These options have a maximum term of 10 years from the date of grant.

    In June 2007, the Company’s Board of Directors (the “Board”) approved the I.C. Isaacs & Company, Inc. 2007 Stock Incentive Plan (the “2007 Plan”).  The 2007 Plan allows the Company to grant incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, unrestricted stock and performance shares.  Subject to certain adjustments contained in the 2007 Plan, the total number of shares of common stock of the Company with respect to which awards may be granted pursuant to the 2007 Plan shall not exceed the sum of 600,000 shares.  The 2007 Plan will be administered by the Compensation Committee of the Board or such other committee designated by the Board.  In the first nine months of 2007, the Company granted 130,000 restricted stock units under the 2007 Plan.  Based on each individual restricted stock agreement, these restricted stock units will vest at various times on the grant date in one case and, in the other cases, at the first, second and third anniversary of the grant date.  On the third anniversary of each grant date, the Company will issue to each participant the number of shares of the Company’s common stock in which the participant has vested.

Prior to 2003, the Company granted warrants to purchase 500,000 shares of the Company’s common stock for $0.75 per share to Textile.  In 2005, Textile assigned these warrants to an unaffiliated entity. In December 2005, this unaffiliated entity exercised its right to purchase 250,000 shares and, in accordance with the net issuance formula contained in the warrants and in lieu of paying $0.75 per share, gave up the right to purchase 43,605 shares and received 206,395 shares in the transaction based upon a closing price of $4.30 per share on the exercise date.  In December 2006, this unaffiliated entity notified the Company that it was exercising its right to purchase the remaining 250,000 shares.  The exercise was completed in January 2007 at which time, in accordance with the net issuance formula contained in the warrants and in lieu of paying $0.75 per share, the unaffiliated entity gave up the right to purchase 41,667 shares and received 208,333 shares in the transaction based upon a closing price of $4.50 per share on the notification date.  There were outstanding warrants to purchase 250,000 shares of common stock at September 30, 2006.  No such warrants existed at September 30, 2007.

There were 1,698,034 awards outstanding at September 30, 2007 with a weighted average remaining life of 3.7 years, a weighted average exercise price of $2.28 and an aggregate intrinsic value of approximately $0.5 million.  There were 1,366,367 fully vested equity awards outstanding at September 30, 2007 with a weighted average remaining life of 3.8 years, a weighted average exercise price of $2.37 and an aggregate intrinsic value of approximately $0.4 million.

Equity award activity during the nine months ended September 30, 2007 is summarized as follows:	Shares To Be Purchased	Weighted Average Exercise Price
Equity awards outstanding at beginning of period	1,666,367	$2.45
Granted	345,000	0.76
Exercised	(208,333)	0.75
Canceled or expired	(100,000)	3.16
Equity awards outstanding at end of period	1,703,034	$2.27

Equity awards exercisable at end of period	1,366,367	$2.37

Compensation expense associated with equity awards

    Under SFAS No. 123(R), Share-Based Payment (revised 2004), compensation expense of $75,000 and $135,000 was recognized during the three months ended September 30, 2007 and 2006, respectively, and $529,400 and $909,400 was recognized during the nine months ended September 30, 2007 and 2006, respectively.  This includes compensation expense for all stock-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation, and compensation expense for all stock-based payments granted after January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R).

The Company is using the Black-Scholes option-pricing model to value compensation expense associated with stock option awards granted under the Company Plan and the Directors' Plan.  The expected term of stock option awards granted is derived using a simplified method using an average of the vesting term and the contractual term.  The risk-free interest rate is based on the U.S. Treasury rates at the date of grant. The forfeiture rate is based on past turnover experience of the Company.  Expected volatility is based on the historical volatility of the Company’s stock.  For the nine months ended September 30, 2007 and 2006, stock option awards granted were valued assuming a risk-free interest rate between 4.5% and 5.0% per annum, volatility between 110% and 120%, zero dividend yield forfeiture rate of 10% and expected lives ranging from 2.8 to 6.5 years. The weighted average grant date fair value price of stock option awards granted during the nine month period ended September 30, 2007 and 2006 was $0.80 and $4.43, respectively.  The total fair value of stock option awards granted during the nine months ended September 30, 2007 and 2006 was $171,000 and $1,064,000, respectively.

The Company has valued the compensation expense associated with the restricted stock units awarded under the 2007 Plan at its fair value on the date of the awards.  The weighted average grant date fair value of the restricted stock unit awards granted was $1.12, and the total fair value of these awards was $145,700 during the nine months ended September 30, 2007.

The Company records stock compensation expense over the vesting period, which is generally three years under both the Company Plan and the 2007 Plan, or at the grant date for options that vest immediately as provided under the Directors’ Plan.  As of September 30, 2007, the Company had approximately $443,000 of unrecognized compensation expense that is expected to be recognized over a weighted average period of approximately 1.73 years.  That expectation does not take into account the potential effects of equity awards that may be granted in subsequent periods.

9. Commitments and Contingencies

Girbaud Licensing Agreements

The Company has entered into two exclusive license agreements with Latitude to manufacture and market men’s and women’s apparel under the Girbaud brand and certain related trademarks.  On November 8, 2007, these agreements were amended to extend the term through December 31, 2014.  Both agreements, as amended:

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

•
provide for the expenditure of 3% of net sales in each of 2007, 2008 and 2009, subject to the minimum payment obligations of $700,000 and $600,000 for the men’s and women’s license agreements, respectively, on advertising and related expenses promoting Girbaud brand products for each.  Latitude has indicated that it intends to waive this requirement for the years 2007 and 2008.

Separation Agreements

In March 2007, the Audit Committee was authorized by the Board to negotiate the terms of a separation agreement between its former chief executive officer and the Company and the Audit Committee engaged in such negotiations.   On April 5, 2007, the former chief executive officer resigned his positions as chief executive officer and Chairman of the Board, and as a director of the Company.  The Company accrued severance expense of $613,000, as a result of the separation agreement.  The Company will pay this amount over the period from October 2007 through April 2008.

As permitted by his employment agreement (dated December 9, 2003 and as amended on October 13, 2004), the 412,700 outstanding stock options previously granted to the former chief executive officer immediately vested upon separation (to the extent not already vested); he has until August 5, 2008 to exercise these options.  In the first quarter of 2007, the Company recognized approximately $82,000 of previously unrecognized compensation expense associated with the unvested options.

    In the first nine months of 2007, the Company restructured its operations and reduced its overall employee headcount at all levels.  The Company has accrued severance expense of approximately $1.3 million in the first nine months of 2007 as a result of this organizational restructuring and resignation of the former Chief Executive Officer.

10. Retirement Plan

    The Company sponsors a defined benefit pension plan that covers substantially all employees with more than one year of service.  In February 2007, the Company froze the pension plan effective December 31, 2006.  Therefore, no additional benefits for service will accrue after that date.   The Company did not make any contributions into the pension plan during the first nine months of 2006.  In September 2007, the Company made a voluntary contribution to the pension plan, which consisted of 280,800 restricted shares of the Company’s common stock, valued at $215,000.

Pension expense and the related components for the three and nine months ended September 30, 2007 and 2006 were as follows:

Components of net periodic pension expense	Three Months Ended September 30,
	2007	2006
Service cost of current period	$—	$25,700
Interest on the above service cost	—	1,900
Interest on the projected benefit obligation	130,300	96,300
Expected return on plan assets	(137,500)	(152,800)
Amortization of loss	112,300	118,000
Amortization of prior service cost	—	—
Pension expense	$105,100	$89,100

	Nine Months Ended September 30,
	2007	2006
Service cost of current period	$—	$64,700
Interest on the above service cost	—	5,000
Interest on the projected benefit obligation	260,500	383,300
Expected return on plan assets	(275,000)	(394,800)
Amortization of loss	224,500	252,000
Amortization of prior service cost	—	—
Pension expense	$210,000	$310,200

  11.  Impairment of Assets

The Company is required to perform impairment tests on its assets (i) whenever events or changes in circumstances lead to a reduction of the estimated useful life or estimated future cash flows that would indicate that the carrying amount may not be recoverable and (ii) whenever management’s plans change with respect to those assets.  For two groups of assets relating to store fixtures and a show booth, the Company concluded that the asset value was impaired and recorded a write-down of these assets totaling $2,545,605 and the associated depreciation amounting to $1,789,565.  As a result of this write-down, the Company recorded an operating charge of $756,040.

12.  Sale of Assets

During the third quarter of 2007, the Company received cash proceeds of $100,000 relating to the sale of the rights of its Lord Isaacs trademark and recognized a $100,000 gain from this sale.

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

“I.C. Isaacs” is a trademark of the Company.  All other trademarks or service marks, including “Girbaud” and “Marithé and François Girbaud” (collectively, “Girbaud”), appearing in this Form 10-Q are the property of their respective owners and are not the property of the Company.

Important Information Regarding Forward-Looking Statements

This Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements, written, oral or otherwise made, include statements regarding the intent, belief or current expectations of the Company and its management, including the Company’s beliefs regarding the prominence of branded, licensed apparel, in general, and the Girbaud brand, in particular, in the Company’s future; the Company’s expectations regarding the renewal of its licenses for men’s and women’s sportswear and jeanswear by Girbaud; and its expectations that substantially all of its net sales will come from sales of Girbaud apparel; the Company’s beliefs regarding the relationship with its employees, the conditions of its facilities, the number of manufacturers capable of supplying the Company with products that meet the Company’s quality standards; the Company’s beliefs regarding its ordering flexibility as a result of transferring most of its production to Asia and regarding the basis on which it competes for business; the Company’s environmental obligations; and the Company’s expectations regarding its product offerings. Words such as “believes,” “anticipates,” “expects,” “intends,” “plans,” and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. Forward-looking statements are statements that are subject to a variety of risks and uncertainties, many of which are beyond the Company’s control and could cause actual results to differ materially from those contemplated in such forward-looking statements, including, though not limited to, the following specific risks and uncertainties: (i) changes in the marketplace for the Company’s products, including customer tastes; (ii) the introduction of new products or pricing changes by the Company’s competitors; (iii) changes in the economy – both domestic and international; and (iv) termination of one or more of the Company’s agreements for use of the Girbaud brand name and images used in the manufacture and sale of the Company’s products. Existing and prospective investors are cautioned not to place undue reliance on these aforementioned forward-looking statements, as they apply only to the date hereof. Such forward-looking statements do not purport to be predictions of future events or circumstances, and therefore, there can be no assurance that any forward-looking statement contained herein will prove to be accurate. Furthermore, the Company undertakes no obligation to update or revise the forward-looking statements contained in this Report on Form 10-Q, whether as a result of new information, future events or circumstances or otherwise.

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

The Company includes in cost of goods sold all costs and expenses related to obtaining merchandise incurred prior to the receipt of finished goods at the Company’s distribution facilities. These costs include, but are not limited to, product cost, inbound freight charges, purchasing and receiving costs and  inspection costs, as well as insurance, duties, brokers’ fees and consolidators’ fees.

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

Results of Operations

The following table sets forth the percentage relationship to net sales of certain items in the Company’s consolidated condensed financial statements for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	79.6	58.8	69.4	58.5
Gross profit	20.4	41.2	30.6	41.5
Selling expenses	26.6	13.3	20.0	12.2
License fees	12.3	6.2	10.6	6.5
Distribution and shipping expenses	4.9	2.9	4.9	2.8
General and administrative expenses	24.4	9.3	21.8	10.3
Severance	0.7	—	4.0	—
Loss on write-off of assets	8.3	—	2.4	—
Gain on sale of trademark	(1.1)	—	(0.3)	—
Operating (loss) income	(55.7)%	9.5%	(32.8)%	9.7%

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

The nation’s retailers, in particular those in the urban segment, are reporting generally disappointing sales results so far this year.  In connection with this trend, the Company's overall net sales declined significantly in 2007 and, as a result of this decline, the Company reported a net loss of $(5.2) million and $(10.7) million during the three and nine months ended September 30, 2007, respectively, compared to net income of $2.1 million and $7.0 million, respectively, during the comparable periods of 2006.

The Company is focused on the following initiatives, intended to improve the Company’s financial performance:

•
The Company introduced a new line of fashion apparel for men and women called “Le Jean de Marithe + Francois Girbaud” (“Le Jean”).  Le Jean is intended to appeal to a broader customer base than the Company’s existing line.  The first full collection for Le Jean will be available for shipment in January 2008.

•
The Company has taken steps to reduce its cost structures and improve the effectiveness of its organization.  The steps include headcount reduction through staff terminations, and attrition from 110 at December 31, 2006 to 85 employees at October 31, 2007.  These actions will result in annual cost savings of approximately $1.5 million.  Additionally, the Company has reorganized its design organization and sales organization to make them more effective.

•	The Company’s building in Baltimore, Maryland has been listed for sale.

Three Months Ended September 30, 2007 Compared to Three Months September 30, 2006

Net Sales and Gross Profit

Net sales decreased 57.3% to $9.1 million in the third quarter of 2007 from $21.3 million in the same period of 2006.  Net sales of the Girbaud men’s product line decreased $9.6 million, or 54.9%, to $7.9 million and the Girbaud women’s product line decreased $2.6 million, or 68.4%, to $1.2 million.  In the third quarter of 2007, the Company recorded an allowance of $1.3 million, compared to $0.5 million in the same period of 2006, for vendor markdowns relating to negotiations with certain customers.

Gross profit decreased $6.9 million to $1.9 million in the third quarter of 2007 compared to $8.8 million in the same period of 2006.  Gross margin, or gross profit as a percentage of net sales, was 20.4% during the third quarter of 2007 compared to 41.2% for the same period of 2006.  The decrease in gross margin was attributable to the decrease in sales of goods sold at regular prices.

Gross units sold decreased to 0.6 million units in the third quarter of 2007 compared to 1.3 million units in the same period of 2006. Gross sales (sales before adjustment for returns and allowances) decreased 52.2% to $11.0 million in the third quarter of 2007 compared to $23.0 million in the same period of 2006. The related gross margins on these sales (unadjusted for returns and allowances) decreased $5.3 million to $3.7 million in the third quarter of 2007 from $9.0 million in the same period of 2006. Returns and allowances increased to 17.1% of gross sales in the third quarter of 2007 from 7.4% in the same period of 2006.

The main contributing factors affecting gross sales, gross profit and gross margin were as follows:

•
Sales of goods sold at regular prices (including in-season promotional discounts) – Sales of goods sold at regular prices decreased $12.3 million to $7.9 million in the third quarter of 2007 (from $20.2 million in the same period of 2006).  Gross profit margin on these sales (before adjustments for returns and allowances) was 48.8% in the third quarter of 2007 compared to 44.7% in the same period of 2006.

•
Sales of goods sold at off-price liquidations to discount retail stores – Sales of goods sold at off-price liquidations increased $0.4 million to $3.1 million in the third quarter of 2007 (from $2.7 million in the same period of 2006). Gross profit margin on these sales (before adjustments for returns and allowances) was a loss percentage of 7.5% in the third quarter of 2007 compared to a loss percentage of 0.2% in the same period of 2006.

Operating Expenses

Operating expenses increased 3.0% to $6.9 million in the third quarter of 2007 from $6.7 million in the same period of 2006.  As a percentage of net sales, operating expenses increased to 76.1% in the third quarter of 2007 compared to 31.5% in the same period of 2006, mostly as a result of decreased sales.

Selling expenses decreased to $2.4 million in the third quarter of 2007 compared to $2.8 million in the same period of 2006.  Selling department expenses increased slightly to $0.8 million in the third quarter of 2007 from $0.6 million in the same period of 2006, mostly as a result of increased salary.  Design expenses decreased to $0.5 million in the third quarter of 2007 compared to $0.9 in the same period of 2006.  This decrease was associated with a decrease in sample expense (a $0.2 million decrease in the third quarter of 2007 compared to the same period of 2006) and a $0.2 million decrease in design personnel costs over the same periods.   Commission expense decreased to $0.4 million in the third quarter of 2007 compared to $0.8 million in the same period of 2006 as a result of decreased sales.  Advertising and promotional related expenses increased to $0.8 million in the third quarter of 2007 compared to $.6 million in the same period of 2007.  This increase is related to an increase in print media relating to the launch of the new Girbaud line.

License fees decreased to $1.1 million (representing minimum royalty requirements of the licensing agreements), or 11.3% of net sales, in the third quarter of 2007 compared to $1.3 million, or 6.2% of net sales, in the same period of 2006 as a result of decreased sales.

    Distribution and shipping expenses decreased slightly to $0.5 million in the third quarter of 2007 compared to $0.6 million in the same period of 2006. General and administrative expenses increased $0.1 million to $2.1 million in the third quarter of 2007 from $2.0 million in the same period of 2006, primarily due to an increase in bad debt expense.

    The Company also recorded an accrual of $1.3 million in the first nine months of 2007 as a result of severance agreements provided to certain employees as part of the Company's operational restructuring.

Impairment of Assets

The Company is required to perform impairment tests on its assets (i) whenever events or changes in circumstances lead to a reduction of the estimated useful life or estimated future cash flows that would indicate that the carrying amount may not be recoverable and (ii) whenever management's plans change with respect to those assets.  For two groups of assets relating to store fixtures and a show booth, the Company concluded that the asset value was impaired and recorded a write-down of these assets totaling $2.5 million and the associated depreciation amounting to $1.8 million.  As a result of this write-down, the Company recorded an operating charge of $0.8 million.

Sale of Assets

During the third quarter of 2007, the Company received cash receipts of $0.1 million relating to the sale of the rights of its Lord Isaacs trademark. Additionally, we the Company recognized a $0.1 million gain from this sale.

Interest Expense, net

Interest expense, net decreased by $0.2 million in the third quarter of 2007 compared to the same period of 2006.  The decrease is attributable to the decrease in borrowings on the Company’s revolving line of credit facility.

Income Taxes

As of September 30, 2007 and 2006, the Company had net operating loss carry forwards for income tax reporting purposes of approximately $41.3 million and $34.7 million, respectively, which represent deferred tax assets of approximately $21.0 million and $13.6 million, respectively.  These net operating losses begin to expire in 2014.  The Company evaluates these net operating losses and the related valuation allowances both quarterly and annually.  Until 2004, the Company maintained a valuation allowance equal to the deferred tax asset, thereby recognizing a net deferred tax asset of zero.  Starting in 2004, and continuing through the first three quarters of 2006, the Company recognized a net deferred tax asset based on the Company’s evaluation that it would, at that time, more likely then not generate future taxable income to utilize the NOL for income tax purposes.  Therefore, the Company recognized a net income tax benefit of $0.3 million in the third quarter of 2006.

At December 31, 2006, the Company determined that the more likely than not conditions for recognition of the deferred tax asset were no longer met and the Company recognized a valuation allowance equal to the deferred tax asset as of December 31, 2006 and September 30, 2007 and therefore, did not recognize an income tax benefit for the third quarter of 2007.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

Net Sales and Gross Profit

Net sales decreased 52.3% to $31.8 million in the first nine months of 2007 from $66.6 million in the same period of 2006.  Net sales of the Girbaud men’s product line decreased $29.6 million, or 51.7%, to $27.6 million and the Girbaud women’s product line decreased $5.2 million, or 55.3%, to $4.2 million.

Gross profit decreased $17.9 million to $9.7 million in the first nine months of 2007 compared to $27.6 million in the same period of 2006.  Gross margin, or gross profit as a percentage of net sales, was 30.6% during the first nine months of 2007 compared to 41.5% for the same period of 2006.  The decrease in gross margin was attributable to the decrease in sales of goods sold at regular prices.

Gross units sold decreased to 1.9 million units in the first nine months of 2007 compared to 3.5 million units in the same period of 2006. Gross sales (sales before adjustment for returns and allowances) decreased 49.6% to $35.6 million in the first nine months of 2007 compared to $70.6 million in the same period of 2006. The related gross margins on these sales (unadjusted for returns and allowances) decreased $18.0 million to $13.6 million in the first nine months of 2007 from $31.6 million in the same period of 2006. Returns and allowances increased to 4.4% of gross sales in the first nine months of 2007 from 3.4% in the same period of 2006.

The main contributing factors affecting gross sales, gross profit and gross margin were as follows:

•
Sales of goods sold at regular prices (including in-season promotional discounts) – Sales of goods sold at regular prices decreased $35.1 million to $27.8 million in the first nine months of 2007 (from $62.9 million in the same period of 2006).  Gross profit margin on these sales (before adjustments for returns and allowances) was 48.2% in the first nine months of 2007 compared to 46.4% in the same period of 2006.

•
Sales of goods sold at off-price liquidations to discount retail stores – Sales of goods sold at off-price liquidations increased $0.4 million to $7.9 million in the nine months of 2007 (from $7.5 million in the same period of 2006). Gross profit margin on these sales (before adjustments for returns and allowances) was a loss percentage of 1.0% in the first nine months of 2007 compared to 5.3% in the same period of 2006.

Operating Expenses

Operating expenses decreased 4.3% to $20.2 million in the first nine months of 2007 from $21.1 million in the same period of 2006.  As a percentage of net sales, operating expenses increased to 63.5% in the first nine months of 2007 compared to 31.6% in the same period of 2006 mostly as a result of decreased sales.

Selling expenses decreased to $6.4 million in the first nine months of 2007 compared to $8.1 million in the same period of 2006.  Selling department expenses increased to $2.1 million in the first nine months of 2007 from $1.8 million in the same period of 2006.  Depreciation expense increased to $0.6 million in the first nine months of 2007 compared to $0.4 million in the same period of 2006.  This increase was associated with the Company’s investment in store fixtures and trade-show booths during 2006.  Design expenses decreased to $1.6 million in the first nine months of 2007 compared to $2.5 in the same period of 2006.  This decrease is associated with a decrease in sample expense (a $0.4 million decrease in the first nine months of 2007 compared to the same period of 2006) and a $0.4 million decrease in design personnel costs over the same periods.   Commission expense decreased to $1.2 million in the first nine months of 2007 compared to $2.5 million in the same period of 2006 as a result of decreased sales.  Advertising and promotional related expenses decreased slightly to $1.5 million in the first nine months of 2007 compared to $1.4 million in the same period of 2006.

License fees decreased to $3.4 million (representing minimum royalty requirements of the licensing agreements), or 10.3% of net sales, in the first nine months of 2007 compared to $4.3 million, or 6.4% of net sales, in the same period of 2006 as a result of decreased sales.

Distribution and shipping expenses decreased to $1.6 million in the first nine months of 2007 compared to $1.8 million in the same period of 2006. This decrease was associated with a $0.2 million decrease in employee costs related to a reduction in headcount during 2007.  Additionally, there was a $0.1 million decrease in shipping supplies in 2007 resulting from a reduction in shipments due to the decrease in sales.  General and administrative expenses remained relatively unchanged at $6.8 million in the first nine months of 2007 compared to the same period of 2006, primarily due to an increase in bad debt expense.

The Company also recorded an accrual of $1.3 million in the first nine months of 2007 as a result of severance agreements provided to certain employees as part of the Company's operational restructuring.

Impairment of Assets

The Company is required to perform impairment tests on its assets (i) whenever events or changes in circumstances lead to a reduction of the estimated useful life or estimated future cash flows that would indicate that the carrying amount may not be recoverable and (ii) whenever management's plans change with respect to those assets.  For two groups of assets relating to store fixtures and a show booth, the Company concluded that the asset value was impaired and recorded a write-down of these assets totaling $2.5 million and the associated depreciation amounting to $1.8 million.  As a result of this write-down, the Company recorded an operating charge of $0.8 million.

Sale of Assets

During the third quarter of 2007, the Company received cash receipts of $0.1 million relating to the sale of the rights of its Lord Isaacs trademark. Additionally, the Company recognized a $0.1 million gain from this sale.

Interest Expense, net

Interest expense, net decreased to $0.2 million in the first nine months of 2007 compared to $0.4 million in the same period of 2006.

Income Taxes

As of September 30, 2007 and 2006, the Company had net operating loss carry forwards for income tax reporting purposes of approximately $41.3 million and $34.7 million, respectively, which represent deferred tax assets of approximately $21.0 million and $13.6 million, respectively.  These net operating losses begin to expire in 2014.  The Company evaluates these net operating losses and the related valuation allowances both quarterly and annually.  Until 2004, the Company maintained a valuation allowance equal to the deferred tax asset, thereby recognizing a net deferred tax asset of zero.  Starting in 2004, and continuing through the first three quarters of 2006, the Company recognized a net deferred tax asset based on the Company’s evaluation that it would, at that time, more likely then not generate future taxable income to utilize the NOL for income tax purposes.  Therefore, the Company recognized net income tax benefit of $0.9 million in the first nine months of 2006.

At December 31, 2006 the Company determined that the more likely than not conditions for recognition of the deferred tax asset were no longer met and the Company recognized a valuation allowance equal to the deferred tax asset as of December 31, 2006 and September 30, 2007 and therefore, did not recognize an income tax benefit for the first half of 2007.

Liquidity and Capital Resources

The Company has relied primarily on asset-based borrowings, internally generated funds and trade credit to finance its operations. The Company’s capital requirements primarily result from working capital needed to fund inventory and accounts receivable.  As of September 30, 2007, the Company had cash and cash equivalents of $1.1 million and working capital of $7.6 million compared to $0.5 million and $19.8 million, respectively, as of September 30, 2006.

Cash Flows

Cash provided by operations totaled $3.9 million for the first nine months of 2007 compared to cash used in operations of $5.7 million for the same period of 2006.  Cash used by investing activities was $0.2 million in the first nine months of 2007 compared to $0.8 million during the same period of 2006.  Cash used in financing activities was $3.2 million for the first nine months of 2007 primarily as a result of payments on the revolving line of credit compared to cash provided by financing activities of $6.1 million for the same period of 2006.

Accounts receivable decreased $6.5 million from December 31, 2006 to September 30, 2007 compared to an increase of $2.3 million from December 31, 2005 to September 30, 2006.  Inventory decreased $5.1 million from December 31, 2006 to September 30, 2007 compared to an increase of $7.8 million from December 31, 2005 to September 30, 2006.  Net payments on the revolving line of credit facility totaled $3.2 million from December 31, 2006 to September 30, 2007 and net borrowings on the revolving line of credit were $8.3 million for the period from December 31, 2005 to September 30, 2006.  Principal payments on the subordinated note totaled $2.1 million from December 31, 2005 to September 30, 2006.  The Company has not made any payments on the subordinated note during 2007.

Credit Facilities and Subordinated Note

On November 13, 2007, the Company entered into a Second Amendment to the Credit Facility (the “Second Amendment Credit Facility,” and the underlying three-year credit facility, the “Credit Facility”) with Wachovia Bank, National Association (“Wachovia”).  In summary, the Second Amendment Credit Facility does the following:

•	waives all existing defaults from March 2007 through September 2007;

•	extends the termination date from December 28, 2007 to December 31, 2011;

•
offers two borrowing options from which the Company can choose.  One option offers, using as collateral, up to 85% of eligible accounts receivable minus reserves (both as defined by the Credit Facility), as designated by Wachovia.  The other option offers, using as collateral, up to 85% of eligible accounts receivable and a portion of eligible inventory (not to exceed $8.0 million) minus reserves as designated by Wachovia.  The Company must maintain excess availability of $2.0 million ($1.5 million if certain ratios are met) under this second option;

•	adjusts the applicable margin to fluctuate from (0.25%) to 0.25% for Prime Rate loans and 2.00% to 2.50% for LIBOR loans;

•	eliminates the financial covenants, such as fixed charge coverage ratios and tangible liability to net worth ratios, that were required by the Credit Facility;

•	reduces the amount of capital expenditures the Company can incur for fiscal years 2007 and 2008 from $2.0 million to $0.4 million in the aggregate; and

•
requires an early termination fee of (i) 1.5% of the revolver commitment if the termination occurs on or before November 13, 2008 and (ii) 0.75% of the Revolver Commitment if the termination occurs after November 13, 2008 but on or before November 13, 2009.

As collateral security for the Company’s obligations under the Credit Facility, the Company granted a first priority security interest in all of its assets to Wachovia.

On May 6, 2002, Textile Investment International S.A. (“Textile”), an affiliate of Latitude Licensing Corp. (“Latitude”), the licensor of the Girbaud Marks to the Company, acquired a note that the Company had issued to a former licensor.  On May 21, 2002, Textile exchanged that note for an amended and restated note (the “Replacement Note”) bearing interest at the rate of 8% per annum.

In connection with the execution of the Credit Facility, the Replacement Note was further amended and restated to subordinate Textile’s rights to the rights of Wachovia under the Credit Facility (the “Amended and Restated Replacement Note” and together with the Replacement Note, the “Textile Notes”).   At September 30, 2007, all subordinated debt maturities of $2,103,461 were classified as current liabilities.

In connection with the execution of the Credit Facility Second Amendment on November 13, 2007, the Company, Textile and Wachovia amended the Intercreditor and Subordination Agreement (the “Intercreditor and Subordination Agreement Amendment”) whereby, on and after January 1, 2009, the Company may make regularly scheduled payments of principal that, for the purposes hereof, shall include deferred note payments, with respect to the Replacement Note and interest thereon on an unaccelerated basis, in accordance with the terms of the Intercreditor and Subordination Agreement Amendment provided that the Company is in compliance with the covenants of the Credit Facility Second Amendment.

Schedule of contractual obligations as of September 30, 2007 (in thousands)
Payments Due By Period	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Revolving line of credit, including outstanding letters of credit	$144	$144	$—	$—	$—
Long-term debt (*)	2,805	2,805	—	—	—
Operating leases	3,533	467	915	985	1,166
Employment agreements	1,963	1,010	953	—	—
Severance agreements	867	867	—	—	—
Girbaud license obligations	32,625	4,500	9,000	9,000	10,125
Girbaud fashion shows	2,175	225	600	600	750
Girbaud creative & advertising fees	1,833	143	520	520	650
Promotional expense license requirement	7,289	639	2,600	1,800	2,250
Total contractual cash obligations	$53,234	$10,800	$14,588	$12,905	$14,941

(*) Long-term debt includes principal of $2.1 million and accrued interest of $0.7.

The Company extends credit to its customers. Accordingly, the Company may have significant risk in collecting accounts receivable from its customers. The Company has credit policies and procedures that it uses to minimize exposure to credit losses. In order to expedite, the Company's collection personnel regularly contact customers with receivable balances outstanding beyond 30 days to expedite collection. If these collection efforts are unsuccessful, the Company may discontinue merchandise shipments to that customer until the outstanding balance is paid. Currently $0.9 million of the accounts receivable balances are 180 days past due for these past due amounts, the Company has an allowance for doubtful accounts reserved.  For the nine month period ending September 30, 2007 and 2006, the Company’s accounts receivable write-offs were $0.6 million and $0.5 million, respectively.

Backlog and Seasonality

The Company's business is impacted by the general seasonal trends that are characteristic of the apparel and retail industries.  The Company generally receives orders for its products three to five months prior to the time the products are delivered to stores.  The Company had unfilled orders of $5.5 million at September 30, 2007 compared to $21.1 million at September 30, 2006.  The backlog of orders at any given time is affected by a number of factors, including seasonality, weather conditions, scheduled manufacturing and shipment of products.  Because the time of product shipment may vary from year to year, the results for any particular quarter may not be indicative of the results for the comparable quarter of another year or for the full year.

Limited Dependence on Certain Customers

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of trade accounts receivable. The Company's customer base is not concentrated in any specific geographic region, but is concentrated in the retail industry.  The Company had one customer who accounted for approximately 12% of trade accounts receivable as of September 30, 2007.  As of September 30, 2006, the Company had no one customer who accounted for more than 10% of trade accounts receivable.  For the three months ended September 30, 2007, the Company had one customer who accounted for approximately 14% of net sales.  For the nine months ended September 30, 2007 sales to no one customer accounted for more than 10% of net sales.  For the three months and nine months ended September 30, 2006, sales to no one customer accounted for more than 10% of net sales.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

There have been no material changes in the quantitative and qualitative disclosures about market risk since December 31, 2006.  Information concerning market risk is incorporated by reference to Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” of the Company’s Form 10-K for the fiscal year ended December 31, 2006, filed with the Securities and Exchange Commission (the “SEC”) on April 2, 2007.

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

There has been no change in the Company’s internal control over financial reporting during the fiscal quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 6. Exhibits.

Exhibit Number

Exhibit Number	Exhibit Description
10.1*	Amendment No. 9 to Trademark and License and Technical Assistance Agreement, dated November 8, 2007, by and between Latitude Licensing Corp. and I.C. Isaacs & Company, L.P. covering Men's Products.
10.2*	Amendment No. 11 to Trademark and License and Technical Assistance Agreement, dated November 8, 2007, by and between Latitude Licensing Corp. and I.C. Isaacs & Company, L.P. covering Women's Products.
10.3*	Second Amendment to Loan and Security Agreement, dated November 13, 2007, by and among I.C. Isaacs & Company, L.P., I.C. Isaacs & Company, Inc., Isaacs Design, Inc. and Wachovia Bank, National Association.
10.4*	First Amendment to Intercreditor and Subordination Agreement, dated November 13, 2007, by and among I.C. Isaacs & Company, L.P., I.C. Isaacs & Company, Inc., Isaacs Design, Inc. and Wachovia Bank, National Association.
10.5*	Employment Agreement between I.C. Isaacs & Company, Inc. and Robert S. Stec dated November 13, 2007.
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*  Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

I.C. Isaacs & Company, Inc
Dated: November 14, 2007	By:	/s/ Robert S. Stec
Robert S. Stec, Chief Executive Officer (Principal Executive Officer)

Dated: November 14, 2007	By:	/s/ Gregg A. Holst
Gregg A. Holst, Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit Number	EExhibit Description
10.1*	Amendment No. 9 to Trademark and License and Technical Agreement, dated October 24, 2007, by and between Latitude Licensing Corp. and I.C. Isaacs & Company, L.P. covering Men's Products.
10.2*	Amendment No. 11 to Trademark and License and Technical Agreement, dated October 24, 2007, by and between Latitude Licensing Corp. and I.C. Isaacs & Company, L.P. covering Womenn's Products.
10.3*	Second Amendment to Loan and Security Agreement, dated November 13, 2007, by and among I.C. Isaacs & Company, L.P., I.C. Isaacs & Company, Inc., Isaacs Design, Inc. and Wachovia Bank, National Association.
10.4*	First Amendment to Intercreditor and Subordination Agreement, dated November 13, 2007, by and among I.C. Isaacs and Company, L.P., I.C. Isaacs & Company, Inc., Isaacs Design, Inc. and Wachovia Bank, National Association.
10.5*	Employment Agreement between I.C. Isaacs & Company, Inc. and Robert S. Stec dated November 13, 2007.
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.