Form 10-K
period 2007-12-31
IC ISAACS & CO INC
filed 2008-05-16
CIK 1041179

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to

Commission file no. 0-23379

I.C. ISAACS & COMPANY, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	52-1377061 (IRS Employer Identification No.)
475 10th Avenue, 9th Floor New York, NY 10018 (Address of principal executive offices)	10018 (Zip code)

Registrant’s telephone number, including area code: (646) 459-2600

Securities Registered Pursuant to Section 12(b) of the Act:  None

Securities Registered Pursuant to Section 12(g) of the Act:

Title of class:

Common stock, $0.0001 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐ Yes ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐                                                                                     Accelerated filer                   ☐

Non-accelerated filer   ☐                                                                                     Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter (at June 30, 2007) was approximately $12,249,053 based on the average closing price of the registrant’s common stock as reported by the OTC Bulletin

Board on that day.  Solely for purposes of the foregoing calculation all of the registrant's directors and officers are deemed to be affiliates.  The registrant does not have outstanding any non-voting common stock.

As of May 15, 2008, 37,383,943 shares of the registrant’s common stock were outstanding.

I.C. ISAACS & COMPANY, INC.

FORM 10-K

“I.C. Isaacs” and “I.G. Design” are trademarks of I.C. Isaacs & Company, Inc. All other trademarks or service marks, including “Girbaud” and “Marithé and Francois Girbaud,” appearing in this Annual Report on Form 10-K (the “Report”) are the property of their respective owners and are not the property of the Company.

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

Introduction

    I.C. Isaacs & Company, Inc. (“Isaacs”), together with its predecessors and subsidiaries, including I.C. Isaacs & Company L.P. (the “LP”), and Isaacs Design, Inc. (collectively the “Company”) is a designer and marketer of branded jeanswear and sportswear.  In this Report, unless the context otherwise requires, references to “we,” “our,” or “us” refer to the Company.  Founded in 1913 and incorporated in the State of Delaware, the Company offers collections of men’s and women’s jeanswear and sportswear under the Marithé and François Girbaud designer brand (“Girbaud brand” or “Girbaud branded”) in the United States and Puerto Rico. The Girbaud brand is an internationally recognized designer label with a distinct European influence. Sales of Girbaud branded products accounted for all of the Company’s net sales in 2007, 2006 and 2005.

2007 Overview

U.S. retailers, in particular those in the urban segment, reported generally disappointing sales in 2007.  These external declines can be attributable to a decline in the overall economic environment during 2007, as well as a change in consumers' tastes for the styling of the Company's products.  During the conclusion of 2007, the Company developed a strategy to improve the overall retail distribution to create greater consumer demand and improve overall profit margin.  In addition, the Company sought to update the styling of products to a more streamlined design focused primarily around a core product offering to the market place. The Company also had to sell off its excess older inventory styles to a market base that did not compete with the newer designs. In connection with these trends and changes in strategies, the Company's net sales decreased 54.7% to $37.2 million in 2007 from $82.2 million in 2006.  The Company reported net (loss) income of $(15.6) million, $2.6 million and $6.4 million during the years ended December 31, 2007, 2006 and 2005, respectively.

Products

The Company has positioned its Girbaud branded line with a broad assortment of products, styles and fabrications reflecting a contemporary European look. The Company markets a full collection of men’s jeanswear and sportswear under the Girbaud brand, including a broad array of bottoms, tops and outerwear. The Company also offers a women’s sportswear collection under the Girbaud brand, which also includes a wide assortment of bottoms, tops and outerwear.  These collections are targeted to consumers who are seeking quality, fashionable products at competitive prices. Girbaud is an internationally recognized designer brand. The Company markets innovative European-inspired men’s and women’s jeanswear and sportswear collections under the Girbaud brand. The Company’s Girbaud branded collections include full lines of bottoms consisting of jeans and casual pants in a variety of fabrications, including denim, stretch denim, cotton twill and nylon, cotton t-shirts, polo shirts, knit and woven tops, sweaters, outerwear and leather sportswear. Reflecting contemporary European design, each of these collections is characterized by innovative styling and fabrication and is targeted to consumers ages 16 to 40. Estimated retail prices range from $29 to $79 for knits and t-shirts, $59 to $125 for woven, $59 to $175 for bottoms, $79 to $175 for sweaters, and $79 to $350 for outerwear.

Customers and Sales

    The Company’s products are sold in approximately 1,500 specialty stores, specialty store chains and department stores. The Company’s Girbaud brand products are sold and marketed domestically under the direction of an eleven-person sales force, which includes seven independent sales representatives, as of the filing date.  The Company uses both sales representatives and distributors for the sale of its products. Sales representatives include employees of the Company as well as independent contractors. Each of the Company’s non-employee sales representatives has an agreement with the Company pursuant to which the sales representative serves as the sales representative of specified products of the Company within a specified territory. The Company does not have long-term contracts with any of its customers. Instead, its customers purchase the Company’s products pursuant to purchase orders and are under no obligation to continue to purchase the Company’s products.

The Company began marketing men’s sportswear under the Girbaud brand in early 1998 and introduced a women’s sportswear collection under the Girbaud brand in the second quarter of 1998. The Company’s Girbaud men’s products are sold to approximately 1,500 stores in the United States and Puerto Rico, including major department stores such as Federated Department Stores, Dillard’s, Belk stores and Bon-Ton stores, and many prominent specialty stores.  The Company’s Girbaud women’s line is sold to approximately 400 stores. For the year ended December 31, 2007, the Company had one customer that represented 14.4% of sales.  None of the Company’s customers accounted for 10% or more of sales in 2006 or 2005.  As of December 31, 2007, the Company had customers that represented 24%, 14% and 11% of net accounts receivable.  As of December 31, 2006, the Company had one customer that represented 12% of net accounts receivable.

Design and Merchandising

    The Company’s designers and merchandisers are provided with the Girbaud collections from Europe twice a year and they collaborate with Marithé and François Girbaud and their staff in the development of the Company’s Girbaud branded product lines for sale in the United States.  Merchandisers also regularly meet with sales management to gain additional market insight and further refine the products to be consistent with the needs of each of the Company’s markets. The Company’s in-house design and product development is carried out by merchandising departments in New York. Many of the Company’s products are developed using computer-aided design equipment, which allows designers to view and easily modify images of a new design. The Company currently has seven people on the design staff in New York City.  Design expenditures were approximately $2.1 million, $3.1 million and $3.6 million in 2007, 2006 and 2005, respectively.

Advertising and Marketing

The Company communicates and reinforces the brand and image of its Girbaud products through creative and innovative advertising and marketing efforts. The Company’s advertising and marketing strategies are directed by its New York sales office and developed in collaboration with advertising agencies and with Girbaud’s European offices and Paris advertising agency. The Company’s advertising strategy is geared toward its youthful and contemporary consumers, whose lifestyles are influenced by music, sports and fashion. The Company’s advertising campaigns have evolved from trade magazines to a wide variety of media, including billboards, fashion magazines and special events. In 2007, 2006 and 2005, the Company continued to utilize advertising media to promote its products at moderate levels of spending. The Company was required to spend the greater of an amount equal to 3% of Girbaud net sales or $0.9 million in advertising and related expenses promoting the Girbaud brand products in each year of the terms of the Girbaud agreements.  During each of the six years ended December 31, 2005, the amounts of advertising and related expenses incurred by the Company in marketing the Girbaud brand products were less than the amounts required under the agreements.  In each of the various amendments to the men’s and women’s license agreements that were executed from 2002 to 2004, Latitude and the Company confirmed to one another that neither party was in default to the other in the performance of any of the obligations owed by either of them to the other.  In March 2006, Latitude also waived the Company’s failure to spend the minimum amounts required under the men’s and women’s license agreements in 2005.  In 2007 and 2006, as a result of the amounts spent on advertising expenses, as well as capital expenditures related to promoting the Girbaud brand, the Company was in compliance with these requirements under the licensing agreements.  The Company’s advertising and promotional expenditures, including capitalized expenditures for show booths and stores fixtures, were approximately $2.2 million, or 5.9% of net sales, in 2007 and $1.6 million, or 1.9% of net sales, in both 2006 and 2005.

Product Sourcing

The manufacturing and sourcing of the Company’s products in 2007 was predominately done by foreign independent contractors. Each of the Company’s independent contractors and independent buying agents has an agreement with the Company whereby it performs manufacturing or purchasing services for the Company on a non-exclusive basis. The Company evaluates its contractors frequently and believes that there are a number of manufacturers capable of producing products that meet the Company’s quality standards. The Company’s production requirements account for a significant portion of many of its contractors’ production capacity.  The Company has the ability to terminate its arrangements with each of its contractors at any time.  However, a change in suppliers could cause a delay in manufacturing and a possible loss of sales, which could adversely affect operating results.

Virtually all of the Company’s sportswear products are produced by approximately nine different manufacturers in Asia, four manufacturers in South America and one manufacturer in North America. During 2007, Asia and South America accounted for 85.5% and 14.4% of total unit production, respectively. During 2007, one of the Company’s Asian contractors and one of its South American contractors accounted for approximately 71.8% and 11.3%, respectively, of the Company’s total unit production.  No other manufacturer or contractor accounted for more than 10% of the Company’s total unit production in 2007. The Company has well established relationships with many of its contractors; however, it is not bound by any long term contracts or minimum purchase agreements. The Company retains independent buying agents in various countries in Asia and Africa to assist in selecting and overseeing independent manufacturers, sourcing fabric, trim and other materials and monitoring quotas. Independent buying agents also perform quality control functions on behalf of the Company, including inspecting materials and manufactured products prior to accepting delivery. The Company’s production, sourcing and merchandising staffs oversee fabric and product development, apparel manufacturing, price negotiation and quality control, as well as the research and development of new sources of supply.  Purchasing from these contractors may require the Company to estimate sales and issue purchase orders for inventory in advance of receiving firm orders from its customers.  A risk to the Company is that its estimates may differ from actual orders.  Should this occur the Company may miss sales because it did not order enough, or it may be required to sell excess inventory at reduced prices.

The Company seeks to achieve the most efficient means for the timely delivery of its high quality products. Typically, the Company does not purchase fabrics but instead negotiates a finished garment price from its contractors in Asia.  All of the Company’s products manufactured abroad are paid for in U.S. dollars. Accordingly, the Company does not engage in any currency hedging transactions.

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

Quality Control

The Company’s quality control program is designed to ensure that all of the Company’s products meet its high quality standards.  All garments produced for the Company must be produced in accordance with the Company’s specifications. The Company’s quality control program is designed to ensure that the Company’s products meet its high quality standards. The Company monitors the quality of fabrics prior to the production of garments and inspects prototypes of products before production runs are commenced. In some cases, the Company requires its agents or manufacturers to submit fabric to an independent, outside laboratory for testing prior to production. The Company requires each agent to perform both in-line and final quality control checks during and after production before the garments leave the contractor. Personnel from the Company’s New York office also visit factories to conduct these inspections to ensure compliance with the Company’s quality standards.  Audits are also performed by quality control personnel at the Milford, Delaware distribution center on all categories of incoming merchandise.

Backlog and Seasonality

The Company's business is impacted by the general seasonal trends that are characteristic of the apparel and retail industries. In the Company’s segment of the apparel industry, sales are generally higher in the first and third quarters.  Historically, the Company has taken greater markdowns of its inventory in the second and fourth quarters.  The Company generally receives department store orders for its products up to five months prior to the time the products are delivered to stores.  Generally, the Company receives specialty store orders for shipment ranging from immediately to two months.  The backlog of orders at any given time is affected by a number of factors, including weather conditions, seasonality, scheduling of manufacturing and shipment of products. As the time of the shipment of products may vary from year to year, the results for any particular quarter may not be indicative of the results for the full year. The Company had unfilled orders of $3.0 million, $14.1 million and $17.4 million at December 31, 2007, 2006 and 2005, respectively.  Whereas the Company sought to update the styling of products to a more streamlined design focused primarily around a core product offering to the market place and developed a strategy to improve the overall retail distribution to create greater consumer demand, the continued disappointing sales in the U.S. retail industry have contributed to the decline in the Company’s backlog.  The Company provides no assurance that this trend will change.

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

    Under the amended Girbaud Men’s Agreement, the Company is required to make royalty payments to Latitude in an amount equal to 6.25% of the Company’s net sales of regular licensed merchandise and 3.0% in the case of certain irregular and closeout licensed merchandise.  The Company is obligated to pay the greater of actual royalties earned or minimum guaranteed annual royalties of $3,000,000 through 2014.  On a monthly basis during the term, the Company is obligated to pay 8.3% of the minimum guaranteed royalties for that year. On a quarterly basis during the term, the Company is required to pay the amount that the actual royalties exceed the total minimum guaranteed royalties for that quarter. The Company is required to spend the greater of an amount equal to 3% of Girbaud men’s net sales or a minimum of $700,000 in advertising and related expenses promoting the men’s Girbaud brand products in each year through the term of the Girbaud Men’s Agreement.  As of December 31, 2007, the Company was in compliance with the Girbaud Men’s Agreement.

Under the Girbaud Women’s Agreement, as amended, the Company is required to make royalty payments to Latitude in an amount equal to 6.25% of net sales of regular licensed merchandise and 3.0% of certain irregular and closeout licensed merchandise.  The Company is obligated to pay the greater of actual royalties earned or minimum guaranteed annual royalties of $1,500,000 through 2014.  On a monthly basis during the term, the Company is obligated to pay 8.3% of the minimum guaranteed royalties for that year. On a yearly basis, the Company is required to pay the amount that the actual royalties exceed the total minimum guaranteed royalties for that year.  The Company is required to spend the greater of an amount equal to 3% of Girbaud women’s net sales or a minimum of $600,000 in advertising and related expenses promoting the women’s Girbaud brand products in each year through the term of the Girbaud Women’s Agreement.  As of December 31, 2007, the Company was in compliance with the Girbaud Women’s Agreement.

The Company is obligated to pay a minimum of $9.2 million during 2008 in the form of minimum royalty payments, fashion show expenses and advertising and promotional expenses pursuant to the Girbaud Agreements and in subordinated note payments.  In 2008, the Company expects that all of its net sales will come from apparel manufactured under the licenses granted pursuant to the Girbaud Agreements.

Licensor Ownership

In 2002, Textile Investment International S.A. (“Textile”), an affiliate of Latitude, acquired 666,667 shares of common stock, preferred stock which it converted into 3,300,000 shares of common stock and a note payable issued by the Company, from a former licensor.  As a result of those transactions, Textile and Wurzburg, which together owned 582,500 shares of the Company’s common stock prior to the transactions, own approximately 37% of the common stock of the Company outstanding as of the date of filing this Report.

    As discussed subsequently in Item 7. Management's Discussion and Analysis of Financial Condition and Results of "Operations - Liquidity and Capital Resources”, on May 9, 2008, the Company, Textile, Wurzburg and certain affiliated Company Directors and the Company's CEO entered into a series of definitive agreements, pursuant to which Textile and Wurzburg together will invest $2.1 million and convert approximately $2.9 million of subordinated note and accrued interest payable into approximately 24.8 million newly issued and unregistered shares of the Company's common stock.  It is anticipated that after this investment, these affiliates will own over 50% of the outstanding stock of the Company.

Credit Control

The Company manages its own credit and collection functions, has avoided the use of a factoring service, and has not obtained outside credit insurance. During 2007, the Company sold to approximately 650 accounts throughout the United States and Puerto Rico. All of the functions necessary to service this large volume of accounts are handled by the Company’s in-house credit department in Baltimore, Maryland. The Company extends credit to its customers. Accordingly, the Company may have significant risk in collecting accounts receivable from its customers. The Company has credit policies and procedures that it uses to minimize exposure to credit losses. The Company currently employs three people in its credit department and believes that managing its own credit gives it unique flexibility as to which customers the Company should sell and how much business the Company should do with each. The Company obtains and periodically updates information regarding the financial condition and credit histories of customers. The Company’s collection personnel evaluate this information and, if appropriate, establish a line of credit. Credit personnel track payment activity for each customer using customized computer software and directly contact customers with receivable balances outstanding beyond 30 days. If these collection efforts areunsuccessful, the Company may discontinue merchandise shipments until the outstanding balance is paid. Ultimately, the Company may engage an outside collection organization to collect past due accounts.  Timely contact with customers has been effective in minimizing the Company’s credit losses.

Competition

The apparel industry is highly competitive and fragmented.  The Company competes against numerous apparel brands and distributors.

Principal competitive factors include:

●	developing quality products with consistent fits, finishes, fabrics and style;
●	anticipating and responding in a timely manner to changing consumer demands;
●	providing compelling product value relative to the price;
●	continuing to generate competitive margins and inventory turns for retail customers by providing timely delivery; and
●	providing strong effective marketing support.

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

Employees

As of the date of filing of this Report, the Company had approximately 69 full-time employees. The Company is not a party to any labor agreements, and none of its employees is represented by a labor union. The Company considers its relationship with its employees to be good and has not experienced any material interruption of its operations due to labor disputes.

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

ITEM 1A.	RISK FACTORS

Not applicable.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Certain information concerning the Company’s principal facilities is set forth below:

Location	Leased or Owned	Use	Approximate Area in Square Feet
Baltimore, MD	Owned	Administrative and Office Facilities	35,000
New York, NY	Leased though 2014	Executive Management, Marketing, Merchandising, Sales, and Sourcing	13,500
Milford, DE	Owned	Distribution Center	70,000

    The Company believes that its existing facilities are well maintained and in good operating condition. See “ITEM 1.Business—Warehousing and Distribution.”

    In March 2008, the Company entered into an agreement to sell its Baltimore facility (approximately 35,000 square feet) for $0.9 million.  The agreement provides the buyer a 30-day feasibility period and 60 days thereafter to close the sale.  The buyer has requested, and the Company has agreed, to extend the feasibility period an additional 45 days.  The buyer has provided the Company a $25,000 escrow deposit that becomes non-refundable after the feasibility period, as extended.  The agreement also provides that the Company can remain in the premises for a 90-day period (rent free) after the closing date with an optional 90-day rental period thereafter.  Once the sale is complete, the Company plans to find a suitable location (approximately 5,000 square feet) in the Baltimore area to relocate its Baltimore staff of approximately 20 people.  The Company anticipates a net gain of approximately $0.6 million and net proceeds of approximately $0.8 million after closing costs and broker commissions, which will be used to pay down any balances on the Company’s revolving line of credit.

ITEM 3.	LEGAL PROCEEDINGS

In Walter Bud Nixson v. I.C. Isaacs & Co., Inc., pending before the Occupational Safety and Health Administration of the Department of Labor, a former independent sales representative, Nixson, asserts that he was terminated in violation of the whistleblower provision of the Sarbanes-Oxley Act of 2002.  Nixson claims economic damages in an amount “in excess of $1.0 million,” $1.0 million in non-economic damages, exemplary damages, and reasonable costs and fees.  The Company maintains that Nixson was terminated in connection with a reorganization of the Company’s sales force because of his inadequate performance and perceived inability to effectively market new strategic initiatives, and not as a consequence of discrimination or retaliation.  The Company intends to vigorously contest Nixson's allegations.

In April, 2008, the Company and Ames Department Store, Inc (“Ames”), the latter of which had voluntarily filed for bankruptcy in August 2001, entered into a settlement agreement whereby the Company will pay to Ames $47,000 in 10 equal installments of $4,700 monthly starting in April 2008.  Ames originally claimed it had made certain transfers of approximately $97,000 considered preferential pursuant to Section 547 of the Bankruptcy Code prior to its filing for bankruptcy voluntarily in April 2001.  The Company accrued for this settlement as of December 31, 2007.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The market for the Company’s common stock is not an exchange but is on the OTC Bulletin Board, an established quotation service regulated by the NASD.  As of the date of filing of this Report, the Company had approximately 1,000 beneficial holders of its common stock.

Shares of the Company’s common stock are traded on the OTC Bulletin Board under the ticker symbol “ISAC.OB”.  The reported last sale price of the common stock on the OTC Bulletin Board on April 18, 2008 was $0.20. The table below sets forth the high and low bid prices of the Company’s common stock for the periods indicated, as quoted by the OTC Bulletin Board Research Service.  Such quotations reflect inter-dealer prices, without retail markup, markdown or commission, and may not represent actual transactions.

Quarter Ended	High	Low	High	Low
	2007		2006

March 31	$4.70	$1.97	$6.80	$4.40
June 30	$2.06	$0.82	$6.20	$4.50
September 30	$1.24	$0.93	$6.20	$4.70
December 31	$1.10	$0.30	$6.20	$4.01

We have not paid any cash dividends on our common stock during the years ended December 31, 2007 and 2006.  The Company anticipates that all of its earnings, if any, will be retained for the foreseeable future for use in the operations of its business.  Any future determination as to the payment of dividends will be at the discretion of the Company’s Board of Directors and will depend upon the Company’s results of operations, financial condition, restrictions in its credit facilities and other factors deemed relevant by the Board of Directors.

On May 15, 1997, the Board of Directors of the Company and the Company’s stockholders adopted the 1997 Omnibus Stock Plan (the “Plan”). The Plan was amended and restated pursuant to authority granted by the Company’s stockholders at the 2003 annual meeting of stockholders to increase the shares of common stock that may be issued with respect to awards granted under the Plan to an aggregate of 2.2 million shares. The Plan is administered by the Compensation Committee of the Board of Directors (the “Compensation Committee”). Participation in the Plan is open to all employees, officers, directors and consultants of the Company or any of its affiliates, as may be selected by the Compensation Committee from time to time. The Plan allows for stock options, stock appreciation rights, stock awards, phantom stock awards and performance awards to be granted. The Compensation Committee will determine the prices, vesting schedules, expiration dates and other material conditions upon which such awards may be exercised.  As of December 31, 2007, options to purchase 1,146,367 shares remained outstanding with a weighted average exercise price of $1.70 per share.  Through December 31, 2007, options to purchase 733,233 shares had been exercised at a weighted average exercise price of $0.99 per share.  The issuance of such stock options was exempt from the registration requirements of the Securities Act, pursuant to Section 4(2) thereunder. The Company filed a Registration Statement on Form S-8 with the Securities and Exchange Commission (the "SEC") on July 29, 2004 to register the shares of its common stock issuable pursuant to awards granted under the Plan.

    In April 2005, the Board of Directors of the Company and the Company’s stockholders adopted the Non-Employee Directors Stock Option Plan (the “Directors Plan”), whereby immediately following each annual meeting of the Company, each non-employee directors receive automatic grants of options to purchase common stock in amounts that are specified by such plan.  The exercise prices of all options granted under the Directors Plan are fixed at 100% of the market price of the common stock on each automatic grant date.  The Company has reserved 450,000 shares of common stock for issuance under the Directors Plan. Options to purchase 340,000 shares of common stock with a weighted average exercise price of $4.07 per share were granted under the Directors Plan through December 31, 2007.  All of the options were outstanding and unexercised at December 31, 2007.

    Prior to 2003, the Company granted warrants to purchase 500,000 shares of the Company’s common stock for $0.75 per share to Textile.  In 2005, Textile assigned these warrants to an unaffiliated entity. In December 2005, this unaffiliated entity exercised its right to purchase 250,000 shares and, in accordance with the net issuance formula contained in the warrants and in lieu of paying $0.75 per share, gave up the right to purchase 43,605 shares and received 206,395 shares in the transaction based upon a closing price of $4.30 per share on the exercise date.  In December 2006, this unaffiliated entity notified the Company it was exercising its right to purchase the remaining 250,000 shares.  The exercise was completed in January 2007 at which time, in accordance with the net issuance formula contained in the warrants and in lieu of paying $0.75 per share, the unaffiliated entity gave up the right to purchase 41,667 shares and received 208,333 shares in the transaction based upon a closing price of $4.50 per share on the notification date.  There were outstanding warrants to purchase 250,000 shares of common stock at December 31, 2006.  There were no outstanding warrants at December 31, 2007.

In June 2007, the Board of Directors of the Company adopted the 2007 Stock Incentive Plan (the “2007 Plan”).  The 2007 Plan allows the Company to grant incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, and unrestricted stock and performance shares.  The Company has reserved 600,000 shares of common stock for issuance under the 2007 Plan.  At December 31, 2007, 110,000 restricted stock units were outstanding.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,486,367	$2.24	110,000
Equity compensation plans not approved by security holders	110,000	$0.00	490,000

ITEM 6.	SELECTED FINANCIAL DATA

The selected financial data set forth below has been derived from the consolidated financial statements of the Company and the related notes thereto. The statement of operations data for the years ended December 31, 2007, 2006 and 2005 and the balance sheet data as of December 31, 2007 and 2006 are derived from the consolidated financial statements of the Company, included elsewhere herein, which have been audited by BDO Seidman, LLP, independent registered public accountants. The statement of operations data for the years ended December 31, 2004 and 2003 and the balance sheet data as of December 31, 2005, 2004 and 2003 are derived from the consolidated financial statements of the Company, which have been audited but are not contained herein. The following selected financial data should be read in conjunction with the Company’s consolidated financial statements and the related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included elsewhere herein.

	As of December 31,
	2007	2006	2005	2004	2003
Balance Sheet Data:	(in thousands)
Working capital	$4,095	$15,151	$13,086	$8,595	$4,578
Total assets	11,056	28,809	27,143	27,833	20,090
Total debt	2,805	5,493	4,620	6,781	10,782
Stockholders’ equity	4,304	17,068	13,144	12,154	5,547

	Year Ended December 31,
	2007	2006	2005	2004	2003
Statement of Operations Data:	(in thousands except per share data)
Net sales	$37,214	$82,236	$83,289	$80,649	$64,305
Cost of sales	26,551	48,945	49,070	49,583	43,706

Gross profit	10,663	33,291	34,219	31,066	20,599
Operating expenses	26,057	27,249	28,550	25,243	21,409

Operating (loss) income	(15,394)	6,042	5,669	5,823	(810)

Interest, net and other expenses	(173)	(621)	(436)	(703)	(885)

(Loss) income before income taxes	(15,567)	5,421	5,233	5,120	(1,695)
Income tax (expense) benefit, net	(77)	(2,814)	1,178	1,045	—

Net (loss) income	$(15,644)	$2,607	$6,411	$6,165	$(1,695)

Basic net (loss) income per share	$(1.27)	$0.22	$0.55	$0.55	$(0.15)

Basic weighted average common shares outstanding	12,348	12,020	11,729	11,264	11,135

Diluted net (loss) income per share	$(1.27)	$0.21	$0.48	$0.46	$(0.15)

Diluted weighted average common shares outstanding	12,348	12,692	13,397	13,355	11,135

    Basic and diluted loss per share were the same for 2007 and 2003 as dilutive securities were excluded from the computation of net loss per share because their inclusion would have been anti-dilutive.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the “Selected Financial Data” and the Company’s consolidated financial statements and the related notes thereto, which are included elsewhere in this Report.

Executive Overview

The Company, which operates in one business segment, is a designer and marketer of branded jeanswear and sportswear. The Company offers collections of Girbaud branded jeanswear and sportswear for men and women in the United States, Puerto Rico and the U.S. Virgin Islands. The Girbaud brand is an internationally recognized designer label with a distinct European influence. The Company has positioned its Girbaud brand line with a broad assortment of products, styles and fabrications reflecting a contemporary European look. The Company markets a full collection of men’s and women’s jeanswear and sportswear under the Girbaud brand, including a broad array of bottoms, tops and outerwear.  The Company focuses its efforts on the Girbaud brand exclusively which provided all of the Company’s net sales in 2007, 2006 and 2005.

U.S. retailers, in particular those in the urban segment, reported generally disappointing sales in 2007.  These external declines can be attributable to a decline in the overall economic environment during 2007, as well as a change in consumers' tastes for the styling of the Company's products.  During the conclusion of 2007, the Company developed a strategy to improve the overall retail distribution to create greater consumer demand and improve overall margin. In addition, the Company sought to update the styling of products to a more streamlined design focused primarily around a core product offering to the market place.  The Company also had to sell off its excess older inventory styles to a market base that did not compete with the newer designs. In connection with these trends and changes in strategies, the Company's net sales decreased 54.7% to $37.2 million in 2007 from $82.2 million in 2006. The Company reported net (loss) income of $(15.6) million, $2.6 million and $6.4 million during the years ended December 31, 2007, 2006 and 2005, respectively.

To improve the Company’s financial performance, the Company has initiated the following:

●
The Company introduced a new line of fashion apparel for men and women called “Le Jean de Marithé + François Girbaud” (“Le Jean”).  Le Jean is intended to appeal to a broader customer base than the Company’s existing line.  The first collection for Le Jean was made available for shipment in January 2008 and is in a testing phase during 2008.

●
The Company has taken steps to reduce its cost structures and improve the effectiveness of its organization.  The steps include headcount reduction through staff terminations, and attrition from 110 at December 31, 2006 to 68 at December 31, 2007.  The Company expects that these actions will result in annual cost savings of approximately $2.7 million.  Additionally, the Company has reorganized its design organization and sales organization to improve efficiency.

●
In March 2008, the Company entered into an agreement to sell its Baltimore facility (approximately 35,000 square feet) for $0.9 million.  The agreement provides the buyer a 30-day feasibility period and 60 days thereafter to close the sale.  The buyer has requested, and the Company has agreed, to extend the feasibility period an additional 45 days.  The buyer has provided the Company a $25,000 escrow deposit that becomes non-refundable after the feasibility period, as extended.  The agreement also provides that the Company can remain in the premises for a 90-day period (rent free) after the closing date with an optional 90-day rental period thereafter.  Once the sale is complete, the Company plans to find a suitable location (approximately 5,000 square feet) in the Baltimore area to relocate its Baltimore staff of approximately 20 people.  The Company anticipates a net gain of approximately $0.6 million and net proceeds of approximately $0.8 million after closing costs and broker commissions.  The net proceeds which will be used to pay down any balances on the Company’s revolving line of credit.

During the first quarter of 2008, the Company continued to experience reduced sales and net losses due to a slow-moving retail market as a whole despite the Company's receipt of positive feedback from several department store retailers regarding its current line. Cash used in operations from these losses, which totaled approximately $3.3 million, has been funded by the Company’s cash balances at the beginning of the year and the utilization of the revolving line of credit through the first three months of 2008.  Because the revolving line of credit is primarily based on accounts receivable generated by sales resulting in excess availability of approximately $0.5 million at March 31, 2008, the Company anticipates it will require additional financing by the end of April or May to meet its 2008 operating needs.  On May 9, 2008, the Company's major stockholder, certain directors and an executive officer and the Company entered into a series of definitive agreements whereby they will collectively invest approximately $2.1 million for 10.5 million newly issued and unregistered shares of the Company's common stock, defer payments of $1.5 million minimum royalties until 2009 and convert approximately $2.9 million of the subordinated note and accrued interest due the licensor into approximately 14.3 million newly issued and unregistered shares of the Company's common stock.  In connection with these definitive agreements, Wachovia Bank National Association (“Wachovia”), the holder of the Company's revolving line of credit facility, has agreed to amend its agreement to assist the Company by offering adjustments to the borrowing base calculations to help provide cash availability to the Company.  See “Liquidity and Capital Resources” below for further information.

Critical Accounting Policies and Estimates

The Company’s significant accounting policies are more fully described in its Notes to the Consolidated Financial Statements set forth in the Company’s consolidated financial statements and the notes thereto, which accompany this Report.  The preparation of these consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related notes.  In preparing these consolidated financial statements, management has made its best estimates and judgments of certain amounts included in the consolidated financial statements, giving due consideration to materiality.  The Company does not believe there is a great likelihood that materially different amounts would be reported related to the accounting policies described below; however, application of these accounting policies involves the exercise of judgment and the use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.

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

Revenue is recognized upon the transfer of title and risk of ownership to customers. Revenue is recorded net of discounts and net of provisions for estimated returns and allowances.  On a seasonal basis, the Company negotiates price adjustments with its retail customers as sales incentives.  The Company accrues the cost of such adjustments on an ongoing basis considering actual price adjustments, historical trends, projected seasonal results and an evaluation of current economic conditions.  These costs, which have been recorded as a reduction to net revenue, were $2.4 million, $1.9 million and $3.7 million for the years ended December 31, 2007, 2006 and 2005, respectively.

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

The Company is using the Black-Scholes option-pricing model to value compensation expense associated with equity awards (i.e., options and warrants). The expected term of equity awards granted is derived using a simplified method using an average of the vesting term and the contractual term.  The risk-free interest rate is based on the U.S. Treasury rates at the date of grant. The forfeiture rate is based on the most recent past turnover experience of the Company.  Expected volatility is based on the historical volatility of the Company’s stock.

Results of Operations

	Year Ended December 31,
	2007	2006	2005

Net sales	100.0%	100.0%	100.0%
Cost of sales	71.3%	59.5%	58.9%

Gross profit	28.7%	40.5%	41.1%

Selling expenses	22.3%	12.7%	13.0%
License fees	12.1%	6.6%	6.1%
Distribution and shipping expenses	5.3%	3.0%	2.6%
General and administrative expenses	23.2%	10.9%	10.3%
Litigation settlement	—	—	2.2%
Severance	5.4%	—	—
Loss on write-off of assets	2.0%	—	—
Gain on sale of trademark	(0.3%)	—	—

Operating income	(41.3%)	7.3%	6.9%

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Net Sales and Gross Profit

The Company’s overall net sales declined significantly in 2007 and, as a result of this decline, the Company reported a net loss of $15.6 million during 2007 compared to net income of $2.6 during 2006.  Net sales decreased 54.7% to $37.2 million in 2007 from $82.2 million in 2006. Net sales of the Girbaud men's product line decreased $38.5 million, or 54.6%, to $32.1 million, while net sales of the Girbaud women's product line decreased $6.5 million, or 55.7%, to $5.2 million.

Gross profit decreased 67.9% to $10.7 million in 2007 from $33.3 million in 2006. Gross margin, or gross profit as a percentage of net sales, decreased to 28.8% from 40.5% over the same period.

Gross units sold decreased 47.7% to 2.3 million units in 2007 compared to 4.4 million units in 2006. Gross sales (sales before adjustment for returns and allowances) decreased 52.6% to $41.7 million in 2007 compared to $87.9 million in 2006. The related gross profit on these sales (unadjusted for returns and allowances) decreased $21.8 million to $14.6 million in 2007 from $36.4 million in 2006. Returns and allowances increased to 10.8% of gross sales in 2007 from 6.4% in 2006 mainly as a result of an increase in negotiated sales incentive price adjustments provided to department store customers ($2.4 million in 2007 compared to $1.9 million in 2006).

The main contributing factors affecting gross sales, gross profit and gross margin were as follows:

●
Sales of goods sold at regular prices (including in season promotional discounts) – Sales of goods sold at regular prices decreased $45.1 million to $32.4 million in 2007 (from $77.5 million in 2006).  Gross profit margin on these sales (before adjustments for returns and allowances) was 48.3% in 2007 compared to 46.2% in 2006.

●
Sales of goods sold at off-price liquidations to discount retail stores – Sales of goods sold at off-price liquidations decreased $1.1 million to $9.3 million in 2007 (from $10.4 million in 2006). Gross profit margin on these sales (before adjustments for returns and allowances) was a loss percentage of 10.9% in 2007 compared to a profit percentage of 5.3% in 2006.

Selling, License, Distribution and Shipping, General and Administrative and Litigation Settlement Expenses

 Operating expenses decreased 4.0% to $26.1 million in 2007 from $27.2 million in 2006. As a percentage of net sales, operating expenses increased to 70.0% from 33.2% over the same period mostly as a result of decreased sales.

Selling expenses decreased $2.1 million to $8.3 million in 2007 from $10.4 million in 2006.  Sales department expense increased slightly to $2.5 million in 2007 from $2.4 million in the 2006. As a result of the decrease in sales, commission expense decreased to $1.3 million in 2007 compared to $3.1 million in 2006.  Design expense decreased to $2.1 million in 2007 compared to $3.1 million in 2006 primarily as a result of decreases in sample expenses and salary expenses partially offset by increased consulting costs.  Advertising and promotional related expenses increased to $2.2 million in 2007 from $1.6 million in 2006 as a result of increases in show expenses and print media relating to the launch of the new line.

License fees decreased $0.9 million to $4.5 million (representing minimum royalty requirements of the licensing agreements) in 2007 from $5.4 million in 2006. As a percentage of net sales, license fees increased to 12.1% in 2007 compared to 6.6% in 2006.

Distribution and shipping decreased $0.5 million to $2.0 million in 2007 from $2.5 million in 2006 as a result of lower shipping expenses associated with the decrease in units shipped.  General and administrative expenses decreased 4.4% to $8.6 million in 2007 from $9.0 million in 2006.  The decrease was mainly attributable to the decrease in salary expense due to headcount reductions, which was partially offset by the increase in professional fees.

Additionally, the Company recorded an accrual of $2.0 million in 2007 as a result of severance agreements provided to those employees affected by the headcount reductions as part of the Company’s operational restructuring.

Impairment of Assets

The Company is required to perform impairment tests on its assets (i) whenever events or changes in circumstances lead to a reduction of the estimated useful life or estimated future cash flows that would indicate that the carrying amount may not be recoverable and (ii) whenever management’s plans change with respect to those assets.  For two groups of assets relating to store fixtures and a show booth, the Company concluded that the asset value was impaired and recorded a write-down in 2007 of the net book value of those assets totaling $0.8 million.  During 2006, the Company did not write-down any of its assets.

Sale of Intangible Assets

During the third quarter of 2007, the Company received cash receipts of $0.1 million relating to the sale of the rights of its Lord Isaacs trademark. Additionally, the Company recognized a $0.1 million gain from this sale.  In contrast, there were no sales of intangible assets in 2006.

Interest Expense

 Interest expense decreased to $0.2 million in 2007 from $0.6 million in 2006 as a result of decreased borrowings under the Company’s revolving credit facility.

 Income Taxes

Until 2004, the Company maintained a valuation allowance equal to the deferred tax asset, thereby recognizing a net deferred tax asset of zero.  Starting in 2004, and continuing through the first three quarters of 2006, the Company began to recognize a net deferred tax asset based on the Company’s evaluation that it would, at that time, more likely then not generate future taxable income to utilize the NOL for income tax purposes.   Therefore, the Company recognized net income tax benefits of $1,178,000 and $1,045,000 for 2005 and 2004, respectively.  During the completion of the Company’s 2006 audit in the first quarter of 2007, based on a review of operating results to date, as well as the forecast of remaining 2007 net income, it was determined that the more likely than not conditions for recognition of the deferred tax asset were not met. Accordingly as of December 31, 2006, the Company recorded an adjustment to the valuation allowance equal to the full amount of the previously recognized deferred tax asset of $3.5 million. This resulted in the Company recognizing net income tax expense of $2.8 million in 2006.  As of December 31, 2007, the Company had approximately $47.0 million of net operating loss carryforwards, which represents approximately $18.5 million of deferred tax assets.  The Company has determined the more likely than not conditions have not been met and has reserved the entire amount at December 31, 2007 and 2006.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Net Sales and Gross Profit

 Net sales decreased 1.3% to $82.2 million in 2006 from $83.3 million in 2005. Net sales of the Girbaud men’s product line increased $1.3 million, or 1.9%, to $70.6 million, while net sales of the Girbaud women’s product line decreased $2.4 million, or 17.1%, to $11.6 million.

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

The main contributing factors affecting gross sales, gross profit and gross margin were as follows:

•
Sales of goods sold at regular prices (including in season promotional discounts) – Sales of goods sold at regular prices decreased $5.5 million to $77.5 million in 2006 (from $83.0 million in 2005).  Gross profit margin on these sales (before adjustments for returns and allowances) was 46.2% in 2006 compared to 48.4% in 2005.

●
Sales of goods sold at off-price liquidations to discount retail stores – Sales of goods sold at off-price liquidations increased $2.3 million to $10.4 million in 2006 (from $8.1 million in 2005). Gross profit margin on these sales (before adjustments for returns and allowances) was 5.3% in 2006 compared to a loss percentage of 19.9% in 2005.

Selling, License, Distribution and Shipping, General and Administrative and Litigation Settlement Expenses

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

License fees increased $0.3 million to $5.4 million in 2006 from $5.1 million in 2005. As a percentage of net sales, license fees increased to 6.6% in 2006 compared to 6.1% in 2005. The increases in license fees were primarily due to the overall increase in men’s product sales, thereby increasing the related licensing fee, while the overall decrease in women’s product sales did not reduce the minimum royalties owed by the Company.

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

Interest Expense

 Interest expense increased to $0.6 million in 2006 from $0.4 million in 2005 as a result of increased borrowings under the Company’s revolving credit facility.

 Income Taxes

Until 2004, the Company maintained a valuation allowance equal to the deferred tax asset, thereby recognizing a net deferred tax asset of zero.  Starting in 2004, and continuing through the first three quarters of 2006, the Company began to recognize a net deferred tax asset based on the Company’s evaluation that it would, at that time, more likely than not generate future taxable income to utilize the NOL for income tax purposes.   Therefore, the Company recognized net income tax benefits of $1,178,000 and $1,045,000 for 2005 and 2004, respectively.  During the completion of the Company’s 2006 audit in the first quarter of 2007, based on a review of operating results to date, as well as the forecast of remaining 2007 net income, it was determined that the more likely than not conditions for recognition of the deferred tax asset were not met. Accordingly as of December 31, 2006, the Company recorded an adjustment to the valuation allowance equal to the full amount of the previously recognized deferred tax asset of $3.5 million. This resulted in the Company recognizing net income tax expense of $2.8 million in 2006.

Liquidity and Capital Resources

The Company has relied primarily on asset-based borrowings, trade credit and internally generated funds to finance its operations. Accounts receivable in 2007 decreased $10.8 million to $2.5 million from $13.3 million in 2006, and inventory decreased $6.7 million during 2007 to $3.8 million from $10.5 million in 2006. Accounts payable and accrued liabilities remained relatively unchanged at approximately $4.6 million in 2007 and 2006. Cash and cash equivalents held by the Company increased to $1.2 million at December 31, 2007 compared to $0.5 million at December 31, 2006, while its working capital decreased to $4.1 million at December 31, 2007 from $15.2 million at December 31, 2006. The decreases in the accounts receivable, inventory and working capital were directly attributable to the decreases in sales and related gross profit during 2007 from the prior year.  See sections "Executive Overview" and "Results of Operations" for further discussions of the decreases in sales and gross profit.

Cash Flow

Cash flow provided by operations in 2007 was $4.4 million compared to minimal cash flow provided by operations in 2006.  The increase in 2007 was primarily due to the decreases in inventory and accounts receivable.

Cash used in investing activities, which totaled $0.3 million in 2007 compared to $1.0 million in 2006, was mainly for show booths and store fixtures to promote the Girbaud brand.  Cash used in financing activities totaled $3.4 million in 2007 compared to cash provided by financing activities of $0.5 million in 2006.  In 2007, cash used in financing activities primarily resulted from net payments under the revolving line of credit of $3.4 million.

Credit Facilities and Subordinated Note

On December 30, 2004, the Company entered into a three-year credit facility (the “Credit Facility”) with Wachovia Bank, National Association (“Wachovia”).  The Company has since entered into an amendment to this Credit Facility, which is discussed below. The Credit Facility provided that the Company could borrow, using as collateral, up to 85% of eligible accounts receivable and a portion of eligible inventory, both as defined by the Credit Facility.  Borrowings under the Credit Facility were not to exceed $25.0 million ($15.0 million as amended), including outstanding letters of credit which were limited to $8.0 million at any one time.  The Credit Facility accorded to the Company the right, at its election, to borrow these amounts as either Prime Rate Loans or LIBOR Loans.  Prime Rate Loans bear interest at the prime rate plus the applicable margin in effect from time to time.  Pursuant to the Credit Facility, LIBOR Loans were limited to three in total, had to be a minimum of $1,000,000 each and in integral multiples of $500,000 in excess of that amount, and had to bear interest at the LIBOR rate plus the applicable margin in effect from time to time.  The applicable margins, as defined by the Credit Facility, fluctuated from 0.00% to 0.75% for the Prime Rate Loans and 2.00% to 2.75% for LIBOR Loans.  The applicable margins were inversely affected by fluctuations in the amount of “excess availability,” defined as the unused portion of the amount available under the facility, which were in staggered increments from less than $2.5 million to $7.5 million.  The Prime Rate and the LIBOR Rate were 7.25% and 4.49%, respectively, at December 31, 2007.  All the amounts borrowed under the Credit Facility at December 31, 2007 were Prime Rate Loans, and the effective rate was 7.25% at that time.  Prior to being amended, the Credit Facility also required the Company to comply with certain covenants expressed as fixed charge coverage ratios and tangible liability to net worth ratios.

On November 13, 2007, the Company entered into a Second Amendment to the Credit Facility (the “Second Amendment Credit Facility”) with Wachovia.  In summary, the Second Amendment Credit Facility does the following:

•	waives all existing defaults from March 2007 through September 2007;

•	extends the termination date of the Credit Facility from December 28, 2007 to December 31, 2011;

•
offers two borrowing options from which the Company can choose.  One option offers, using as collateral, up to 85% of eligible accounts receivable minus reserves (both as defined by the Credit Facility), as designated by Wachovia.  The other option provides, using as collateral, up to 85% of eligible accounts receivable and a portion of eligible inventory (not to exceed $8.0 million) minus reserves as designated by Wachovia.  The Company must maintain excess availability of $2.0 million ($1.5 million if certain ratios are met) under this second option;

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

At December 31, 2007, the Company had no borrowings under the Credit Facility and had outstanding letters of credit of approximately $0.1 million.  At March 31, 2008, borrowings under the Credit Facility were approximately $1.9 million and availability in excess of these borrowings was approximately $0.9 million.

On May 6, 2002, Textile Investment International S.A. (“Textile”), an affiliate of Latitude Licensing Corp. (“Latitude”), the licensor of the Girbaud Marks to the Company, acquired a note that the Company had issued to a former licensor.  On May 21, 2002, Textile exchanged that note for an amended and restated note (the “Replacement Note”), in the amount of $6,557,909 bearing interest at the rate of 8% per annum.

In connection with the execution of the Credit Facility, the Replacement Note was further amended and restated to subordinate Textile’s rights to the rights of Wachovia under the Credit Facility (the “Amended and Restated Replacement Note” and together with the Replacement Note, the “Textile Notes”).

In connection with the execution of the Credit Facility Second Amendment on November 13, 2007, the Company, Textile and Wachovia amended the Intercreditor and Subordination Agreement (the “Intercreditor and Subordination Agreement Amendment”) whereby, on and after January 1, 2009, the Company may make regularly scheduled payments of principal that, for the purposes hereof, shall include deferred note payments, with respect to the Replacement Note and interest thereon on an unaccelerated basis, in accordance with the terms of the Intercreditor and Subordination Agreement Amendment provided that the Company is in compliance with the covenants of the Credit Facility Second Amendment. In connection with this amendment, all subordinated debt maturities of $2,103,461 and accrued interest of $701,280 were classified as a noncurrent liability at December 31, 2007.

Internal and External Sources of Liquidity

Gross profit for fiscal year 2007 was $10.7 million, which was insufficient to meet our operating expenses of $26.1 million for the same period.  However, for the twelve months ended December 31, 2007, the cash flow generated from operating activities was sufficient to fund our daily operations, mainly as a result of the Company’s ability to collect the accounts receivable during the year and its ability to sell-off and reduce its inventory levels over the second half of 2007.  During 2007, the Company substantially reduced its headcount and other operating expenses in preparation for reduced sales levels that are forecasted in 2008.

During the first quarter of 2008, the Company continued to experience reduced sales and net losses due to a slow-moving retail market as a whole despite the Company’s receipt of positive feedback from several department store retailers regarding its current line.  Cash used in operations from these losses, which totaled approximately $2.9 million, has been funded by the Company’s cash balances at the beginning of the year and the utilization of the revolving line of credit through the first three months of 2008.  Because the revolving line of credit is primarily based on accounts receivable generated by sales resulting in excess availability of approximately $0.9 million at March 31, 2008, the Company anticipates it will require additional financing by the end of April or May to meet its 2008 operating needs.

As previously stated, the Company is dependent on receiving additional debt and/or equity financing to meet its operating needs for 2008 and is actively pursuing potential financing options to secure additional funds to first stabilize and then grow the business operations.  On May 9, 2008, Textile (the Company's major stockholder and an affiliate of Latitude), Wurzburg (a stockholder, an affiliate of both Textile and Girbaud Design and the assigned holder by Latitude of the Company's licensing agreements), Olivier Bachellerie (a director of the Company), René Faltz (also a director of the Company) and the Company entered into a series of definitive agreement (the “Transaction”) pursuant to which:

●
The Amended and Restated Subordinated Secured Promissory Note, dated as of December 30, 2004, by and between the Company (as borrower) and Textile (as purchaser and lender), was fully discharged and cancelled such that approximately $2.9 million, including interest accrued though May 9, 2008, was converted into approximately 14.3 million of newly issued shares of the Company’s common stock and sold at a conversion price of $0.20 per share in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”);

●
Textile and Messrs. Bachellerie and Faltz collectively purchased, in a private placement exempt from the registration requirements of the Securities Act, 10.0 million newly issued shares of the Company’s common stock at a price of $0.20 per share.  The Company will receive $2.0 million for issuance of these shares;

●	Textile, Wurzburg, Messrs. Bachellerie and Faltz, and the Company entered into an investor rights agreement whereby Textile, Wurzburg, and Messrs. Bachellerie and Faltz were granted certain registration, representation on the Board of Directors and other rights set forth therein;

●
Mr. Robert S. Stec, the Company’s Chief Executive Officer, purchased in a private placement exempt from the registration requirements of the Securities Act, 0.5 million newly issued and unregistered shares of the Company’s common stock at a price of $0.20 per share.  The Company received $0.1 million for issuance of these shares;

●
The Girbaud Men’s Agreement, dated as of November 1, 1997, by and between Girbaud Design and I.C. Isaacs & Company, L.P.,  and the Girbaud Women’s Agreement, dated as of March 4, 1998, by and between Latitude and I.C. Isaacs & Company, L.P., were both amended to defer the minimum royalty payments due in the months of February, March, April and May 2008.  These minimum royalty deferrals, totaling $1.5 million, will accrue interest at a rate of 10% per annum and will be payable no later than December 31, 2009 ;

●
The Company agreed that no bonus payments will be paid in 2008 to its senior management, nor will the Company issue any bonus payments to senior management with respect to the Company’s financial performance in fiscal year 2008.  With the prior written consent of Textile, the Company may provide equity incentive compensation to senior management in lieu of bonuses for fiscal year2008; and

●	Mr. Stec’s employment agreement was extended through December 2011.

     The Company is currently evaluating the accounting for the transaction in order to determine whether any charge would be required to be recorded in its second quarter 2008 financial statements.

     In connection with these transactions, the Company amended its three-year Credit Facility, dated as of December 30, 2004, as amended (the “Credit Facility”), with Wachovia Bank, National Association (“Wachovia”).  On April 21, 2008, the Company entered into a Third Amendment to the Credit Facility (the “Credit Facility Third Amendment”) with Wachovia.  The Credit Facility Third Amendment provides for the following:

●	offers two additional borrowing base options from which the Company may elect. Under the first option, the Company may borrow up to 85% of eligible accounts receivable and a portion of eligible inventory (not to exceed $500,000) minus reserves (both as defined by the Credit Facility Third Amendment), as designated by Wachovia. This option was available to the Company until the earlier of May 30, 2008 and the consummation of the Transaction, which consummation occured on May 9, 2008. As such, the first option is no longer available to the Company. Under the second option, the Company may borrow up to 85% of eligible accounts receivable and a portion of eligible inventory (not to exceed $8.0 million) minus reserves, as designated by Wachovia. The Company must maintain excess availability of $1.5 million ($1.0 million if certain ratios are met) under this second option. This option became available following the consummation of the Transaction;

●	imposes a fixed charge coverage ratio requirement at all times that the Company elects the second borrowing option above of not less than (i) 1.00 for the first three fiscal quarters of 2009 and (ii) 1.20 to 1.00 for each fiscal quarter thereafter;

●	sets the applicable margin through January 1, 2009 to 0.25% for Prime Rate Loans and 2.50% for LIBOR loans;

●	reduces the amount of capital expenditures the Company can incur for each fiscal year to $250,000 for 2008, $300,000 for 2009, and $500,000 for 2010 and each fiscal year thereafter;

●	limits the Company from entering into any lease or rental payments exceeding $175,000 in any 12 month period; and

●	requires the proceeds from the potential sale of the Company’s Baltimore facility to be used to pay down any existing loans on the revolving line of credit and to establish a reserve of such amount on all borrowing base options until 2009 and if the Company must meet certain fixed charge coverage ratios.

    While the Company believes this infusion of cash through the equity transactions, the expense deferrals and the amendment on the Credit Facility will be sufficient to meets its operating needs for 2008 to stabilize and grow the business, the Company cannot assure its investors that this cash infusion together with cash from operations will be sufficient to fund the Company’s operations for the next 12 months.  See previous discussions regarding the Company's financing requirements.  As a result, our independent registered public accounting firm has issued an explanatory paragraph in its report dated May 7, 2008 regarding the Company's ability to continue as a going concern.

The Company extends credit to its customers.  Accordingly, the Company may have significant risk in collecting accounts receivable from its customers.  The Company has credit policies and procedures that it uses to minimize exposure to credit losses.  The Company’s collection personnel regularly contact customers with receivable balances outstanding beyond 30 days to expedite collection.  If these collection efforts are unsuccessful, the Company may discontinue merchandise shipments until the outstanding balance is paid.  Ultimately, the Company may engage an outside collection organization to collect past due accounts.  Timely contact with customers has been effective in minimizing its credit losses.  In 2007 and 2006, the Company’s accounts receivable write-offs were $1.0 million and $0.4 million, respectively, and as a percentage of sales were 2.7% and 0.6%, respectively.

    The Company had the following contractual obligations and commercial commitments as of December 31, 2007:

Schedule of contractual obligations:
	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Girbaud license obligations	$31,500,000	$4,875,000	$8,625,000	$9,000,000	$9,000,000
Promotional expense license requirement	9,100,000	1,300,000	2,600,000	2,600,000	2,600,000
Long-term debt (*)	3,405,000	—	2,400,000	1,005,000	—
Operating leases	3,398,000	457,000	910,000	991,000	1,040,000
Girbaud fashion shows	2,100,000	300,000	600,000	600,000	600,000
Girbaud creative & advertising fees	1,820,000	260,000	520,000	520,000	520,000
Employment agreements	1,360,000	660,000	700,000	—	—
Severance agreements	872,000	872,000	—	—	—
Total contractual cash obligations	$53,555,000	$8,724,000	$16,355,000	$14,716,000	$13,760,000

(*) Includes principal and accrued interest payments due as of December 31, 2007, as well as interest to accrue through the revised payment term of the note payable. This note, excluding additional interest not yet accrued, is to be converted into common stock of the Company as outlined in the definitive agreement discussed above.

Schedule of commercial commitments:
	Amount of Commitment Expiration by Period
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Line of credit (including letters of credit) (*)	$15,000,000	$15,000,000	$—	$—	$—

Total commercial commitments	$15,000,000	$15,000,000	$—	$—	$—

(*)At December 31, 2007, the Company had no borrowings under the Credit Facility and had outstanding letters of credit of approximately $0.1 million.

Inflation

The Company does not believe that the relatively moderate rates of inflation experienced in the United States over the two years have had a significant effect on its net sales or profitability. Although higher rates of inflation have been experienced in a number of foreign countries in which the Company’s products are manufactured, the Company does not believe that they have had a material effect on the Company’s net sales or profitability.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice.  This Statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  In February 2008, FASB issued FASB Staff Position SFAS No. 157-2, which defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the entity's financial statements on a recurring basis.  The Company is evaluating the impact, if any; SFAS 157 will have on its financial condition or results of operations.

On February 15, 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities.  SFAS 159 permits companies and not-for-profit organizations to make a one-time election to carry eligible types of financial assets and liabilities at fair value, even if fair value measurement is not required under GAAP. SFAS 159 is effective for fiscal years beginning after November 15, 2007.  The Company does not believe that it will have a significant impact.

    In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”), which applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  SFAS 141R may not be applied before that date.  SFAS 141R establishes principles and requirements for how the acquirer: (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree; (ii) recognizes and measures the goodwill acquired in the business combination or the gain from a bargain purchase; and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  The Company does not expect SFAS 141R to have an effect on its results of operations and its financial condition, unless the Company enters into a business combination after January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements–an amendment to ARB No. 51.  SFAS 160 requires noncontrolling interests to be recognized as equity in the consolidated financial statements, separate from the parent’s equity.  In addition, net income attributable to the noncontrolling interests is to be included in consolidated net income.  SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest.  In addition, when a subsidiary is deconsolidated, the parent must recognize a gain or loss in net income, measured using the fair value of the noncontrolling equity investment on the deconsolidation date.  Expanded disclosures are also required regarding the interests of the parent and its noncontrolling interest.  SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  The Company does not expect SFAS 160 to have any impact on its consolidated financial statements.

In December 2007, SEC issued Staff Accounting Bulletin 110, Share-Based Payment, (“SAB 110”), which updated SAB 107, Share-Based Payment.  SAB 110 allows for continued use of the simplified method for estimating the expected term of “plain vanilla” share option grants under specified conditions.  The expected term used to value a share option grant under the simplified method is the mid-point between the vesting date and the contractual term of the share option.  SAB 110 eliminates the December 31, 2007 sunset provision previously specified in SAB 107.  SAB 110 is effective for share option grants made on or after January 1, 2008.  As noted in Note 8 – Equity Awards and Stock-Based Compensation, the Company has utilized the simplified method until the Company has sufficient historical exercise data to provide a reasonable basis to estimate the expected term.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s principal market risk results from changes in floating interest rates on short-term debt. The Company does not use interest rate swap agreements to mitigate the risk of adverse changes in the prime interest rate. The impact of a 100 basis point change in interest rates affecting the Company’s short-term debt would not be material to the Company’s income, cash flow or working capital. The Company does not hold long-term interest sensitive assets and therefore is not exposed to interest rate fluctuations for its assets. The Company does not hold or purchase any derivative financial instruments for trading purposes.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the Company and the report of the independent registered public accounting firm thereon are set forth beginning on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).	CONTROLS AND PROCEDURES

    This Report includes the certification of our Chief Executive Officer and Interim Principal Financial Officer required by rule 13a-14 of the Exchange Act of 1934.  See Exhibits 31.1 and 31.2.  This Item 9A(T) includes information concerning the controls and control evaluations referred to in those certifications.

Evaluation of Disclosure Controls and Procedures

    Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that the information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified n SEC rules and forms and that such information is accumulated and communicated to the management, including the Chief Executive Officer and the Interim Principal Financial Officer to allow timely decisions regarding required disclosures.

    In connection with the preparation of this Report, our management, under the supervision and with the participation of our Chief Executive Officer and Interim Principal Financial Officer, conducted an evaluation of the effectiveness of the design and operation of disclosure controls and procedures as of the end of the period covered by this Report.  Based on the evaluation, the Chief Executive Officer and Interim Principal Financial Officer concluded that our disclosure controls and procedures have not been operating effectively as of the end of the period covered b this Report.

    In connection with the preparation of this Report, management identified a material weakness due to insufficient resources in the accounting and finance department resulting in ineffective review, monitoring and analysis of schedules, reconciliations and consolidated financial statements.

Management’s Report on Internal Control over Financial Reporting

Management's Responsibility

Management under the supervision of the Chief Executive Officer and Interim Principal Financial Officer is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal Control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures which (i) pertain to the maintenance of records that, in reasonable detail, accurately reflect transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of the management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on our financial statements.

Management's Assessment

    In connection with the preparation of this Report, our management, under the supervision and with the participation of our Chief Executive Officer and Interim Principal Financial Officer, conducted an evaluation of the effectiveness of our internal controls over financial reporting as of the end of the period covered by this Report based on criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organization of the Treadway Commission (“COSO”). In connection with such evaluation, our management concluded that a material weakness existed with respect to our internal control over financial reporting as of December 31, 2007 because of limited finance and accounting personnel to prepare and review financial statements. Lack of financial reporting resources effected the preparation and timeliness of financial reporting and closing process.

    A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.  In connection with the preparation of the consolidated financial statements for the year ended December 31, 2007, management identified deficiencies in the design or operation of our internal controls that it considers to be a material weakness in the effectiveness of internal controls over financial reporting pursuant to rules or regulations established by the SEC.

    The Company's management and Audit Committee are assessing the necessary resources required to properly prepare and review the financial statements.  The resources being reviewed include additional staffing and/or identifying outside consultants to assist management in the preparation of the financial statements.

    This Report does not include an attestation report from the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the temporary rules of the SEC that permit the Company to provide only management’s report in this Report.

Changes in Internal Control over Financial Reporting

    There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND COROPORATE GOVERNANCE

    The Board is currently composed of seven directors.  The Company's directors are elected to serve for terms that expire at each annual meeting of stockholders and when their respective successors are duly elected and qualified.  The following table sets forth certain information about the Company's current directors:

Olivier Bachellerie Age: 47 Director since 2002 President and Director General of GI Promotion and Cravatatakiller S.A. President of Fashion Services of America
Mr. Bachellerie has served since 1997 as President and Director General of GI Promotion and Cravatatakiller S.A., and as President of Fashion Services of America, Inc. GI Promotion is beneficially owned by Marithé Bachellerie and François Girbaud. Cravatatakiller S.A. is owned by Mr. Bachellerie and Mr. Bachellerie is also the major shareholder of Fashion Services of America, Inc.  Mr. Bachellerie is the son of Marithé Bachellerie, who together with Mr. Girbaud, indirectly own and possess the right to vote approximately 37% of the Company’s outstanding shares of common stock.

René Faltz Age: 54 Director since 2002 Senior Partner of Cabinet D’Avocats René Faltz
Mr. Faltz has practiced law in the Grand Duchy of Luxembourg since 1976. He has been with Cabinet D’Avocats René Faltz since March 2000, after leaving the law firm of Faltz & Kremer. Mr. Faltz is one of the Managing Directors of, and serves as counsel to, several companies that, since 2002, have been beneficially owned by Marithé Bachellerie and François Girbaud in connection with the conduct of their business activities as designers and marketers of clothing and other items bearing the various Girbaud trademarks.

Neal J. Fox Age: 73 Non-Executive Chairman of the Board Director since 1998 President and Chief Executive Officer of NJF Associates, Incorporated
Mr. Fox has served as the Company's Non-Executive Chairman of the Board since April 2007. Since 1999, he has served as the President and Chief Executive Officer of NJF Associates, specializing in brand management and business development in the apparel, accessories, cosmetics, and footwear industries. In addition, he is the President and Chief Executive Officer of Mark Cross, a luxury leather goods brand established in 1845. From 1989 through 1999, Mr. Fox served as President and CEO of Sulka, an international menswear wholesaler and retailer. From 1983 to 1988, he was Chairman, CEO and principal stockholder of Garfinckel's (including its predecessor Raleigh and Co). Beforehand, Mr. Fox held senior management positions at Neiman Marcus, Bergdorf Goodman, and I. Magnin.

François Girbaud Age: 63 Director since 2004
Mr. Girbaud, an internationally renowned designer and manufacturer of clothing, and licensor of clothing designs and trademarks for more than 25 years, became one of the Company’s directors in October 2004. Pursuant to agreements that the Company has with companies co-owned directly or indirectly by Mr. Girbaud and Marithé Bachellerie, the Company licenses the Girbaud trademarks and designs for use in the manufacture and sale of various items of clothing in North America.

Jon Hechler Age: 55 Director since 1984 President of T. Eliot, Inc.	Mr. Hechler was employed by Ira J. Hechler and Associates, an investment company, from 1980 to 1999. Since March 1994, Mr. Hechler has served as President of T. Eliot, Inc., a manufacturer of the Sani Seat® hygienic toilet seat system.

Robert Stephen Stec
Age: 53
Chief Executive Officer of the Company
Director since 2002
Chairman and Chief Executive Officer of Prestige Brands of North Carolin, LLC
Chief Executive Officer of Brand Force One, LLC

Mr. Stec became the Company’s interim Chief Executive Officer in April 2007 making the position permanent in September 2007.  Mr. Stec was a Division President of VF Corporation and had sole responsibility for VF’s Girbaud division in the United States from 1989 through 1993. From 1996 to 1998, he served as President of London Fog Industries, Inc., a leading manufacturer and marketer of branded outerwear. During 1997 and 1998, Mr. Stec served as a part-time consultant to Girbaud Design, Inc. and certain of its affiliates.  For several months in 1999, Mr. Stec served as a consultant to London Fog.  From 1999 to 2006, Mr. Stec was employed as President and Chief Executive Officer of Lexington Home Brands, a leading branded marketer of home furnishings.  Mr. Stec is currently Chairman and Chief Executive Officer and the founder of Prestige Brands of North Carolina, LLC, a home furnishings company that focuses on niche opportunities in the furniture industry. He is also the Chief Executive Officer and the founder of Brand Force One, LLC, a marketing consulting company.

John McCoy II Age: 60 Director since 2005 President of Components by John McCoy, Inc.
Mr. McCoy has worked within the apparel industry during the past 38 years. In 1970, he began working for Pierre Cardin’s sales operations and held the position of Executive Vice President – Clothing when he left that firm in 1977 to found Fitzgerald by John McCoy, a U.S. manufacturer of European styled clothing. In 1985, Mr. McCoy founded Components by John McCoy, Inc., a manufacturer and distributor of luxury clothing brands, including Gran Sasso, Mason’s, Coast, Moncler, Lenor Romano and Alfred Dunhill.  Since Components by John McCoy, Inc.’s inception in 1985, Mr. McCoy has served as its President.

Executive Officer of the Company Who Is Not Also a Director

    The following table sets forth the names and ages of our executive officer who is not a director. The table also provides a description of the positions of employment held by such executive for at least the past five years.

Timothy J. Tumminello Age: 50 Controller, Vice President & Interim Principal Financial Officer
In December 2007, Mr. Tumminello was appointed to the position of interim Principal Financial Officer of the Company, effective immediately.   Mr. Tumminello has served as the Company's Controller since May 2000.  He started his employment with the Company in May 1997, serving as the Assistant Controller until July 1999.  From July 1999 until May 2000, he served as CFO of Graphtec, Inc., a subsidiary of Consolidated Graphics, Inc.  From January 1991 until May 1997, Mr. Tumminello was employed in the Baltimore office of Deloitte & Touche LLP.  Mr. Tumminello is a certified public accountant.

    Except as noted above, each director has been engaged in the principal occupation described during the past five years.  Pursuant to a Stockholders’ Agreement by and among the Company’s largest stockholder, Wurzburg Holding S.A., its affiliate Textile Investment International S.A. and the Company, the Girbaud Group designated Olivier Bachellerie, René Faltz and François Girbaud to serve as directors of the Company.  There are no family relationships among any directors or executive officers of the Company.  Stock ownership information is shown in the “Security Ownership of Certain Beneficial Owners and Management” section and is based upon information furnished by the respective individuals.

CORPORATE GOVERNANCE

Independence of Directors

We are not subject to any law or market listing requirement that would require us to have a minimum number of “independent directors.”  However, we believe that the interests of the stockholders of a public company are best served when a majority of the directors meet the standards required of independent directors, as set forth in the applicable rules promulgated by the Securities and Exchange Commission (the “SEC”) and the Nasdaq Stock Market.  Three of the seven members of the Board – Messrs. Fox, Hechler, and McCoy – currently meet these standards.  Our Nominating Committee has been engaged in a search for additional independent directors.  If, as and when the Nominating Committee identifies suitable candidates to serve as directors, and the Board acts favorably on such persons’ candidacy, the size of the Board will be increased once again to nine members, a majority of whom will once again be independent directors.

Board and Stockholder Meetings

The Board held eight meetings during 2007. Each director is expected to attend each meeting of the Board and the committees on which he serves.  However, it is not our policy to require Board members to attend our annual stockholder meetings.  In addition to meetings, the Board and its committees review and act upon matters through written consent procedures.  One director attended less than 75% of all the meetings of the Board in fiscal 2007.

Board Committees and Meetings

The Board currently has standing Audit, Compensation and Nominating Committees.  The operations of each of these committees are governed by written charters approved by the Board.  Each committee’s current charter can be accessed through the News—Corporate Governance links on the Company’s website at www.icisaacs.com.  The membership requirements contained in the charters of each of our standing committees state that each of the members of those committees must satisfy the director independence standards set forth in the applicable rules promulgated by the SEC and the Nasdaq Stock Market, as such rules may be amended from time to time, and subject to any exceptions authorized under such rules.  Following are the committee members, as of May 16, 2008, each of whom satisfies the applicable director independence standards:

Audit:	Messrs. Fox (Chair), Hechler and McCoy
Compensation:	Messrs. Hechler (Chair), Fox and McCoy
Nominating:	Messrs. McCoy (Chair), Fox, Hechler

Committee Meetings and Attendance

Audit Committee Meetings:

The Audit Committee assists the Board in its general oversight of the Company’s financial reporting, internal controls and audit functions.  The Board has determined that Neal J. Fox, Chairman of the Audit Committee, is an “audit committee financial expert,” as such term is defined under applicable SEC regulations.  During fiscal 2007, the Audit Committee held 12 meetings.  The Audit Committee members for fiscal year 2007 were Messrs. Fox (who served, and continues to serve, as the Chair), McCoy and Hechler.

Nominating Committee Meetings:

    The Nominating Committee identifies individuals qualified to serve as members of the Board and makes recommendations to the Board regarding the selection of nominees for election as directors of the Company.  The Nominating Committee meets as often as necessary to perform its duties and responsibilities.  No meetings of the Nominating Committee were held in fiscal year 2007.  The current practice of the Nominating Committee is to hold its meeting in executive session without management.  The Nominating Committee members for fiscal year 2007 were Messrs. McCoy (who served as the Chair), Fox and Hechler.

Compensation Committee Meetings:

The Compensation Committee administers the Company’s Amended and Restated Omnibus Stock Plan (the “Omnibus Stock Plan”).  The Compensation Committee also reviews and approves various other company compensation policies and matters, and reviews and approves salaries and other matters relating to compensation of our executive officers.  The Compensation Committee meets as often as necessary to perform its duties and responsibilities.  The Compensation Committee held ten meetings during fiscal 2007.  The current practice of the Compensation Committee is to hold its meeting in executive session without management.  The Compensation Committee members for fiscal 2007 were Messrs. Hechler (who served, and continues to serve, as Chair), Fox, McCoy and Stec.  All Compensation Committee members attended at least 75% of the total number of Compensation Committee meetings held during fiscal 2007.  Mr. Stec served on the Company’s Compensation Committee until April 2007, when Mr. Stec was appointed interim CEO of the Company, at which time Mr. McCoy replaced Mr. Stec on the Compensation Committee.

Compensation Committee Interlocks and Insider Participation

All members of the Compensation Committee during 2007 were independent directors during their tenure on the committee, and none of them were our employees or former employees during their tenure.  During 2007, none of our executive officers simultaneously served on the compensation committee (or equivalent), or the board of directors, of another entity whose executive officer(s) served on our Compensation Committee or Board.

Role of the Compensation Committee

The Compensation Committee operates under a written charter adopted by the Board.  A copy of the charter can be accessed through the News—Corporate Governance links on the Company’s website at www.icisaacs.com.  The fundamental responsibilities of the Compensation Committee are:

1.	determining the compensation of the Company’s Chief Executive Officer and other executive officers as set forth in the charter;

2.	assisting the Board in discharging its responsibilities related to compensation of the Company’s directors and other executive officers;

3.	producing an annual report on executive compensation for inclusion in the Company’s annual meeting proxy statement in accordance with applicable SEC rules and regulations; and

4.	addressing any and all compensation-related issues that may arise in light of the authority described within the charter.

In addition, the Compensation Committee makes recommendations to the Board regarding incentive compensation and equity-based incentive plans that require shareholder approval, and the Compensation Committee governs all shareholder-approved plans providing for the granting of options and other stock-based awards, as well as stock appreciation rights, phantom stock awards and performance-based awards.  The plan governance role of the Compensation Committee includes the authority to adopt, administer, approve, ratify, amend, modify, review and monitor awards made under such plans.  The Compensation Committee then reviews and recommends to the Board the adoption of significant benefits plans and changes to benefits plans.  Finally, the Compensation Committee produces an annual report on senior executive compensation for inclusion in the Company’s annual meeting proxy statement, which is prepared in accordance with all applicable SEC rules and regulations.

Nominating Committee and Director Candidates

    When a vacancy opens on the Board, the Nominating Committee makes an initial assessment of the skills and experience of the current directors in order to determine the particular skills and experience that would be desirable in a new director so as to complement and enhance the combined skills and experience of the existing Board members.  The Nominating Committee will then ask Board members and others for recommendations, conduct meetings from time to time to evaluate biographical information and background material relating to potential candidates and interview selected candidates.  In considering whether to recommend any particular candidate for inclusion in the Board’s slate of recommended director nominees, the Nominating Committee takes into consideration a number of factors.  These factors include a prospective candidate’s understanding of, and experience regarding, manufacturing, finance and marketing.  These factors, and others considered useful by the Nominating Committee, are reviewed in the context of an assessment of the perceived needs of the Board at a particular point in time.  As a result, the priorities and emphasis of of the Nominating Committee and of the Board may change from time to time to take into account changes in business and other trends.  In determining whether to recommend a current director for re-election, the Nominating Committee considers, in addition to the basic qualifications for a new director, which are described above, the director’s past attendance at, and participation in, meetings and his or her overall contributions to the activities of the Board.  During 2007, we did not employ a search firm or pay fees to other third parties in connection with seeking or evaluating Board nominee candidates.  Stockholders may recommend individuals to the Nominating Committee for consideration as potential director candidates by submitting their names, together with appropriate biographical information and background materials.  Assuming that appropriate biographical and background materials have been provided on a timely basis, the Nominating Committee will evaluate stockholder-recommended candidates by following substantially the same process, and applying the same criteria, as it does in considering other candidates.

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

We believe that during fiscal 2007, all of our executive officers, directors and 10% beneficial owners filed the required reports on a timely basis under Section 16(a) with the exception of the following: Jeff Feinberg, a former 10% beneficial owner, who filed three late Form 4s; Francois Girbaud, a director and 10% beneficial owner, who filed one late Form 4; and Robert S. Stec, a director and the Company’s current Chief Executive Officer, who filed one late Form 4.

Codes of Ethics

We have adopted a Code of Ethics for Senior Financial Executives that applies to every employee or officer who holds the office of principal executive officer, principal financial officer, principal accounting officer, treasurer or controller, or any person performing similar functions.  The Company also has adopted a Code of Ethics and Business Conduct that applies to each officer, director and employee of the Company and each of its subsidiaries.  Our two ethics codes can be accessed through the News—Corporate Governance links on the Company’s website at www.icisaacs.com.

Communicating with Our Directors

The Board will give appropriate attention to written communications that are submitted by stockholders and will respond if and as appropriate.

Stockholders can send communications by mail to Timothy J Tumminello, acting Corporate Secretary, I.C. Isaacs & Company, Inc., 475 10th Avenue, 9th Floor, New York, NY 10018.  The name of any specific intended Board recipient should be noted in the communication.  The Board has instructed our acting Corporate Secretary to forward such correspondence only to the intended recipients; however, the Board has also instructed our acting Corporate Secretary, prior to forwarding any correspondence, to review such correspondence and, in his discretion, not to forward certain items if he deems them to be of a commercial or frivolous nature or otherwise inappropriate for the Board’s consideration.  In such cases, our acting Corporate Secretary may forward some of that correspondence elsewhere in the Company for review and possible response.

ITEM 11.	EXECUTIVE COMPENSATION

REPORT OF THE COMPENSATION COMMITTEE

The Compensation Committee has reviewed the Compensation Discussion and Analysis and has discussed it with management.  Based on such review and discussion, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in the Company’s 2007 Proxy Statement.

    This report is provided by the following independent directors, who currently serve on the Company’s Compensation Committee:

Jon Hechler (Chair);

Neal J. Fox; and

John McCoy.

COMPENSATION DISCUSSION AND ANALYSIS

Overview of Compensation Program

The Compensation Committee of the Board has responsibility for establishing, implementing and continually monitoring adherence with the Company’s compensation philosophy.  The Compensation Committee’s goal is to ensure that the total compensation paid to the Company’s executive officers is fair, reasonable and competitive.

Throughout this section, Robert S. Stec, the Company’s Chief Executive Officer, and Timothy J. Tumminello, the Company’s Interim Principal Financial Officer, former Chief Executive Officer Perter J. Rizzo, former Chief Financial Officer Gregg A. Holst and former Chief Operating Officer Jesse de la Rama are referred to as the “Named Executive Officers.”

Compensation Philosophy and Objectives

The Company’s compensation policies and procedures have historically been aligned with its entrepreneurial traditions.  The Company seeks to compensate its executive officers (including the Named Executive Officers) in a manner that:

●	is consistent with the Company’s conservative traditions and cost structure;

●	is sufficient to attract and retain key executives critical to the success of the Company;

●	is reflective of current performance of both the individual officer and the Company; and

●	rewards successful long-term strategic management and enhancement of stockholder values.

Components of Compensation

The Compensation Committee approves the design of, assesses the effectiveness of, and administers the executive compensation programs of, the Company in support of stockholder interests.  The key elements of the Company’s executive compensation program are base salary, annual incentives and long-term incentives.  These key elements are addressed separately below.  In determining each component of compensation, the Compensation Committee considers all elements of an executive’s total compensation package.  The Compensation Committee seeks to achieve the proper balance between cash and stock-based compensation in order to provide our executives with incentives for performance in both the short and long term.

Base Salary

Base pay is a critical element of executive compensation, because it provides executives with a base level of monthly income and with immediately realizable rewards for performance on an annual basis.  The Compensation Committee regularly reviews each Named Executive Officer’s base salary.  Base salaries are not necessarily compared to those of executives at other institutions, although market rates for comparable executives with comparable responsibilities are considered in some cases.  Base salaries may be adjusted by the Compensation Committee to recognize varying levels of responsibility, experience, breadth of knowledge, internal equity issues, as well as external pay practices.  Increases to base salaries are driven primarily by individual performance, which is evaluated based on sustained levels of individual contribution to the Company.

As stipulated in his employment agreement, which was extended on May 9, 2008, the base salary of Robert S. Stec, Chief Executive Officer, for 2007 and 2008 is $660,000 per year and $700,000 beginning in January 2009.  In consideration of the various factors described above, and in connection with the additional duties assumed in December 2007, Mr. Tumminello’s base salary was increased from $150,000 to $175,000 in April 2008.

Annual Incentives

The Company has adopted for its executives, whose activities are directly related to profitability, an annual incentive compensation philosophy that is “bottom line” oriented.  Since 2003, the employment agreements that the Company has entered into with its senior operating executives have contained significant cash bonus incentives that have been tied to the following pre-determined annual performance goals:

●	earnings before interest and taxes (“EBIT”);

●	cash provided by operating activities; and

●	inventory turns, which is a measure of the level of efficiency employed by the Company in matching its annual purchases of inventory to the annual sales of merchandise to its customers.

    Under the terms of his employment agreement, Mr. Stec can earn an incentive cash bonus if the Company achieves certain performance targets, which are established by the Compensation Committee in consultation with management.  The amount of such bonus, if any, is determined pursuant to a formula based on the Company’s performance as measured against targets for EBIT, cash flow and inventory turns.

Pursuant to the terms of his employment agreement, Mr. Stec is entitled to receive an annual performance bonus as follows:

●	50% of base salary for meeting the budgeted financial targets for each year;

●	25% of base salary for meeting 80% of the budgeted financial targets for each year; and

●	150% of base salary for meeting 300% of the budgeted financial targets for each year.

Pursuant to the terms of his employment agreement, Mr. Stec received a sign-on bonus for fiscal year 2007 of $150,000, of which $75,000 will offset the first $75,000 of the first annual performance bonus to be received.  Except for Mr. Stec's sign-on bonus of $150,000 and Mr. Rizzo's guaranteed bonus of $175,000 for 2006, the Named Executive Officers did not receive a bonus in 2007.

Long-Term Incentives

The Compensation Committee believes that equity compensation is the most effective means of creating a long-term link between the compensation provided to officers and other key management personnel, with gains realized by the shareholders.  The Compensation Committee has elected to use stock options or other equity instruments, such as restricted stock, to provide our executives with incentives for performance in the long term.  All stock options incorporate the following features:

●	the term of the grant does not exceed ten years;

●	the grant price is not less than the market price on the date of grant;

●	grants do not include “reload” provisions; and

●	options generally vest after two to three years or ratably over two to three years beginning with the first anniversary of the date of grant.

We continue to use stock options as a long-term incentive vehicle because:

●
stock options align the interests of executives with those of the shareholders, support a pay-for-performance culture, foster employee stock ownership and focus the management team on increasing value for the shareholders;

●	stock options are performance-based (all the value received by the recipient from a stock option is based on the growth of the stock price above the option price); and

●	the vesting period encourages executive retention and the preservation of shareholder value.

In determining the number of options to be granted to our executive officers, we take into account the individual’s position, scope of responsibility, ability to affect profits and shareholder value, the individual’s historic and recent performance, and the value of stock options in relation to other elements of total compensation.

In keeping with the Company’s commitment to provide a total compensation package that includes at-risk components of pay, long-term incentive compensation comprises a significant portion of an executive’s total compensation package.  When awarding long-term grants, the Compensation Committee considers an executive’s level of responsibility, prior compensation experience, historical award data and individual performance criteria.

Stock options are granted at an option price equal to the fair market value of our common stock on the date of grant. Accordingly, stock options have value only if the stock price appreciates.  This design focuses executives on the creation of stockholder value over the long term.  The size of a stock option grant is based on competitive practice, individual performance factors and historical award data.  Restricted stock units are issued at no cost to the recipient and will vest at various times on the grant date  (usually at the first, second and third anniversary of the grant date).  On the third anniversary of each grant date, the Company will issue to each participant the number of shares of the Company’s common stock in which the participant has vested.

On April 4, 2007, Mr. Stec was granted 75,000 stock options at a strike price of $1.33 per option, with a two-year term and one year vesting period.  Prior to assuming the duties as the Interim Principal Financial Officer, Mr. Tumminello was granted 7,500 restricted stock units on August 24, 2007 with a three-year term and ratable vesting period.

Other Compensation

We provide our Named Executive Officers with other benefits, reflected in the “All Other Compensation” column in the “Summary Compensation Table” of the “Executive Compensation” section, that we believe are reasonable, competitive and consistent with the Company’s overall executive compensation program.  Our Named Executive Officers are also eligible under the same benefit plans as all other salaried employees for medical, dental, and long-term disability insurance and are eligible for paid time off and paid holidays.  These benefits are intended to be competitive with benefits offered in our industry.  We believe that these benefits generally allow our executives to work more efficiently.  The costs of these benefits constitute only a small percentage of each Named Executive Officer’s total compensation and include premiums paid on life insurance policies and supplemental health insurance policies.

Management’s Role in the Compensation-Setting Process

Management does not play a significant role in the compensation-setting process for executive officers.  To date, compensation for our executive officers has been determined by the Compensation Committee at the time of each executive’s hiring and then again when such executive’s employment agreement expires.  Other than in connection with negotiations involved in the entry into an employment agreement or a renewal thereof, management’s role has been limited to presenting an annual budget, which is used by the Compensation Committee to set annual performance targets for use in determining whether incentive cash bonuses are to be paid.

Role of the Compensation Consultant

Neither the Company nor the Compensation Committee has any ongoing contractual arrangement with any compensation consultant who has a role in determining or recommending the amount or form of executive or director compensation.  In the future, either the Company or the Compensation Committee may engage or seek the advice of compensation consultants if deemed necessary.

EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

Name & Principal Position	Year	Salary ($)	Bonus ($)		Option Awards ($) (2)	All Other Compensation ($) (3)	Total ($)
Robert S. Stec Chief Executive Officer	2007	$495,000	$150,000		$21,821	$5,513	$672,334
Timothy J. Tumminello Interim Principal Financial Officer	2007	$126,539	$—		$20,035	$—	$146,574
Peter J. Rizzo Former Chief Executive Officer	2007	$560,692	$175,000	(1)	$50,854	$7,350	$793,896
Gregg A. Holst Former Chief Financial Officer	2006	$317,308	$99,250		$44,462	$3,675	$464,695
Jesse de la Rama Former Chief Operating Officer	2006	$290,867	$—		$55,464	$3,062	$349,393

(1)
Pursuant to the terms of his employment agreement, Peter J. Rizzo was entitled to receive a cash bonus equal to the higher of $175,000 and the amount calculated based on the Company’s performance relative to pre-determined performance targets.

(2)
The amounts in this column reflect the compensation expense recognized for financial statement reporting purposes for the fiscal year ended December 31, 2007, in accordance with FAS 123R, of portions of options awards and restricted stock units granted in and prior to 2007 that vested during 2007.  The Company values the compensation expense of these options using the Black-Scholes option-pricing model.  These amounts reflect the Company’s accounting expense for these awards and do not correspond to the actual value that will be recognized by the named executives.

(3)	Pursuant to the terms of his employment agreement, the Company paid for Mr. Stec's, Mr. Rizzo’s, Mr. Holst's and Mr. de la Rama's supplemental medical reimbursement policy and their supplemental life insurance policy. The cost of such benefits paid by the Company for each did not exceed $10,000.

    The Company’s compensation program for named executive officers includes the following components:

●	base salary;

●	bonus incentives;

●	stock option awards;

●	pension; and

●	supplemental insurance.

        The structure of each of these components, as reported in the Summary Compensation Table, is described below.

Salary. Base salaries are used to compensate our executives in accordance with their position in the Company and their level of responsibility. Each of our Named Executive Officers has an employment agreement that defines a minimum annual salary for the executive, as described in greater detail in the “Employment Contracts and Termination of Employment” subsection of this “Executive Compensation” section.

Bonus Incentives. Payment of incentive compensation provisions are based upon the Company’s achievement of pre-determined earnings, cash flow and inventory turns targets, subject to guaranteed annual minimum amounts of $175,000 for Mr. Rizzo.  The maximum annual amount payable under the bonus incentives for Mr. Stec is $990,000.

Stock Option and Restricted Stock Unit Grants.  Under the Company’s Omnibus Stock Plan, the Company may grant qualified and nonqualified stock options, stock appreciation rights, restricted stock or performance awards, payable in cash or shares of common stock, to selected employees. The 2007 Stock Incentive Plan allows the Company to grant incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, unrestricted stock and performance shares.   Mr. Stec and Mr. Holst were granted 75,000 and 50,000 stock options, respectively, during 2007.  Mr. Tumminello was awarded 7,500 restricted stock units during 2007.

Pension Plan. Until December 31, 2006, the Company sponsored a defined benefit pension plan that covered substantially all employees with more than one year of service. The Company’s policy is to fund pension costs accrued. Contributions to the plan reflect benefits attributed to employees’ service to date, as well as service expected to be completed in the future. The benefits are based on the number of years of service and the employee’s compensation during the three consecutive years of service prior to, or including, the year of termination of employment. In February 2007, the Company suspended the pension plan effective December 31, 2006.  Therefore, no additional benefits for service will accrue after that date.

Supplemental Insurance.  The Company offers a medical reimbursement plan that covers most out-of-pocket expenses created by exclusions, limitations, reductions and cutbacks in primary health plans and ancillary (e.g., dental) plans.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT

Robert S. Stec

On April 19, 2007, the Company and Mr. Stec entered into an employment agreement, effective as of April 5, 2007, with a term continuing through April 4, 2008.  The term of the employment agreement was extended on November 13, 2007 to December 31, 2009 and extended again on May 5, 2008 to December 31, 2011.

    Under Mr. Stec's employment agreement, as amended, he is entitled to an annual base compensation of $660,000 through December 2008 and $700,000 beginning in January 2009.  In addition to base salary, Mr. Stec received an option to purchase 75,000 shares of the Company’s common stock, subject to the Company’s Omnibus Stock Plan, filed with the SEC on August 14, 2003 as Exhibit 4.04 to Form 10-Q, and subject to an Amended and Restated Omnibus Stock Plan Nonstatutory Stock Option Grant Agreement, entered into on April 19, 2007 between the Company and Mr. Stec and filed with the SEC on Current Report 8-K/A on April 25, 2007 as Exhibit A to Exhibit 10.1.

If Mr. Stec’s employment is terminated for any reason after April 4, 2008, Mr. Stec will be entitled to the following:  (i) any accrued but unpaid base compensation through the date of termination; (ii) any vacation accrued to the date of termination; and (iii) any accrued but unpaid expenses through the date of termination.  In addition, if Mr. Stec’s employment is terminated without cause or if Mr. Stec terminates the Employment Agreement for good reason, Mr. Stec will also be entitled to continued payment of his base compensation for one month after the date of termination.

Jesse de la Rama  (See “Departure of Former Chief Operating Officer, Jesse de la Rama” under Severance Agreements)

Jesse de la Rama was employed by the Company’s subsidiary, I.C. Isaacs & Company, LP (the “LP”), pursuant to an employment agreement dated March 1, 2004, which was amended and effective beginning December 6, 2004.  That agreement, as amended, provided:

●
for an initial term that ended on February 28, 2006 and for automatic one-year renewals of the agreement unless either party gave notice of its non-renewal no later than December 31, 2005 or December 31 of the then-current renewal year;

●	for payment of an annual base salary of $250,000 and incentive compensation provisions that were based upon the achievement of pre-determined earnings, cash flow and inventory turns targets;

●
for the issuance under the Omnibus Stock Plan of a five-year option to purchase 25,000 shares of common stock at an exercise price of $.86 per share, which vested ratably on March 1, 2005, 2006 and 2007;

●
for the issuance under the Omnibus Stock Plan of a ten-year option to purchase 75,000 shares of common stock at an exercise price of $6.00 per share, which vested ratably on February 10, 2006, 2007 and 2008; and

●	that, in the event that Mr. de la Rama’s employment was terminated without cause or due to a change of control of the Company, he would receive 12 months’ severance.

Mr. de la Rama’s base salary increased to $275,000 effective January 1, 2006.  The maximum amount of incentive compensation that Mr. de la Rama could have earned in 2007 and may earn in any renewal year under his employment agreement, as amended, was $175,000.

Gregg A. Holst (See “Departure of Former Chief Financial Officer, Gregg A. Holst” under Severance Agreements)

Gregg A. Holst, the Company’s former Chief Financial Officer, was employed by the LP, pursuant to an employment agreement dated December 19, 2005.  That agreement provided:

●
for an initial term that would end on December 31, 2008, and for automatic one-year renewals of the agreement unless either party gave notice of its non-renewal no later than June 30, 2008 or June 30 of the then-current renewal year;

●
for payment of an annual base salary of $275,000, a signing bonus of $50,000, which was paid in January 2006, and incentive compensation provisions, subject to a guaranteed minimum in 2006 of $96,250, that was based upon the achievement of pre-determined earnings, cash flow and inventory turns targets;

●
for the issuance under the Omnibus Stock Plan of a five-year option to purchase 100,000 shares of common stock at an exercise price of $4.40 per share, which will vested ratably on December 27, 2006, 2007 and 2008; and

●
that, in the event that Mr. Holst’s employment was terminated without cause, or due to his death or disability, or if he resigned for a good reason, as that term is defined in his employment agreement, he would receive severance payments in the aggregate amount of his base salary, as was in effect on the date of termination.

The maximum amount of incentive compensation that Mr. Holst could have earned in 2006 and may earn in any renewal year was $192,500.

Peter J. Rizzo (See “Departure of Former Chief Executive Officer, Peter J. Rizzo” under Severance Agreements)

Peter J. Rizzo, the Company’s former Chief Executive Officer, was employed LP, pursuant to an employment agreement, dated December 9, 2003, and amended on October 13, 2004.  The employment agreement, as amended, provided:

●	for payment of an annual base salary of $500,000 during the initial term of the employment agreement, increasing by 10% per year during each one-year renewal term;

●
for payment of incentive compensation provisions, subject to a guaranteed annual minimum amount of $175,000, that was based upon the Company’s achievement of pre-determined earnings, cash flow and inventory turns targets;

●
for the issuance under the Omnibus Stock Plan of a five-year option to purchase 500,000 shares of common stock at an exercise price of $0.95 per share, which vested ratably on December 9, 2004 and December 9, 2005;

●	for the issuance under the Omnibus Stock Plan of a ten-year option to purchase up to 100,000 shares of common stock at an exercise price of $3.10 per share on or after December 9, 2007;

●
that, if (a) Mr. Rizzo is not appointed as Chairman of the Board or he is removed from that position, (b) his duties as CEO are materially adversely changed or reduced, (c) his employment is terminated by the LP without cause or if, as a result of the occurrence of any of the events described in clauses (a) or (b), he resigns, he will be entitled to receive the following severance benefits:

●
if such termination occurs on or before December 31, 2006, he will be entitled to receive severance in an aggregate amount equal to 1.5 times his base salary and incentive compensation for the immediately preceding year (a minimum of $937,500 and up to as much as $1,275,000);

●
if such termination occurs after December 31, 2006, he will be entitled to receive severance in an aggregate amount equal to his base salary plus a pro-rata portion of any incentive compensation that otherwise would have become due and payable to him if his employment had not been terminated prior to the end of the year (a minimum of $675,000 and up to as much as $850,000); and

●	all unvested options granted to Mr. Rizzo under the Omnibus Stock Plan will immediately vest in full and will be exercisable by him for a period of one year after his employment is terminated.

The maximum amount of incentive compensation that Mr. Rizzo could have earned in any year of the initial term and any renewal year under his employment agreement was $350,000.

Mr. Rizzo’s employment agreement was terminated upon his resignation, effective April 5, 2007.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information covering stock options held by the Named Executive Officers:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

Options Awards
Name	Number of Securities Underlying Unexercised Awards (#) Exercisable		Number of Securities Underlying Unexercised Awards (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Award Exercise Price ($)	Award Expiration Date

Robert S. Stec	75,000	(1)	—	—	$1.33	4/4/2009
Chief Executive Officer	30,000	(2)	—	—	$0.58	12/19/2012
	15,000	(3)	—	—	$5.60	6/28/2015
	15,000	(3)	—	—	$5.80	6/28/2016

Timothy J Tumminello	20,000	(4)	13,333	—	$4.40	12/1/2011
Interim Principal Financial Officer	7,500	(5)	7,500	—	$—	Date shares to be issued 8/24/2010

Peter Rizzo	412,700	(6)	—	—	$0.95	4/7/2008
Chief Executive Officer	100,000	(7)	—	—	$3.10	4/7/2008

Gregg Holst	33,333	(8)	—	—	$4.40	12/3/2008
Former Chief Financial Officer	25,000	(9)	—	—	$1.26	12/3/2008
	25,000	(9)	—	—	$1.40	12/3/2008

Jesse de la Rama	50,000	(11)	—	—	$6.00	2/28/2009
Chief Operating Officer	25,000	(10)	—	—	$0.87	2/28/2009

(1)	On April 4, 2007, the Company granted Mr. Stec an option to purchase 75,000 shares of our common stock. These options vested on April 4, 2008.
(2)	In December 2002, the Company granted Mr. Stec an option to purchase 30,000 shares of our common stock for services rendered as a Company Director. These options vested in December 2004.
(3)
In June 2005 and again in June 2006, the Company granted Mr. Stec options to purchase 15,000 shares each of our common stock for services rendered as a Company Director.  These options vested on the grant date.

(4)	On December 20, 2006, the Company granted Mr. Tumminello options to purchase 20,000 shares each of our common stock. These options vest ratably on the 1st, 2nd and 3rd anniversaries of the grant date.
(5)
On August 24th, 2007, Mr. Tumminello was awarded 7,500 restricted stock units.  These units vest ratably on the 1st, 2nd and 3rd anniversaries of the grant date and the vested shares will be issued to Mr. Tumminello on August 24, 2010.

(6)
On December 9, 2003, the Company granted Mr. Rizzo an option to purchase 500,000 shares of our common stock, with an expiration date of December 8, 2008.  Mr. Rizzo exercised 21,500 options in 2005 and 65,800 options in 2006.  On April 5, 2007, Mr. Rizzo resigned as CEO of the Company and pursuant to his separation agreement with the Company, Mr. Rizzo had until April 5, 2008 to exercise the 412,700 outstanding options. These options were not exercised and had expired as of April 5, 2008.

(7)
On October 14, 2004, the Company granted Mr. Rizzo an option to purchase 100,000 shares of our common stock, with a vesting date of October 14, 2007 and an expiration date of October 14, 2014.  On April 5, 2007, Mr. Rizzo resigned as CEO of the Company and pursuant to the separation agreement between him and the Company, 100,000 options became fully vested.  Mr. Rizzo had until April 5, 2008 to exercise these options.  These options were not exercised and had expired as of April 5, 2008.

(8)
On December 27, 2005, the Company granted Mr. Holst an option to purchase 100,000 shares of our common stock.  One-third of these options vested on December 27, 2006.  On December 3, 2007, Mr. Holst resigned as CFO of the Company and pursuant to the separation agreement between him and the Company, 66,667 unvested options were forfeited and Mr. Holst has until December 3, 2008 to exercise the 33,333 vested options.

(9)
On May 1, 2007 and again on May 3, 2007, the Company granted Mr. Holst options to purchase 25,000 shares of our common stock.  On December 3, 2007, Mr. Holst resigned as CFO of the Company and, pursuant to the separation agreement between him and the Company, these options vested and Mr. Holst has until December 3, 2008 to exercise the options.

(10)
On March 1, 2004, the Company granted Mr. de la Rama an option to purchase 25,000 shares of our common stock.  These options vested ratably on each of March 1, 2005, 2006 and 2007.  On May 9, 2007, Mr. de la Rama resigned as COO of the Company and pursuant to the separation agreement between him and the Company, Mr. de la Rama has until February 28, 2009 to exercise the options.

(11)
February 10, 2005, the Company granted Mr. de la Rama an option to purchase 75,000 shares of our common stock.  One-third of these options vested on February 10, 2006 and one-third vested on February 10, 2007.  On May 9, 2007, Mr. de la Rama resigned as COO of the Company and pursuant to the separation agreement between him and the Company, 25,000 of the unvested options were forfeited and Mr. de la Rama has until February 28, 2009 to exercise the options.

Under the Company’s Omnibus Stock Plan, the Company may grant qualified and non-qualified stock options, stock appreciation rights, restricted stock or performance awards, payable in cash or shares of common stock, to selected employees.

Option Exercises

No options or restricted stock units were exercised during 2007.

PENSION BENEFITS

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)
Timothy J Tumminello	I.C. Isaacs Pension Plan	10	$30,983	$—

Until December 31, 2006, the Company sponsored a defined benefit pension plan that covered substantially all employees with more than one year of service. The Company’s policy is to fund pension costs accrued. Contributions to the plan reflect benefits attributed to employees’ service to date, as well as service expected to be completed in the future. The benefits are based on the number of years of service and the employee’s compensation during the three consecutive years of service prior to or including the year of termination of employment. Actuarial assumptions used in the calculation of benefits include the use of the 1983 Group Annuity Mortality tables (blended 50% males and 50% females) and an interest rate of 5.75%.  In February 2007, the Company suspended the pension plan effective December 31, 2006.  Therefore, no additional benefits for service will accrue after that date.

Due to their resignations in 2007, Mr. Rizzo, Mr. Holst and Mr. de la Rama will not accumulate the necessary minimum vesting required to receive benefits under the pension plan.

Appointment of New Chief Executive Officer, Robert S. Stec

On April 19, 2007, the Company and Mr. Stec entered into an employment agreement, effective as of April 5, 2007, with a term continuing through April 4, 2008.  The term of the employment agreement was extended on November 13, 2007 to December 31, 2009 and extended again on May 5, 2008 to December 31, 2011.

Under Mr. Stec’s employment agreement, as amended, he is entitled to an annual base compensation of $660,000 through December 31, 2008 and at a rate of $700,000 thereafter.  In addition to base salary, in April 2007, Mr. Stec received an option to purchase 75,000 shares of the Company’s common stock, subject to the Company’s Omnibus Stock Plan and subject to an Amended and Restated Omnibus Stock Plan Nonstatutory Stock Option Grant Agreement, entered into on August 19, 2007 between the Company and Mr. Stec.  If Mr. Stec’s employment is terminated prior to April 4, 2008 for any reason, Mr. Stec will be entitled to the following:  (i) any accrued but unpaid base compensation through the date of termination; (ii) any vacation accrued to the date of termination; and (iii) any accrued but unpaid expenses through the date of termination.  In addition, if Mr. Stec’s employment is terminated without cause or if Mr. Stec terminates the employment agreement for good reason, Mr. Stec will also be entitled to continued payment of his base compensation for eighteen months after the date of termination.

Potential Payments upon Termination or Change of Control

Executive Employment Agreements

The employment agreement between the Company and Mr. Stec provides that upon termination (including termination by reason of non-renewal, death or disability) by the Company without cause (as defined in the respective employment agreement), he will be entitled to a severance payment equal to the amount of such executive’s then-current base salary.  In addition, Mr. Stec will be entitled to receive a pro-rata portion of any bonus, through the date of termination, that would otherwise become due and payable the year the termination occurs.  In these circumstances, Mr. Stec is also entitled to continued participation in all of the Company’s benefit plans, programs, arrangements and practices (excluding the option plan and any pension, 401(k), or similar retirement income or profit sharing plans) for a benefit period of one year.  In addition, Mr. Stec’s employment agreement provides that if he is terminated by the Company without cause or if he terminates his employment for good reason on or before the end of the agreement, the Company will pay him an amount equal to one and one-half times the annual compensation and the benefit period during which he would be entitled to continue to participate in the Company’s benefit plans, programs and arrangements would be increased to 18 months.

The employment agreement between the Company and Mr. Stec provides that if his employment is terminated other than for cause by the Company within 90 days prior to a change of control (as defined below), other than for cause by the Company (or a successor entity) at any time after a change of control, or as a result of the executive’s resignation within 60 days after a change of control, Mr. Stec will be entitled to a severance payment equal to the amount of his then-current base salary.  In addition, pursuant to his employment agreement, Mr. Stec would be entitled to receive a pro rata portion of any bonus, through the date of termination, for the year the termination occurs.

    Under these agreements, change of control is defined generally as the acquisition of more than 50% of the voting power of the Company by any person or group other than François Girbaud, Marithé Bachellerie and/or any of their affiliates; any merger or similar transaction in which holders of our voting stock do not hold at least 51% of the voting stock of the surviving entity; any sale, merger, dissolution or other disposition of the Company; the sale or other disposition of all or substantially all of our assets; or a change in the composition of the Company’s Board of Directors occurring within a two-year period, as a result of which a majority of the members of the Board are no longer “continuing directors” (defined below) or any other directors whose elections or nominations were supported by a majority of “continuing directors.” In connection with the change of control resulting from the May 9, 2008 definitive agreements entered into between the Company and certain shareholders and directors (see “Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”), Mr. Stec's employment agreement was extended on May 9, 2008 through December 2011.

In the event that Mr. Stec’s employment with the Company is terminated other than for cause or due to his death or disability, any unexercised portion of the options that were vested as of the date of termination of employment may be exercised in whole or in part at any time within the 90-day period following his termination of employment, but not later than the expiration date of the options.  In the event that Mr. Stec’s employment with the Company is terminated for cause, the options shall terminate on the date of his termination with respect to all shares not purchased prior to his termination.  In the event that Mr. Stec ceases, by reason of disability, to be an employee of the Company, any unexercised portion of the options may be exercised in whole or in part at any time within one year after the date of his termination, but not later than the expiration date of the options.  Upon Mr. Stec’s death, his executor may exercise all or any part of the outstanding options within one year after his death, but not later than the expiration date of the options.

    Pursuant to a Mr. Tumminello’s employment letter dated December 6, 2004, his employment can be terminated upon two weeks notice at any time by either party by written notice of termination.  In the event that the Company terminates Mr. Tumminello's employment for any reason other than for cause, he will be entitled to receive a minimum of 6 months severance.

Severance Agreements

Departure of Former Chief Executive Officer, Peter J. Rizzo

On April 5, 2007, Peter J. Rizzo resigned from his positions as Chief Executive Officer, Chairman of the Board and as a director of the Company.  In connection with his resignation and execution of a separation agreement, the Company agreed that Mr. Rizzo would receive the following payments and benefits:  (i) severance of $550,000, which equals his 2006 base salary; (ii) a bonus of $45,547.75, which equals a pro rata portion of his 2007 bonus for work performed in his capacity as Chief Executive Officer during 2007; and (iii) if Mr. Rizzo timely elects to continue medical and/or dental insurance coverage pursuant to the Consolidated Omnibus Budget Reconciliation Act (“COBRA”), the Company would provide such coverage without charge to Mr. Rizzo for a period of one year after the date of his resignation and, alternatively, Mr. Rizzo would have the continued ability to participate in the Company’s plans in which he participated immediately prior to his resignation, but that are not covered by COBRA, so long as such coverage was available under such plans in accordance with applicable law.  In addition, during the one-year period following the date of his resignation, Mr. Rizzo could exercise any portion of option grants that were fully vested on the date of his resignation.  Mr. Rizzo agreed to be bound by customary confidentiality and non-solicitation covenants, to provide reasonable litigation assistance to the Company.  He also agreed to execute a release of claims in favor of the Company.

Departure of Former Chief Operating Officer, Jesse de la Rama

On May 9, 2007, Jesse de la Rama resigned from his position as Chief Operating Officer of the Company.  In connection with his resignation and execution of a separation agreement, the Company agreed that Mr. de la Rama would receive the following payments and benefits: (i) severance of $225,000 and (ii) if Mr. de la Rama timely elects to continue medical and/or dental insurance coverage pursuant to COBRA, the Company will provide such coverage without charge to Mr. de la Rama for a period of ten months after the date of his resignation.   In addition, during the period following the date of his resignation until February 28, 2009, Mr. de la Rama may exercise any option grants that were fully vested on the date of his resignation.  Mr. de la Rama has agreed to be bound by customary confidentiality and non-solicitation covenants, to provide reasonable litigation assistance to the Company.  He has also agreed to execute a release of claims in favor of the Company.

Departure of Former Chief Financial Officer, Gregg A. Holst

On December 3, 2007, Gregg A. Holst resigned from his position as Chief Operating Officer of the Company.  In connection with his resignation and execution of a separation agreement, the Company agreed that Mr. Holst would receive the following payments and benefits: (i) severance of $350,000 and (ii) if Mr. Holst timely elects to continue medical and/or dental insurance coverage pursuant to COBRA, the Company will provide such coverage without charge to Mr. Holst for a period of one year after the date of his resignation.   In addition, during the period of one year following the date of his resignation Mr. Holst may exercise any option grants that were fully vested, or became vested, on the date of his resignation.  Mr. Holst has agreed to be bound by customary confidentiality and non-solicitation covenants, to provide reasonable litigation assistance to the Company.  He has also agreed to execute a release of claims in favor of the Company.

    The table below sets forth the payments and other benefits (excluding option grants, discussed below) that would be provided to each of the named executive officers (other then Messrs. Rizzo, Holst and de la Rama who are no longer employees) upon termination of employment of each by the Company without cause (or, in the case of Mr. Stec, for good reason), in connection with a change of control, and death or disability, as described more fully above.  For purposes of the calculations in the table below, we have assumed a termination as of the end of the day on December 31, 2007.  Messrs. Rizzo, de la Rama and Holst are not included in this table because they resigned in April, May and December respectively.

Executive Severance Payments

Name	Cash Severance Payments Upon Termination by Executive for Good Reason or by Company Without Cause	Cash Severance Payments Upon Termination by Executive or by Company Without Cause Following Change of Control	Estimated Present Value of Continued Benefits Following Termination by Executive for Good Reason or by Company Without Cause (1)		Cash Severance Payments upon Death or Disability	Estimated Present Value of Continued Benefits Following Death or Disability
Robert S. Stec	$1,010,000	$1,010,000	$11,070	(2)	$1,651,667	$11,070
Timothy J. Tumminello	$87,500	$—	$—		$—	$—

(1) Assumes a discount rate of 6% per annum.

(2) For a benefit period of twelve months, Mr. Stec is entitled to medical, dental and insurance coverage substantially identical to the coverage in place prior to termination.  This amount assumes circumstances that would provide the  maximum benefit (i.e., disability of the executive and continued coverage for all current dependents).

Under his employment agreement, Mr. Stec has agreed to protect the Company’s confidential information during the term of employment and for one year after termination.

Accelerated Vesting of Options upon Change of Control or Termination

Under the terms of the option grant agreements between the Company and its named executive officers, the unvested portion of any option grant shall immediately vest upon the earlier of (a) the officer’s termination of employment or consulting relationship with the Company or its affiliates due to disability or death or (b) a change of control that occurs while the executive is employed by, or in a consulting relationship with, the Company or its affiliates.

    The table below sets forth the value of the accelerated vesting of options under the following sets of circumstances: change of control and death or disability.  In each set of circumstances specified in the table below, we have assumed a termination or change of  control as of the end of the day on December 31, 2008.

Name	Change of Control		Termination on Account of Death or Disability
Robert S. Stec	$15,506	(1)	$15,506
Timothy J. Tumminello	$56,045	(2)	$56,045

(1)
On April 4, 2007, the Company granted Mr. Stec an option to purchase 75,000 shares of our common stock.  These options vested on April 4, 2008.  The Company values the compensation expense of these options using the Black-Scholes option-pricing model.  The assumptions used in the valuation were an expected life of 1 year, risk free interest rate of 4.92% and volatility of 110%.  Using these assumptions, each grant was valued at $0.405.

(2)
On December 20, 2006, the Company granted Mr. Tumminello options to purchase 20,000 shares of our common stock.  These options vest ratably on the 1st, 2nd and 3rd anniversaries of the grant date. The Company values the compensation expense of these options using the Black-Scholes option-pricing model.  The assumptions used in the valuation were an expected life of 3 years, risk-free interest rate of 4.40% and volatility of 110%.  Using these assumptions, each grant was valued at $3.309. On August 24th, 2007, Mr. Tumminello was granted 7,500 restricted stock units.  These units vest ratably on the 1st, 2nd and 3rd anniversaries of the grant date and the vested shares will be issued to Mr. Tumminello on August 24, 2010.  The Company values the compensation expense of these restricted stock units at the fair market value of the stock on the date of grant at $1.20.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)		Stock Awards ($)	Options Awards ($)(5)		Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Neal J. Fox	$59,750	(1)	—	$24,620	(6)	—	—	—	$84,370
Jon Hechler	31,000	(2)	—	13,083		—	—	—	44,083
Olivier Bachellerie	14,500	(3)	—	13,083		—	—	—	27,583
Robert Stec	25,750	(4)	—	—		—	—	—	25,750
René Faltz	12,250	(3)	—	13,083		—	—	—	25,333
François Girbaud	13,750	(3)	—	13,083		—	—	—	26,833
John McCoy	24,250	(3)	—	13,083		—	—	—	37,333
Total	$181,250		—	$90,035		—	—	—	$271,285

(1)
Mr. Fox was paid $33,250 for his services as a non-employee director of the Company, assuming the Chairman of the Board duties in April 2008 ($28,750 retainer and $750 for attending each of 6 Board Meetings in 2007), $19,000 for his services as Chairman of the Audit Committee ($10,000 retainer and $750 for attending each of 12 Audit Committee Meetings in 2007), $7,500 for his services as a member of the Compensation Committee ($750 for attending each of 10 Compensation Committee Meetings).

(2)
Mr. Hechler was paid $14,250 for his services as a non-employee director of the Company ($10,000 retainer and $750 for attending each of 6 Board Meetings in 2007), $9,000 for his services as a member of the Audit Committee ($750 for attending each of 12 Audit Committee Meetings in 2007), $7,500 for his services as the Chairman of the Compensation Committee ($750 for attending each of 10 Compensation Committee Meetings).

(3)	This Director was paid for his services as a non-employee director of the Company ($10,000 retainer and $750 for each Board Meeting attended in 2007).

(4)
Mr. Stec was paid $12,250 for his services as a non-employee director of the Company ($10,000 retainer and $750 for attending each of 6 Board Meetings in 2007), $6,000 for his services as a member of the Audit Committee ($750 for attending each of 6 Audit Committee Meetings in 2007 prior to assuming the duties as the Company's CEO in April 2007), $2,250 for his services as a member of the Compensation Committee ($750 for attending each of 3 Compensation Committee Meetings prior to assuming the duties as the Company's CEO in April 2007).

(5)
On May 30, 2007, each non-employee director was granted 15,000 options under the Company’s Non-Employee Directors Stock Option Plan with a strike price of $1.07 each.  The Company values the compensation expense of these options using the Black-Scholes option-pricing model.  The assumptions used in the valuation were an expected life of 5 years, risk-free interest rate of 4.83% and volatility of 110%.  Using these assumptions, each grant was valued at $0.872 each.

(6)
On December 19, 2007, Mr. Fox was granted 25,000 options under the Company’s Non-Employee Directors Stock Option Plan with a strike price of $0.30 each.  The Company values the compensation expense of these options using the Black-Scholes option-pricing model.  The assumptions used in the valuation were an expected life of 5 years, risk-free interest rate of 3.46% and volatility of 110%.  Using these assumptions, each grant was valued at $0.461 each.

Non-Employee Director Compensation

Compensation Arrangements for Fiscal Years 2007 and 2008:

Directors who are employed by us or any of our subsidiaries receive no compensation for serving on the Board.  Directors who are not so employed (the “Outside Directors”) receive an annual retainer fee of $10,000 for their services and attendance fees of $750 per Board or Committee meeting attended.  The Chairman of the Audit Committee receives an additional $10,000 for the services he renders in that capacity.  All directors are reimbursed for expenses incurred in connection with attendance at Board or Committee meetings.  In addition, Outside Directors are eligible to participate in the 2005 Non-Employee Directors’ Stock Option Plan (the “Directors’ Plan”), filed with the SEC on Form S-2/A on November 18, 2005.  In 2002, our Outside Directors were awarded nonqualified stock options to purchase an aggregate of 210,000 shares of common stock at an exercise price of $0.58 per share.  Those options vested in December 2004.  In 2005, our Outside Directors were awarded fully vested nonqualified stock options under the Directors’ Plan to purchase an aggregate of 120,000 shares of common stock at an exercise price of $5.60 per share.  In 2006, each Outside Director was awarded nonqualified stock options to purchase 15,000 shares of common stock at an exercise price of $5.80.  In 2007, each Outside Director was awarded nonqualified stock options to purchase 15,000 shares of common stock at an exercise price of $1.07.  On December 19, 2007, Mr. Fox was granted 25,000 options under the Company’s Non-Employee Directors Stock Option Plan with a strike price of $0.30 each.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

    Set forth below is information concerning the Company’s common stock ownership as of May 8, 2008 (the date before the Transaction) and as of May 16, 2008 (after the closing of the May 9, 2008 Transaction) by (i) each person known to us to be the beneficial owner of more than 5% of our outstanding common stock, (ii) the Company’s Chief Executive Officer, Chief Financial Officer and each of its other Named Executive Officers, (iii) each director, and (iv) all of the Company’s directors and executive officers as a group.

	Shares Beneficially Owned Before the Transaction		Shares Beneficially Owned After the Transaction
Name and Address of Beneficial Owner (1)	Number	Percentage	Number	(2)	Percentage
Wurzburg Holding S.A. (3)	4,549,167	33.6	23,869,692	(4)	62.2
François Girbaud (8)	4,594,167	34.0	23,914,692	(9)	62.3
Olivier Bachellerie (10)	75,000	*	2,575,000	(15)	6.7
René Faltz (12)	75,000	*	2,575,000	(15)	6.7
Freedom Capital	1,681,750	12.4	1,681,750	(6)	4.4
PAR Investment Partners L.P.	1,459,900	10.8	1,459,900	(7)	3.8
Neal J. Fox	122,000	*	122,000	(13)	*
Jon Hechler	234,081	1.7	234,081	(14)	*
Robert Stephen Stec (15)	135,000	1.0	635,000	(11)	1.7
John McCoy II (16)	45,000	*	45,000	(17)	*
Timothy J. Tumminello	6,667	*	6,667	(18)	*

All Officers and Directors as a Group (of 10)	8,428,565	62.3	30,107,440		78.6

*	Represents less than one percent of the outstanding shares of common stock.
(1)	All shares are owned beneficially and of record unless otherwise indicated. Unless otherwise noted, the address of each stockholder is c/o the Company, 475 10th Avenue, 9th Floor, New York, NY 10018.
(2)	Based upon 37,383,943 shares outstanding on May 16, 2008, plus, where applicable, 365,334 shares issuable pursuant to options exercisable and restricted stock vested within 60 days of such date.
(3)	The address of this stockholder is 41, Avenue de la Gare, L-1611 Luxembourg.
(4)	Includes 23,287,192 shares owned beneficially and of record by this stockholder’s wholly owned subsidiary, Textile Investment International, S.A.
(5)	Based upon 2,500,000 shares outstanding on May 16, 2008, plus, where applicable, 75,000 shares issuable pursuant to options exercisable and restricted stock vested within 60 days of such date.
(6)
Based on information set forth in a Schedule 13D/A filed with the SEC on December 27, 2007, by Freedom Capital Partners Limited and by Earnest K. Jacquet and Staffan Ahrenberg reporting shared power to vote or direct the vote of, and shared power to dispose or direct the disposition of, 1,681,750 shares. The address of this stockholder is c/o Logica SA, P.O. Box 361, 16 Rue Voltaire, 1211 Geneva 13, Switzerland.

(7)
Based on information set forth in a Schedule 13G/A filed with the SEC on January 4, 2008, by PAR Investment Group Management Inc. reporting sole power to vote or direct the vote of, and sole power to dispose or direct the disposition of, 1,459,900 shares. The address of this stockholder is One International Place, Suite 2401, Boston, MA, 02110.

(8)	Mr. Girbaud’s address is 8 Rue Du Centre, Vevey, Switzerland.
(9)
Includes all of the shares owned or controlled by Wurzburg, as to which Mr. Girbaud, as a controlling shareholder thereof, is deemed to possess all rights regarding the voting and disposition thereof.  Also includes 45,000 shares that Mr. Girbaud may acquire pursuant to an option exercisable by him within 60 days of the date of this report.

(10)	Mr. Bachellerie’s address is 94 Rue Louis Blanc, 75009 Paris, France.
(11)	Includes 135,000 shares that this person may acquire pursuant to an option exercisable by him within 60 days of the date of this report.
(12)	Mr. Faltz’s address is 41 Avenue de la Gare, Luxembourg, L-1611.
(13)	Includes 122,000 shares that Mr. Fox may acquire pursuant to options exercisable by him within 60 days of the date of this report.
(14)	Includes 82,000 shares that Mr. Hechler may acquire pursuant to options exercisable by him within 60 days of the date of this report.
(15)	Mr. Stec’s address is 407 W. Greenway, North Greensboro, North Carolina.
(16)	Mr. McCoy’s address is c/o Components by John McCoy, Inc., 20 West 55th Street, New York, New York.
(17)	Includes 45,000 shares that Mr. McCoy may acquire pursuant to an option exercisable by him within 60 days of the date of this report.
(18)	Includes 6,667 shares that Mr. Tumminello may acquire pursuant to an option exercisable by him within 60 days of the date of this report.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Review and Approval of Transactions with Related Persons

In April 2007, our Board adopted policy and procedures for review, approval and monitoring of transactions involving the Company and “related persons” (generally, directors and executive officers, director nominees, shareholders owning five percent or more of the Company’s outstanding stock and immediate family members of the foregoing).  The policy covers any related person transaction proposed to be entered into after the policy’s adoption that meets the minimum threshold for disclosure in the proxy statement under the relevant SEC rules (generally, transactions involving amounts exceeding $120,000 in which a related person has a direct or indirect material interest).

    Related person transactions must be approved by the Board or by a committee of the Board consisting solely of independent directors, who will approve the transaction only if they determine that it is in the best interests of the Company.  In considering the transaction, the Board or committee will consider all relevant factors, including as applicable: (i) the related person’s interest in the transaction; (ii) the approximate dollar value of the amount involved in the transaction; (iii) the approximate dollar value of the amount of the related person’s interest in the transaction without regard to the amount of any profit or loss; (iv) the Company’s business rationale for entering into the transaction; (v) the alternatives to entering into a related person transaction; (vi) whether the transaction is on terms no less favorable to the Company than terms that could have been reached with an unrelated third party; (vii) the potential for the transaction to lead to an actual or apparent conflict of interest and any safeguards imposed to prevent such actual or apparent conflicts; (viii) the overall fairness of the transaction to the Company; and (ix) any other information regarding the transaction or the related person in the context of the proposed transaction that would be material to investors in light of the circumstances of the particular transaction.  If a director is involved in the transaction, he or she will not cast a vote regarding the transaction.

Transactions

In November 1997, the Company entered into an exclusive license agreement (the “Girbaud Men’s Agreement”) with Girbaud Design, Inc. and its affiliate, Wurzburg Holding S.A. (“Wurzburg”), to manufacture and market men’s jeanswear, casualwear and outerwear under the Girbaud brand and certain related trademarks (the “Girbaud Marks”) in all channels of distribution in the United States, including Puerto Rico and the U.S. Virgin Islands.  Both Girbaud Design, Inc. and its affiliate, Wurzburg, are companies wholly owned, directly or indirectly, by François Girbaud and Marithé Bachellerie.  Mr. Girbaud and Ms. Bachellerie, together with Wurzburg, Latitude Licensing Corp (“Latitude”) and the various companies that they directly and indirectly control, are collectively referred to as the “Girbaud Group.”

Wurzburg and Mr. Girbaud are deemed to beneficially own more than 5% of the Company’s common stock.  In addition, Mr. Girbaud, Mr. Olivier Bachellerie, who is the son of Marithé Bachellerie, and Mr. Faltz, who is a Managing Director of several companies that are beneficially owned by Marithé Bachellerie and François Girbaud, are directors of the Company.

In January and March 1998, the Girbaud Men’s Agreement was amended and restated to include Latitude as another member of the Girbaud Group of companies, as the licensor, and to include active influenced sportswear as a licensed product category. Also in March 1998, the Company entered into the Girbaud Women’s Agreement with Latitude to manufacture and market women’s jeanswear, casualwear and outerwear, including active influenced sportswear, under the Girbaud Marks in all channels of distribution in the United States, including Puerto Rico and the U.S. Virgin Islands.  The Girbaud agreements, as amended, include the right to manufacture the licensed products in a number of foreign countries through 2007.

Under the Girbaud Men’s Agreement, the Company is required to make payments to Latitude in an amount equal to 6.25% of its net sales of regular license merchandise and 3.0% in the case of certain irregular and closeout licensed merchandise. Except as noted below, the Company is subject to guaranteed minimum annual royalty payments of $3.0 million each year from 2002 through 2007. The Company is required to spend an amount equal to the greater of 3% of Girbaud men’s net sales or $500,000 (increased by $200,000 in each of 2007, 2008 and 2009) in advertising and related expenses promoting the men’s Girbaud brand products in each year through the term of the Girbaud Men’s Agreement. During 2007, the Company made royalty payments under the Girbaud Men’s Agreement totaling approximately $2,750,000.

Under the Girbaud Women’s Agreement, the Company is required to make payments to Latitude in an amount equal to 6.25% of its net sales of regular licensed merchandise and 3.0% in the case of certain irregular and closeout licensed merchandise. Except as noted below, the Company is subject to guaranteed minimum annual royalty payments of $1.5 million each year from 2002 through 2007. The Company is required to spend an amount equal to the greater of 3% of Girbaud women’s net sales of $400,000 (increased by $200,000 in each of 2007, 2008 and 2009) in advertising and related expenses promoting the women’s Girbaud brand products in each year through the term of the Girbaud Women’s Agreement. In addition, over the term of the Girbaud Women’s Agreement, the Company is required to contribute $190,000 per year to Latitude’s advertising and promotional expenditures for the Girbaud brand. During 2007, the Company made royalty payments under the Girbaud Women’s Agreement totaling $1,375,000.

Entry into a Material Definitive Agreement.

On May 9, 2008, Textile (the Company’s major stockholder and an affiliate of Latitude Licensing Corp. (“Latitude”)), Wurzburg Holding S.A. (“Wurzburg”) (a stockholder, an affiliate of both Textile and Girbaud Design, Inc. (“Girbaud Design”) and the assigned holder by Latitude of the Company’s licensing agreements), Olivier Bachellerie (a director of the Company), René Faltz (also a director of the Company) and the Company entered into a series of definitive agreements (the “Transaction”) pursuant to which:

●
The Amended and Restated Subordinated Secured Promissory Note, dated as of December 30, 2004, by and between the Company (as borrower) and Textile (as purchaser and lender), was fully discharged and cancelled such that approximately $2.9 million, including interest accrued though May 9, 2008, was converted into approximately 14.3 million of newly issued shares of the Company’s common stock and sold at a conversion price of $0.20 per share in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”);

●	Textile and Messrs. Bachellerie and Faltz collectively purchased, in a private placement exempt from the registration requirements of the Securities Act, 10.0 million newly issued shares of the Company’s common stock at a price of $0.20 per share. The Company received $2.0 million for issuance of these shares;

●
Textile, Wurzburg, Messrs. Bachellerie and Faltz, and the Company entered into an investor rights agreement whereby Textile, Wurzburg, and Messrs. Bachellerie and Faltz were granted certain registration, representation on the Board of Directors and other rights as set forth therein;

●
Mr. Robert S. Stec, the Company’s Chief Executive Officer, purchased, in a private placement exempt from the registration requirements of the Securities Act, 0.5 million newly issued and unregistered shares of the Company’s common stock at a price of $0.20 per share. The Company received $0.1 million for the issuance of these shares;

●
The Girbaud Men’s Agreement (an exclusive license agreement that the Company entered into in November 1997 with Girbaud Design and its affiliate, Wurzburg, to manufacture and market men’s jeanswear, casualwear and outerwear under the Girbaud brand and certain related trademarks in all channels of distribution in the United States, including Puerto Rico and the U.S. Virgin Islands) and the Girbaud Women’s Agreement (an exclusive license agreement the Company entered into in March 1998 with Latitude to manufacture and market women’s jeanswear, casualwear and outerwear, including active influenced sportswear, under the Girbaud brand and certain related trademarks in all channels of distribution in the United States, including Puerto Rico and the U.S. Virgin Islands) were both amended to defer the minimum royalty payments due in the months of February, March, April and May 2008. These minimum royalty deferrals, totaling $1.5 million, will accrue interest at a rate of 10% per annum and will be payable no later than December 31, 2009;

●
The Company agreed that no bonus payments will be paid in 2008 to its senior management, nor will the Company issue any bonus payments to senior management with respect to the Company’s financial performance in fiscal year 2008.  With the prior written consent of Textile, the Company may provide equity incentive compensation to senior management in lieu of bonuses for fiscal year 2008.; and

●	Mr. Stec’s employment agreement was extended through December 2011.

During each of the five years ended December 31, 2005, the amounts of advertising and related expenses incurred by the Company in marketing the Girbaud brand products were less than the amounts required under the agreements.  In each of the various amendments to the men’s and women’s license agreements, which were executed from 2002 through 2004, Latitude and the Company confirmed to one another that neither party was in default to the other in the performance of any of the obligations owed by either of them to the other.  On March 29, 2006, Latitude also waived the Company’s failure to spend the minimum amounts required under the men’s and women’s license agreements in 2005.  In 2006 and 2007, the Company was in compliance with these requirements under the licensing agreements.

The Company is obligated to pay a minimum of $7.2 million during 2008 in the form of minimum royalty payments (before $1.5 million deferred to 2009), fashion show and advertising and promotional expenses pursuant to the Girbaud Agreements.  In 2008, the Company expects that substantially all of its net sales will come from apparel associated with the Girbaud licenses.

REPORT OF THE AUDIT COMMITTEE

The operations of the Audit Committee are governed by a written charter adopted by the Board, a copy of which can be accessed through the News—Corporate Governance links on the Company’s website at www.icisaacs.com.  Pursuant to the charter, only independent directors, as that term is defined by the Marketplace Rules of The Nasdaq Stock Market, may serve as members of the Audit Committee.

The primary function of the Audit Committee is to assist the Board in fulfilling its oversight responsibilities by reviewing:

●	the financial reports and other financial information provided by the Company to any governmental body or the public;

●	the Company’s systems of internal controls regarding finance, accounting, legal compliance and ethics that management and the Board have established; and

●	the Company’s auditing, accounting and financial reporting processes generally.

The Audit Committee performs its oversight of the Company’s financial reporting obligations by engaging in dialogues with management and with BDO Seidman, LLP, the Company’s independent registered public accounting firm during the year ended December 31, 2007.  The discussions in which we engage pertain to issues germane to the preparation of the Company’s annual financial statements, and the conduct and completion of the audit of the Company’s annual financial statements.

The Audit Committee has reviewed and discussed the Company’s consolidated annual financial statements with management and with representatives of BDO Seidman, LLP.  We also discussed with representatives of that accounting firm the matters required to be discussed with the Company’s independent registered public accounting firm, pursuant to Statement of Auditing Standards No. 61, as amended, “Communication with Audit Committees.”

BDO Seidman, LLP also provided to the Audit Committee the written disclosures required by Independence Standards Board Standard No. 1, “Independence Discussions with Audit Committees,” and we discussed the question of BDO Seidman, LLP’s independence with representatives of that firm.

Based upon those reviews and discussions, and BDO Seidman, LLP’s report regarding its audit of the Company’s financial statements for the year ended December 31, 2007, the Audit Committee recommended to the Company’s Board that such audited financial statements be included in the this Annual Report on Form 10-K.

All of the non-audit services provided by BDO Seidman, LLP during 2007, and the fees and costs incurred in connection with those services, were pre-approved by this Audit Committee in accordance with the Company’s policy of pre-approval of audit and permissible non-audit services.  (This policy is discussed in further detail below in the discussion of Proposal 2.)  Before approving the retention of BDO Seidman, LLP for these non-audit services, the Audit Committee considered whether such retention was compatible with maintaining BDO Seidman, LLP’s auditor independence.  In reliance on the reviews and discussions, discussed above, with management and BDO Seidman, LLP, the Audit Committee believes that the non-audit services provided by BDO Seidman, LLP were compatible with, and did not impair, BDO Seidman, LLP’s auditor independence.

The following Board members currently serve on the Company’s Audit Committee:

●	Neal J. Fox (Chairman);

●	Jon Hechler; and

●	John McCoy.

    Robert Stec was a member of the Audit Committee until April 2007, when he was appointed interim CEO of the Company.  At that time, Mr.  Stec stepped down and John McCoy became the third member of the Audit Committee.
ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table shows the fees that the Company paid or accrued for the audit and other services provided by BDO Seidman, LLP in 2007 and 2006:

	Years Ended December 31,
	2007	2006
Audit fees (1)	$406,310	$375,900
Audit-related fees (2)	19,500	18,000
Tax fees	25,000	22,000
Total	$450,810	$415,900

(1)	“Audit fees” includes the audit of the Company’s consolidated financial statements and quarterly reviews of its financial statements and related filings on SEC Forms 10-K and 10-Q.

(2)	“Audit-related fees” includes an audit of the Company’s employee benefit plan.

(3)	“Tax fees” includes tax compliance services.

All audit, audit related and tax services were pre-approved by the Audit Committee, which concluded that the performance of such services by BDO Seidman, LLP was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accountants

    Beginning in 2003, our Audit Committee instituted a policy of pre-approving all audit and permissible non-audit services provided by our independent certified public accountants.  These services may include audit services, audit-related services, tax services and other services.  Pre-approval is generally detailed as to the particular service or category of services and is generally subject to a specific budget.  Our independent certified public accountants and management are required to periodically report to the Audit Committee regarding the extent of services provided by our independent certified public accountants in accordance with this pre-approval requirement and the fees that we have incurred for those services.  The Audit Committee may also pre-approve additional services on a case-by-case basis.  The Audit Committee does not delegate to management its responsibilities to pre-approve.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1.	Financial Statements. The following financial statements, related notes and the Report of Independent Registered Public Accounting Firm, are included in response to Item 15 hereof:

2.	Financial Statements Schedules. The following is a list of all financial statements schedules filed herewith:

Schedule II-Valuation and Qualifying Accounts

Schedules other than those listed above have been omitted because they are not required or are not applicable, or the required information has been included in the Consolidated Financial Statements or the Notes thereto.

3.	Exhibits (numbered in accordance with Item 601 of Regulation S-K).

The exhibits listed on the accompanying Exhibit Index are filed as part of this Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

I.C. ISAACS & COMPANY, INC. (REGISTRANT)
By:	/s/ Robert S. Stec
Robert S. Stec Chief Executive Officer
Date: May 16, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Neal J. Fox	Chairman of the Board	May 16, 2008
Neal J. Fox

/s/ Timothy J. Tumminello	Interim Principal Financial Officer,	May 16, 2008
Timothy J. Tumminello	Controller & Vice President

/s/ Robert S. Stec	Director	May 16, 2008
Robert S. Stec

Director
Olivier Bachellerie

Director
René Faltz

Director
François Girbaud

/s/ Jon Hechler	Director	May 16, 2008
Jon Hechler

/s/ John McCoy II	Director	May 16, 2008
John McCoy II

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
I.C. Isaacs & Company, Inc.
New York, New York

We have audited the accompanying consolidated balance sheets of I.C. Isaacs & Company, Inc., (the “Company”) as of December 31, 2007 and 2006 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007.  We have also audited the schedule listed in the accompanying index.  These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our auditors included consideration of internal control over financial reporting as a basis of designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of I.C. Isaacs & Company, Inc. at December 31, 2007 and 2006, and the results of its operations and its cash flows in each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 8, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R) Share-Based Payment.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company has experienced a significant operating loss in 2007 and expects future operating losses and negative cash flows from operations which raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BDO Seidman, LLP

Bethesda, Maryland
May 7, 2008

I.C. Isaacs & Company, Inc.
Consolidated Balance Sheets

	December 31,
	2007	2006
Assets
Current assets
Cash and cash equivalents	$1,190,694	$524,544
Accounts receivable, less allowance for doubtful accounts of $700,000 and $725,000 (Note 4)	2,479,026	13,268,014
Inventories (Notes 2 and 4)	3,767,652	10,492,169
Prepaid expenses and other	605,017	1,004,170

Total current assets	8,042,389	25,288,897
Property, plant and equipment, net (Note 3)	2,148,714	3,233,047
Prepaid pension asset (Note 10)	600,000	—
Other assets (Note 9)	265,284	287,258
	$11,056,387	$28,809,202

Liabilities and Stockholders’ Equity
Current liabilities
Bank overdraft	$—	$7,582
Revolving line of credit (Note 4)	—	3,389,656
Note payable (Note 4)	—	2,103,461
Accounts payable	1,606,057	2,831,185
Accrued expenses and other current liabilities (Note 5)	2,341,689	1,806,383

Total current liabilities	3,947,746	10,138,267

Long-term maturities of debt, including accrued interest of $701,280 (Note 4)	2,804,741	—
Pension liability (Note 10)	—	1,603,000

Total liabilities	6,752,487	11,741,267

Commitments and contingencies (Notes 4, 9 and 10)

Stockholders’ Equity (Notes 7 and 8)
Preferred stock; $.0001 par value; 5,000,000 shares authorized, none outstanding	—	—
Common stock; $.0001 par value; 50,000,000 shares authorized; 13,740,127 and 13,250,994 shares issued; 12,563,418 and 12,074,285 shares outstanding	1,374	1,325
Additional paid-in capital	45,811,513	45,302,162
Accumulated deficit	(36,250,116)	(20,606,681)
Accumulated other comprehensive loss (Note 10)	(2,936,000)	(5,306,000)
Treasury stock, at cost (1,176,709 shares)	(2,322,871)	(2,322,871)

Total stockholders’ equity	4,303,900	17,067,935
	$11,056,387	$28,809,202

See accompanying notes to consolidated financial statements.

I.C. Isaacs & Company, Inc.
Consolidated Statements of Operations

	Year Ended December 31,
	2007	2006	2005

Net sales	$37,213,730	$82,235,994	$83,288,935
Cost of sales	26,550,539	48,945,372	49,070,145

Gross profit	10,663,191	33,290,622	34,218,790

Operating expenses
Selling	8,282,553	10,381,649	10,834,335
License fees (Note 9)	4,500,000	5,403,846	5,114,319
Distribution and shipping	1,964,826	2,457,342	2,247,450
General and administrative	8,632,672	9,005,533	8,603,793
Severance (Note 9)	2,020,866	—	—
Impairment of assets	756,040	—	—
Gain on sale of trademark	(100,000)	—	—
Litigation settlement	—	—	1,750,000

Total operating expenses	26,056,957	27,248,370	28,549,897

Operating (loss) income	(15,393,766)	6,042,252	5,668,893

Other income (expense)
Interest, net of interest income, of $16,694, $11,580 and $4,994	(196,890)	(627,917)	(435,882)
Other, net	24,218	6,364	238

Total other expense	(172,672)	(621,553)	(435,644)

(Loss) income before income taxes	(15,566,438)	5,420,699	5,233,249

Income tax (expense) benefit (Note 6)	(76,997)	(2,813,767)	1,178,000

Net (loss) income	$(15,643,435)	$2,606,932	$6,411,249

Basic (loss) earnings per share	$(1.27)	$0.22	$0.55

Basic weighted average shares outstanding	12,347,811	12,020,454	11,729,305

Diluted (loss) earnings per share	$(1.27)	$0.21	$0.48

Diluted weighted average shares outstanding	12,347,811	12,692,345	13,397,202

See accompanying notes to consolidated financial statements.

I.C. Isaacs & Company, Inc.
Consolidated Statements of Stockholders’ Equity

	Common Stock Outstanding	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Total

Balance, at December 31, 2004	11,614,090	$1,279	$44,100 636	$(29,624,862)	$—	$(2,322,871)	$12,154,182
Comprehensive Income:
Net Income	—	—	—	6,411,249	—	—	6,411,249
Adjustment to minimum pension liability (Note 10)	—	—	—	—	(5,616,000)	—	(5,616,000)
Total Comprehensive Income							795,249
Issuance of common stock associated with exercise of stock options	176,000	18	194,166	—	—	—	194,184
Issuance of common stock associated with exercise of stock warrants	206,395	20	(20)	—	—	—	—
Balance, at December 31, 2005	11,996,485	1,317	44,294,782	(23,213,613)	(5,616,000)	(2,322,871)	13,143,615
Comprehensive (loss) income:
Net income	—	—	—	2,606,932	—	—	2,606,932
Total Comprehensive (loss) income							2,606,932
Adjustment to minimum pension liability (Note 10)	—	—	—	—	310,000	—	310,000
Stock-based compensation expense	—	—	901,800	—	—	—	901,800
Issuance of common stock associated with exercise of stock options	77,800	8	105,580	—	—	—	105,588
Balance, at December 31, 2006	12,074,285	1,325	45,302,162	(20,606,681)	(5,306,000)	(2,322,871)	17,067,935
Comprehensive (loss) income:
Net loss	—	—	—	(15,643,435)	—	—	(15,643,435)
Adjustment to minimum pension liability (Note 10)					2,370,000		2,370,000)
Total Comprehensive (loss) income							(13,273,435)
Issuance of common stock associated with Pension Plan	280,800	28	214,972	—	—	—	215,000
Stock-based compensation expense	—	—	294,400	—	—	—	294,400
Issuance of common stock associated with exercise of stock warrants	208,333	21	(21)	—	—	—	—
Balance, at December 31, 2007	12,563,418	$1,374	$45,811,513	$(36,250,116)	$(2,936,000)	$(2,322,871)	$4,303,900

See accompanying notes to consolidated financial statements.

I.C. Isaacs & Company, Inc.
Consolidated Statements of Cash Flows (Note 11)

	Years Ended December 31,
	2007	2006	2005

Operating Activities
Net (loss) income	$(15,643,435)	$2,606,932	$6,411,249
Adjustments to reconcile net income to cash provided by operating activities:
Change in provision for doubtful accounts	(25,000)	25,000	384,000
Change in provision for sales returns and discounts	(31,447)	(404,069)	313,207
Deferred tax asset	—	2,517,000	(1,324,000)
Depreciation and amortization	778,905	621,388	567,156
Stock-based compensation	294,400	901,800	—
Impairment of assets, net of gain on sale of trademark	656,040	—	—
Decrease (increase) in assets:
Accounts receivable	10,845,435	1,940,551	(5,510,980)
Inventories	6,724,517	(5,204,686)	3,029,954
Prepaid expenses and other	399,153	(600,019)	105,352
Prepaid pension asset	(600,000)	—	—
Other assets	(4,486)	8,938	74,993
(Decrease) increase in liabilities:
Accounts payable	(1,225,128)	767,664	(1,034,442)
Accrued expenses and other current liabilities	1,236,586	(3,685,721)	(307,470)
Pension liability	982,000	536,000	—

Cash provided by operating activities	4,387,540	30,778	2,709,019

Investing Activities
Capital expenditures	(424,152)	(989,348)	(1,291,090)
Proceeds from sale of trademark	100,000	—	—

Cash used in investing activities	(324,152)	(989,348)	(1,291,090)

Financing Activities
Net change in bank overdrafts	(7,582)	(439,419)	447,001
Net (payments) borrowings on revolving line of credit	(3,389,656)	3,389,656	(223,283)
Principal payments on note payable	—	(2,516,133)	(1,938,314)
Issuance of common stock	—	105,588	194,184

Cash (used in) provided by financing activities	(3,397,238)	539,692	(1,520,412)

Increase (decrease) in cash and cash equivalents	666,150	(418,878)	(102,483)

Cash and cash equivalents, at beginning of year	524,544	943,422	1,045,905

Cash and cash equivalents, at end of year	$1,190,694	$524,544	$943,422

See accompanying notes to consolidated financial statements.

I.C. Isaacs & Company, Inc.
Notes to The Consolidated Financial Statements

1.	Basis of Presentation and Summary of Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of I. C. Isaacs & Company, Inc. (“ICI”), I.C. Isaacs & Company, L.P. (“LP”), Isaacs Design, Inc. (“Design”) and I.C. Isaacs Far East Ltd. (collectively the “Company”).  I.C. Isaacs Far East Ltd. did not have any significant revenue or expenses in 2007, 2006 or 2005.  All intercompany balances and transactions have been eliminated.

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

Risks and Uncertainties-Business Operations

The apparel industry is highly competitive. The Company competes with many companies, including larger, well-capitalized companies that have sought to increase market share through massive consumer advertising and price reductions. The Company continues to experience increased competition from many established and new competitors at both the department store and specialty store channels of distribution. The Company continues to redesign its jeanswear and sportswear lines in an effort to be competitive and compatible with changing consumer tastes. Also, the Company has developed and implemented marketing initiatives to promote its Girbaud brand. A risk to the Company is that such a strategy may lead to continued pressure on profit margins. In the past several years, many of the Company’s competitors have switched much of their apparel manufacturing from the United States to foreign locations, such as Mexico, the Dominican Republic and throughout Asia.  As competitors lower production costs, it gives them greater flexibility to lower prices. Over the last several years, the Company also switched its production to contractors outside the United States in order to reduce costs. Since 2001, the Company has imported substantially all its inventory as finished goods from contractors in Asia, Africa and South and North America.  This shift in purchasing requires the Company to estimate sales and issue purchase orders for inventory well in advance of receiving firm orders from its customers.  A risk to the Company is that its sales estimates may differ from actual orders.  If this happens, the Company may miss sales because it did not order enough inventories, or it may have to sell excess inventories at reduced prices.  The Company faces other risks inherent in the apparel industry. These risks include changes in fashion trends and related consumer acceptance and the continuing consolidation in the retail segment of the apparel industry. The Company’s ability, or inability, to manage these risk factors could influence future financial and operating results.

Risks and Uncertainties-Sources of Liquidity

Gross profit for fiscal year 2007 was $10.7 million, which was insufficient to meet our operating expenses of $26.1 million for the same period.  However, for the twelve months ended December 31, 2007, the cash flow generated from operating activities was sufficient to fund our daily operations, mainly as a result of the Company’s ability to collect the accounts receivable during the year and its ability to sell-off and reduce its inventory levels over the second half of 2007.  During 2007, the Company substantially reduced its headcount and other operating expenses in preparation for reduced sales levels in 2007 and that are forecasted in 2008.

I.C. Isaacs & Company, Inc.
Notes to The Consolidated Financial Statements

    During the first quarter of 2008, the Company continued to experience reduced sales and net losses.  Cash used in operations from these losses, which totaled approximately $3.3 million, has been funded by the Company’s cash balances at the beginning of the year and the utilization of the revolving line of credit through the first three months of 2008.  Because the revolving line of credit is primarily based on accounts receivable generated by sales resulting in excess availability of approximately $0.5 million at March 31, 2008, the Company anticipates it will require additional financing by the end of April or May to meet its 2008 operating needs.

The Company is dependent on receiving additional debt and/or equity financing to meet its operating needs for 2008 and is actively pursuing potential financing options to secure additional funds to first stabilize and then grow the business operations.  On May 9, 2008, Textile (the Company's major stockholder and an affiliate of Latitude), Wurzburg (a stockholder, an affiliate of both Textile and Girbaud Design), Olivier Bachellerie (a director of the Company), René Faltz (also a director of the Company) and the Company entered into a series of definitive agreements (“the Transaction”) pursuant to which:

●
The Amended and Restated Subordinated Secured Promissory Note, dated as of December 30, 2004, by and between the Company (as borrower) and Textile (as purchaser and lender), was fully discharged and canceleld such that approximately $2.9 million including interest accrued though May 9, 2008 was converted into approximately 14.3 million of newly issued shares of the the Company's common stock and sold at a conversion price of $0.20 per share in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”);

●
Textile and Messrs. Bachellerie and Faltz collectively purchased, in a private placement exempt from the registration requirements of the Securities Act, 10.0 million newly issued shares of the Company's common stock at a price of $0.20 per share.  The Company will recieve $2.0 million for issuance of these shares;

●	Textile, Wurzburg, Messrs. Bachellerie and Faltz, and the Company entered into an investor rights agreement whereby Textile, Wurzburg, Bachellerie and Faltz were granted certain registration, representation on the Board of Directors and other rights as set forth therein;

●
Mr. Robert S. Stec, the Chief Executive Officer of the Company, will purchase 0.5 million newly issued and unregistered shares of the Company's common stock.  The Company will recieve $0.1 million for issuance of these shares;

●
The Girbaud Men's Agreement, dated as of November 1, 1997, by and between Girbaud Design and I.C. Isaacs & Company, L.P., and the Girbaud Women's Agreement, dated as of March 4, 1998, by and between Latitude and I.C. Isaacs & Company, L.P., were both amended to defer the minimum royalty payments due in the months of February, March, April and May 2008.  These minimum royalty deferrals, totaling $1.5 million will accrue interest at a rate of 10% per annum and will be payable no later than December 31, 2009;

●
It is also agreed that no cash bonuses will be paid to management in 2008 or for performance in 2008 will be paid in cash without Textile's prior written consent, and the Board reserves the right to provide equity incentive compensation to senior management in lieu of cash payments for 2008 bonuses;

●
The Company agreed that no bonuses will be paid in 2008 to its senior management nor will the Company issue any bonuses to senior management with respect to the Company’s financial performance in fiscal year 2008. With the prior written consent of Textile, the Company may provide equity incentive compensation to senior management in lieu of bonuses for fiscal year 2008;

●	Mr. Stec's employment agreement was extended through December 2011.

I.C. Isaacs & Company, Inc.
Notes to The Consolidated Financial Statements

    While the Company believes this infusion of cash through the equity transactions, the expense deferrals and the amendment on the Credit Facility as listed above will be sufficient to meets its operating needs for 2008 to stabilize and grow the business, the Company cannot assure its investors that this cash infusion together with cash from operations will be sufficient to fund the Company’s operations for the next 12 months.

Going Concern

    The accompanying consolidated financial statements have been prepared assuming we will continue as a going concern.  Due to the matter noted above, the Company may not have sufficient funds to continue in business.  The consolidated financial statements do not reflect any adjustments that might result from this uncertainty.
b

Use of Estimates

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make certain estimates and assumptions, particularly regarding valuation of accounts receivable and inventory, recognition of liabilities, valuation of stock-based compensation expense associated with equity awards and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

Concentration of Credit Risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of trade accounts receivable. The Company’s customer base is not concentrated in any specific geographic region, but is concentrated in the retail industry.  For the year ended December 31, 2007, the Company had one customer that represented 14.4% of sales.  None of the Company’s customers accounted for 10% or more of sales in 2006.  As of December 31, 2007, the Company had three customers that represented approximately 24%, 14% and 11% of net accounts receivable.  As of December 31, 2006 the Company had one customer that represented 12% of net accounts receivable, respectively.

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

Revenue Recognition

Revenue is recognized upon the transfer of title and risk of ownership to customers. Net revenue is recorded net of discounts and net of provisions for estimated returns and allowances on a historical basis. On a seasonal basis, the Company negotiates price adjustments with its retail customers as sales incentives.  The Company accrues the cost of such adjustments on an ongoing basis considering actual price adjustments, historical trends, projected seasonal results and an evaluation of current economic conditions.  These costs, which have been recorded as a reduction to net revenue, were $2,400,000, $1,900,000 and $3,710,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

Shipping and handling fees billed to customers are classified in net sales in the consolidated statements of operations. Shipping and handling costs incurred are classified in distribution and shipping in the consolidated statements of operations.

I.C. Isaacs & Company, Inc.
Notes to The Consolidated Financial Statements

Inventory, Cost of Goods Sold and Operating Expenses

Inventories are stated at the lower of cost or market. Inventory cost is determined by the first-in, first-out (“FIFO”) method.  The Company includes in inventory costs and cost of goods sold all costs and expenses related to obtaining merchandise incurred prior to the receipt of finished goods at the Company’s distribution facilities. These costs include, but are not limited to, product cost, inbound freight charges, purchasing and receiving costs, inspection costs, warehousing costs and internal transfer costs, as well as insurance, duties, brokers’ fees and consolidators’ fees.  The Company did not experience abnormal amounts of idle facility expense, freight, handling costs, or excessive spoilage which required treatment as current period charges in 2007, 2006 nor 2005.

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

Allowance for Doubtful Accounts

An allowance for doubtful accounts is maintained for estimated losses resulting from the inability of the Company’s customers to make required payments.  Management considers the following factors when determining the collectability of specific customer accounts: credit-worthiness, past transaction history and current economic industry trends.  After all attempts of collecting a receivable have failed, the receivable is written-off against the allowance.  Although it is reasonably possible that management’s estimate for uncollectible accounts could change in the near future, management is not aware of any events that would result in a change to its estimate, which would be material to the Company’s financial position or results of operations.  Management believes that an allowance for doubtful accounts of $700,000 and $725,000 is required as of December 31, 2007 and 2006, respectively.

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

I.C. Isaacs & Company, Inc.
Notes to The Consolidated Financial Statements

Equity Awards and Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) revised Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation.  The revised SFAS No. 123 (“SFAS 123(R)”), Share-Based Payment, supersedes Accounting Principles Board (“APB”) No. 25, Accounting for Stock Issued to Employees.  SFAS 123(R) requires all companies to measure and recognize compensation expense for all stock-based payments at fair value.  Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123(R), using the modified prospective transition method.  The results of prior periods have not been restated. Under this method, the Company recognizes compensation expense for all stock-based payments granted after January 1, 2006 and prior to, but not yet vested as of January 1, 2006, in accordance with SFAS 123(R). Prior to the adoption of SFAS 123(R), the Company accounted for stock-based payments under APB 25, and accordingly, the Company was not required to recognize compensation expense for options granted that had an exercise price equal to the market value of the underlying common stock on the date of grant.

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

Advertising Costs

Direct advertising costs included in selling expenses are expensed as incurred and were $1,052,253, $642,267 and $475,152 for the years ended December 31, 2007, 2006 and 2005, respectively.

These costs are included in the promotional license requirement discussed in Note 9.

Cash Equivalents

For purposes of the statements of cash flows, all temporary investments purchased with a maturity of three months or less is considered to be cash equivalents.

Income Taxes

    The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Under SFAS 109, deferred taxes are determined using the liability method which requires the recognition of deferred tax assets and liabilities based on differences between the financial statement and the income tax basis using presently enacted tax rates. SFAS No. 109 requires that the net deferred tax asset be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the net deferred tax asset will not be realized.'

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

I.C. Isaacs & Company, Inc.
Notes to The Consolidated Financial Statements

Net Income or Loss Per Share

Net income or loss per share is based on the weighted average number of shares of common stock and dilutive common stock equivalents outstanding.  Basic loss per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted earnings (loss) per share reflect the potential dilution of securities that could share in the earnings of an entity.  If the outstanding options and restricted stock were included in the dilutive earnings (loss) per share, the result would be anti-dilutive.  Accordingly, basic and diluted net loss attributable to common stock per share is identical for the year ended December 31, 2007.  Weighted average diluted common stock equivalents were 671,891 and 1,667,897 for the years ended December 31, 2006 and 2005, respectively (See Note 8 - Equity Awards and Stock Compensation Expense.).  If included, the dilutive number of shares of common stock issuable in connection with stock options and restricted stock would total 257,665 for the year ended December 31, 2007.

Comprehensive (Loss) Income

Comprehensive (loss) income reflects the change in minimum pension liability adjustments.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice.  This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  In February 2008, FASB issued FASB Staff Position SFAS No. 157-2, which defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the entity's financial statements on a recurring basis.  The Company is evaluating the impact, if any; SFAS 157 will have on its financial condition or results of operations.

On February 15, 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities.  SFAS 159 permits companies and not-for-profit organizations to make a one-time election to carry eligible types of financial assets and liabilities at fair value, even if fair value measurement is not required under GAAP. SFAS 159 is effective for fiscal years beginning after November 15, 2007.  The Company does not believe that it will have a significant impact.

I.C. Isaacs & Company, Inc.
Notes to The Consolidated Financial Statements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”), which applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  SFAS 141R may not be applied before that date.  SFAS 141R establishes principles and requirements for how the acquirer: (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree; (ii) recognizes and measures the goodwill acquired in the business combination or the gain from a bargain purchase; and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  The Company does not expect SFAS 141R to have an effect on its results of operations and its financial condition, unless the Company enters into a business combination after January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements–an amendment to ARB No. 51.  SFAS 160 requires noncontrolling interests to be recognized as equity in the consolidated financial statements, separate from the parent’s equity.  In addition, net income attributable to the noncontrolling interests is to be included in consolidated net income.  SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest.  In addition, when a subsidiary is deconsolidated, the parent must recognize a gain or loss in net income, measured using the fair value of the noncontrolling equity investment on the deconsolidation date.  Expanded disclosures are also required regarding the interests of the parent and its noncontrolling interest.  SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  The Company does not expect SFAS 160 to have any impact on its consolidated financial statements.

In December 2007, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin 110, Share-Based Payment, (“SAB 110”) which updated SAB 107, Share-Based Payment.  SAB 110 allows for continued use of the simplified method for estimating the expected term of “plain vanilla” share option grants under specified conditions.  The expected term used to value a share option grant under the simplified method is the mid-point between the vesting date and the contractual term of the share option.  SAB 110 eliminates the December 31, 2007 sunset provision previously specified in SAB 107.  SAB 110 is effective for share option grants made on or after January 1, 2008.  As noted in Note 8 – Equity Awards and Stock-Based Compensation, the Company has utilized the simplified method until the Company has sufficient historical exercise data to provide a reasonable basis to estimate the expected term.

2.	Inventories

Inventoires consist of the following:
	2007	2006

Work-in-process	$506,132	$1,106,770
Finished goods	3,261,520	9,385,399
	$3,767,652	$10,492,169

3.	Property, Plant and Equipment

Property, plant and equipment consists of the following:	December 31,
	2007	2006	Estimated Useful Lives

Land	$149,160	$149,160
Buildings and improvements	1,262,892	1,262,892	18 years
Machinery, equipment and fixtures	5,957,824	4,921,497	5-7 years
Leasehold improvements and other	3,655,943	6,813,723	various

	11,025,819	13,147,272
Less accumulated depreciation and amortization	8,877,105	9,914,225

	$2,148,714	$3,233,047

Depreciation and amortization expense for 2007, 2006 and 2005 totaled $778,905, $621,388 and $567,156, respectively.

I.C. Isaacs & Company, Inc.
Notes to The Consolidated Financial Statements

4.	Debt

Debt consists of the following:	December 31,
	2007	2006

Revolving line of credit (a)	$—	$3,389,656
Note payable - current portion(b)	—	2,103,461
Total current portion of long term debt	—	5,493,117

Note payable - long term portion including accrued interest (b)	2,804,741	—

Total	2,804,741	5,493,117

(a)	On December 31, 2004, the Company entered into a three-year credit facility (the “Credit Facility”) with Wachovia Bank, National Association (“Wachovia”). (The Company has since entered into an amendement to this Credit Facility, which admendement is discussed below.) The Credit Facility provided that the Company could borrow, using as collateral, up to 85% of eligible accounts receivable and a portion of eligible inventory, both as defined by the Credit Facility. Borrowings under the Credit Facility were not to exceed $25.0 million ($15.0 as amended), including oustanding letters of credit which were limited to $8.0 million at anyone time. The Credit Facility accorded to the Company the right, at its election, to borrow these amounts at either Prime Rate Loans or LIBOR Loans. Prime Rate Loans bear interst at prime rate plus the applicable margin in effect from time to time. Pursuant to the Credit Facility, LIBOR Loans were limited to three in total, had to be a minimum of $1,000,000 each and in integral multiples of $500,000 in excess of that amount, and had to bear interest at the LIBOR rate plus the applicable margin in effect from time to time. The applicable margins, as defined by the Credit Facility, fluctuated from 0.00% to 0.75% for the Prime Rate Loans and 2.00% and 2.75% for LIBOR Loans. The applicable margins were inversely affected by fluctuations in the amount of "excess availability," defined as the unused portion of the amount available under the facility, which were in staggered increments from less than $2.5 million to $7.5 million. The Prime Rate and the LIBOR Rate were 7.25% and 4.49% respectively, at December 31, 2007. All the amounts that were borrowed under the Credit Facility at December 31, 2007 were Prime Rate Loans, and the effective rate was 7.25% at that time. Prior to being amended, the Credit Facility also required the Company to comply with certain covenants expressed as fixed charge coverage ratios and tangible liability to net worth ratios. On November 13, 2007, the Company entered into a Second Amendment to the Credit Facility (the “Second Amendment Credit Facility”) with Wachovia Bank. In summary the Second Amendment Credit Facility did the following:

●	waived all existing defaults from March 2007 through September 2007;

●	extended the termination date of the Credit Facility from December 28, 2007 to December 31, 2011;

●	reduced the revolver commitment from $20.0 million to $15.0 million;

●
offered two borrowing options, from which the Company can choose.  One option offers, using as collateral, up to 85% of eligible accounts receivable minus reserves (both as defined by the Credit Facility), as designated by Wachovia.  The other option provides, using as collateral, up to 85% of eligible accounts receivable and a portion of eligible inventory (not to exceed $8.0 million) minus reserves as designated by Wachovia.  The Company must maintain excess availability of $2.0 million ($1.5 million if certain ratios are met) under this second option;

I.C. Isaacs & Company, Inc. Notes to The Consolidated Financial Statements

●	adjusted the applicable margin to fluctuate from (0.25%) to 0.25% for Prime Rate loans and 2.00% to 2.50% for LIBOR loans;

●	eliminated the financial covenants, such as fixed charge coverage ratios and tangible liability to net worth ratios, that were required by the Credit Facility;

●	reduces the amout of capital expenditures the Company can incur for fiscal years 2007 and 2008 from $2.0 million to $0.4 million in the aggregate; and

●
required an early termination fee of (i) 1.5% of the revolver commitment if the termination occurs on or before November 13, 2008 and (ii) 0.75% of the Revolver Commitment if the termination occurs after November 13, 2008 but on or before November 13, 2009.

The Company is currently evaluating the accounting for the transaction in order to determine whether any charge would be required to be recorded in its second quarter 2008 financial statements.

As collateral security for its obligations under the Credit Facility, ICI and the LP granted a first priority security interest in all of their respective assets to Wachovia.

In connection with these transacations, the Company amended its three-year Credit Facility.  On April 21, 2008, the Company entered into a Third Amendment to the Credit Facility (the “Credit Facility Third Amendment”) with Wachovia.  The Credit Facility Third Amendment does the following:

●
offers two additional borrowing base options from which the Company may elect.  Under the first option, the Company may borrow up to 85% of eligible accounts receivable and a portion of eligible inventory (not to exceed $500,000) minus reserves (both as defined by the Credit Facility Third Amendment), as designated by Wachovia.  This option was available to the Company until the earlier of May 30, 2008 and the consummation of the Transaction, which consummation occurred on May 9, 2008.  As such, this first option is no longer available to the Company.  Under the second option, the Company may borrow up to 85% of eligible accounts receivable and a portion of eligible inventory (not to exceed $8.0 million) minus reserves, as designated by Wachovia.  The Company must maintain excess availability of $1.5 million ($1.0 million if certain ratios are met) under this second option.  This option became available following the consummation of the Transaction;

●
imposes a fixed charge coverage ratio requirement at all times that the Company elects the second borrowing option above of not less than (i) 1.00 for the first three fiscal quarters of 2009 and (ii) 1.20 to 1.00 for each fiscal quarter thereafter;

●	sets the applicable margin through January 1, 2009 for 0.25% for Prime Rate Loans and 2.50% for LIBOR loans;

●	reduces the amount of capital expenditures the Company can incur for each fiscal year to $250,000 in 2008, $300,000 in 2009 and $500,000 for 2010 and each fiscal year thereafter;

●	limits the Company from entering into any lease or rental payments exceeding $175,000 in any 12 month period; and

●	requires the proceeds from the potential sale of the Company’s Baltimore facility to be used to pay down any existing loans on the revolving line of credit and to establish a reserve of such amount on all borrowing base options until 2009 and if the Company must meet certain fixed charge coverage ratios.

At December 31, 2007 the Company had no borrowings under the Credit Facility and had outstanding letters of credit of approximately $0.1 million.

I.C. Isaacs & Company, Inc.
Notes to The Consolidated Financial Statements

Average short-term borrowings and the related interest rates are as follows:

	Year Ended December 31,
	2007	2006

Borrowings under revolving line of credit	$-	$3,389,656
Weighted average interest rate	8.00%	9.20%
Maximum month-end balance during year	$1,936,000	$9,792,000
Average month-end balance during year	$270,000	$4,409,000

(b)
In May 2002, Textile Investment International S.A. (“Textile”), an affiliate of Latitude Licensing Corp. (“Latitude”), the licensor of the Company, acquired a note that the Company had issued to a former licensor.  On May 21, 2002, Textile exchanged that note for an amended and restated note bearing interest at the rate of 8% per annum, (the “Replacement Note”), which subordinated Textile’s rights under the note to the rights of the Credit Agreement, deferred the original note’s principal payments and extended the maturity date of the note until December 31, 2007.  In connection with the execution of the Credit Facility, the Replacement Note was further amended and restated to subordinate Textile’s rights to the rights of Wachovia under the Credit Facility (the “Amended and Restated Replacement Note” and together with the Replacement Note, the “Textile Notes”).  Pursuant to the subordination provisions of the Textile Notes, the Company was obligated to defer the payments, both principal and interest, that otherwise would have been due thereunder during each calendar quarter commencing with the quarter ended December 31, 2002 and continuing through March 31, 2005.  Also, pursuant to the provisions of the Textile Notes, the non-payment and deferral of those payments did not constitute a default thereunder. The obligations under the Textile Notes have been classified as current or long-term based upon the respective original due dates of the quarterly payments specified in the Replacement Note or the Amended and Restated Replacement Note, as the case may be.  Accordingly, each deferred quarterly payment has been classified as current even though the payment thereof may not be paid until a future year.  Payments under the Textile Note totaled $3,510,000 in principal and interest in 2006.  The Company did not make any payments in 2007.

    In connection with the execution of the Credit Facility Second Amendment on November 13, 2007, the Company, Textile and Wachovia amended the Intercreditor and Subordination Agreement (the “Intercreditor and Subordination Agreement Amendment”) whereby, on and after January 1, 2009, the Company may make regularly scheduled payments of principal that, for the purposes hereof, shall include deferred note payments, with respect to the Replacement Note and interest thereon on an unaccelerated basis, in accordance with the terms of the Intercreditor and Subordination Agreement Amendment provided that the Company is in compliance with the covenants of the Second Amendment Credit Facility.  In connection with this amendment, all subordinated debt maturities of $2,103,461 and accrued interest of $701,280 were classified as a noncurrent liability at December 31, 2007.

    As mentioned above in regards to the investment transaction, the Replacement note and accrued interest through the date of the transaction will be converted to approximately 14.3 million shares of the Company's common stock.

I.C. Isaacs & Company, Inc. Notes to The Consolidated Financial Statements

5.	Accrued Expenses

Accrued expenses consist of the following:	December 31,
	2007	2006
Severance	$872,014	$—
Royalties & other licensor obligations (Note 9)	466,851	135,152
Accrued rent expense	247,998	212,289
Customer credit balances	239,653	98,012
Accrued compensation & related withholdings	212,589	189,309
Accrued professional fees & legal	171,518	190,723
Property taxes	97,939	165,394
Sales commissions payable	33,127	107,500
Accrued interest (Note 4)	—	533,004
Management & selling bonuses	—	175,000
	$2,341,689	$1,806,383

6.	Income Taxes

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. As of December 31, 2007 and 2006, the Company has net operating loss carryforwards for income tax reporting purposes of approximately $48,748,000 and $32,130,000, respectively, which represent deferred tax assets of approximately $19,161,000 and $12,630,000, respectively.  These net operating losses begin to expire in 2014.  Because of the Company’s uncertainty in generating taxable income beyond 2007, the Company has placed a full valuation allowance on these tax assets.

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

During the first quarter of 2007, based on a review of operating results to date, as well as the forecast of remaining 2007 net income, it was determined that the more likely than not conditions for recognition of the deferred tax asset were not met. Accordingly as of December 31, 2006, the Company recorded an adjustment to the valuation allowance equal to the full amount of the previously recognized deferred tax asset of $3.5 million. This resulted in the Company recognizing net income tax expense of $2.8 million in 2006.

I.C. Isaacs & Company, Inc. Notes to The Consolidated Financial Statements

The Company has determined that the more likley than not conditions have not been met and has reserved the entire amount.

Significant items comprising the Company's deferred tax assets are as follows:
	December 31,
	2007	2006

Net operating loss carryforwards	$19,161,000	$12,630,000
Minimum pension liability	1,429,000	2,295,000
Allowance for doubtful accounts, returns and merchandise	693,000	285,000
Depreciation and amortization	631,000	644,000
Accrued severance	343,000	—
Alternative minimum tax credits	279,000	346,000
Accrued interest payable	275,000	213,000
Capital loss carryforwards	163,000	163,000
Deferred rent payments	98,000	84,000
Inventory valuation	71,000	83,000
State tax accrual	39,000	65,000
Other	21,000	21,000
Bonus accrual	—	69,000

	23,203,000	16,898,000

Valuation allowance	(23,203,000)	(16,898,000)

Net deferred tax asset	$—	$—

A reconciliation between the statutory and effective tax rate is as follows:
	Year Ended December 31,
	2007	2006	2005

Federal statutory rate	34.0%	34.0%	34.0%
State and local taxes, net of federal benefit	6.4	6.0	4.5
Permanent differences	(0.6)	5.2	(4.0)
Alternative minimum taxes	—	2.0	2.0
Change in valuation allowance	(40.5)	5.7	(59.0)

	(0.7)%	52.9%	(22.5)%

The net tax expense (benefit) is derived from the following components:
	Year Ended December 31, 2007
The net tax expense (benefit) is derived from the following components:	Federal	State	Total

Current tax expense	$—	$76,997	$76,997
Deferred tax expense	—	—	—
Net income tax expense	$—	$76,997	$76,997

	Year Ended December 31, 2006
	Federal	State	Total
Current tax expense	$110,000	$187,000	$297,000
Deferred tax benefit	2,139,000	378,000	2,517,000
Net income tax expense	$2,249,000	$565,000	$2,814,000

I.C. Isaacs & Company, Inc. Notes to The Consolidated Financial Statements

	Year Ended December 31, 2005
	Federal	State	Total
Current tax expense	$146,000	$—	$146,000
Deferred tax benefit	(1,054,000)	(270,000)	(1,324,000)
Net income tax benefit	$(908,000)	$(270,000)	$(1,178,000)

7.	Stockholders' Equity

As of December 31, 2007, the Company held 1,176,709 of common stock shares in its treasury at a cost of $2,322,871.

8.	Equity Awards and Stock-Based Compensation

Omnibus Stock Option Plan

Under the Company’s Amended and Restated Omnibus Stock Plan (the “Company Plan”), the Company may grant qualified and nonqualified stock options, stock appreciation rights, restricted stock or performance awards, payable in cash or shares of common stock, to selected employees. The Company reserved 2,200,000 shares of common stock for issuance under the Company Plan.

Non-Employee Directors Stock Option Plan

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

Stock Incentive Plan

           In June 2007, the Company’s Board of Directors (the “Board”) approved the I.C. Isaacs & Company, Inc. 2007 Stock Incentive Plan (the “2007 Plan”).  The 2007 Plan allows the Company to grant incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, and unrestricted stock and performance shares.  Subject to certain adjustments contained in the 2007 Plan, the total number of shares of common stock of the Company with respect to which awards may be granted pursuant to the 2007 Plan shall not exceed the sum of 600,000 shares.   The 2007 Plan will be administered by the Board’s compensation committee (the “Compensation Committee”) or such other committee designated by the Board.  In 2007, the Company granted 130,000 restricted stock units under the 2007 Plan.  During 2007, after the plan’s inception, 20,000 restricted stock units were forfeited.  At December 31, 2007, there were 110,000 restricted stock units outstanding.  Based on each individual restricted stock agreement, these restricted stock units will vest at various times on the grant date in one case and, in other cases, at the first, second and third anniversary of the grant date.  On the third anniversary of each grant date, the Company will issue to each participant the number of shares of the Company’s common stock in which the participant vested.

I.C. Isaacs & Company, Inc.
Notes to The Consolidated Financial Statements

Warrants

    Prior to 2003, the Company granted warrants to purchase 500,000 shares of the Company’s common stock for $0.75 per share to Textile.  In 2005, Textile assigned these warrants to an unaffiliated entity. In December 2005, this unaffiliated entity exercised its right to purchase 250,000 shares and, in accordance with the net issuance formula contained in the warrants and in lieu of paying $0.75 per share, gave up the right to purchase 43,605 shares and received 206,395 shares in the transaction based upon a closing price of $4.30 per share on the exercise date.  In December 2006, this unaffiliated entity notified the Company that it was exercising its right to purchase the remaining 250,000 shares.  The exercise was completed in January 2007 at which time, in accordance with the net issuance formula contained in the warrants and in lieu of paying $0.75 per share, the unaffiliated entity gave up the right to purchase 41,667 shares and received 208,333 shares in the transaction based upon a closing price of $4.50 per share on the notification date.  Therefore, as of December 31, 2007, there were no outstanding warrants to purchase shares of common stock.

The aggregate intrinsic value of the outstanding equity awards at December 31, 2006 and 2005 was $4,626,000 and $6,351,000, respectively.  The aggregate intrinsic value of the exercisable outstanding equity awards at December 31, 2006 and 2005 was $4,305,000 and $5,774,000, respectively.  There was no aggregate intrinsic value of the outstanding and exercisable outstanding equity awards at December 31, 2007 as the weighted average value of shares traded during 2007 was $1.075, which was below the weighted average exercise price of the equity awards outstanding and exercisable.  The weighted average remaining life of the exercisable outstanding equity awards at December 31, 2007, 2006 and 2005 was approximately 3.8, 4.4 and 4.8, respectively.

The following table summarizes equity award activity in 2007, 2006 and 2005:	Number of Equity Awards	Weighted Average Exercise Price Per Equity Award

Equity awards outstanding at December 31, 2005	1,564,167	$2.090
Granted	190,000	5.115
Exercised	(77,800)	1.131
Forfeited	(10,000)	6.950

Equity awards outstanding at December 31, 2006	1,666,367	$2.451
Granted	370,000	0.730
Exercised	(208,333)	0.750
Forfeited	(231,667)	3.741

Equity awards outstanding at December 31, 2007	1,596,367	$2.086

Equity awards exercisable at December 31, 2007	1,403,034	$2.261

Stock-Based Compensation

Under the modified prospective method of SFAS 123(R), compensation expense of $294,400 and $901,800 was recognized as general and administrative expense during 2007 and 2006, respectively. This includes compensation expense for all stock-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123(R) and compensation expense for all stock-based payments granted after January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). The Company’s financial results for the prior periods have not been restated.

I.C. Isaacs & Company, Inc.
Notes to The Consolidated Financial Statements

Consistent with the valuation method used for the disclosure-only provisions of SFAS 123, the Company is using the Black-Scholes option-pricing model to value compensation expense associated with equity awards (i.e., options and warrants). The expected term of equity awards granted is derived using a simplified method by using an average of the vesting term and the contractual term.  The risk-free interest rate is based on the U.S. Treasury rates at the date of grant. The forfeiture rate is based on past turnover experience of the Company.   Expected volatility is based on the historical volatility of the Company’s stock.   The Company records stock compensation expense over the vesting period, which is generally three years under the Company Plan, or at the grant date for options that vest immediately as provided under the Directors Plan.   As of December 31, 2007, the Company had approximately $240,000 of unrecognized compensation expense that is expected to be recognized over a weighted average period of approximately 1.9 years.  That expectation does not take into account the potential effects of equity awards that may be granted in subsequent periods.

Summary of assumptions used in the valuation of compensation expense:
	Years Ended December 31,
	2007	2006	2005
Expected volatility	110%-120%	110%-120%	120%
Risk free interest rates	3.5% – 4.8%	4.1% - 5.2%	4.3% - 4.5%
Expected lives in years	1.0 – 5.0	3.3 – 5.0	4.0 – 6.5
Expected forfeiture rate	10% - 50%	3.5%	5.0%
Weighted average grant fair value per option	$0.88	$4.03	$4.57

Pro forma information for the year ended December 31, 2005 has been presented below to reflect the impact of the adoption of SFAS 123(R) had the Company been required to adopt this standard for 2005.

Year Ended December 31, 2005
Net income attributable to common stockholders, as reported	$6,411,249
Total stock-based employee compensation expense determined under the fair value based method for all awards	(977,538)
Pro forma net income attributable to common stockholders	$5,433,711

Basic net income per common share, as reported	$0.55

Basic net income per common share, pro forma	$0.46

Diluted net income per common share, as reported	$0.48

Diluted net income per common share, pro forma	$0.41

I.C. Isaacs & Company, Inc. Notes to The Consolidated Financial Statements

9.	Commitments and Contingencies

Operating Leases

The Company rents real and personal property under leases expiring at various dates through 2014. Certain of the leases stipulate payment of real estate taxes and other occupancy expenses.  Minimum annual rental commitments under noncancelable operating leases in effect at December 31, 2007 are summarized as follows:

Years Ended December 31,	Showrooms & Office Space	Office Equipment	Total

2008	$419,244	$38,007	$457,251
2009	432,808	—	432,808
2010	477,545	—	477,545
2011	489,484	—	489,484
2012	501,721	—	501,721
2013 to 2014	1,040,287	—	1,040,287

	$3,361,089	$38,007	$3,399,096

The Company expenses rent payments on a straight-line basis in accordance with the provisions of SFAS 13, Accounting for Leases.  Also, in connection with the New York office lease, the Company provided to the lessor a $250,000 letter of credit and provided a deposit for this amount to the bank as security for this letter of credit.   As the use of these funds is restricted, this deposit is classified as a non-current asset.

Total rent expense is as follows:	Years Ended December 31,
	2007	2006	2005

Minimum rentals	$463,223	$519,665	$504,526
Other lease costs	165,968	114,958	116,497

	$629,191	$634,623	$621,023

Licenses

Girbaud Licensing Agreements

The Company has entered into two exclusive license agreements with Latitude to manufacture and market men’s and women’s apparel under the Girbaud brand and certain related trademarks.  On November 8, 2007, these agreements were amended to extend the term through December 14, 2014.  Both agreements, as amended:

•	cover the territory comprising the United States, Puerto Rico and the U.S. Virgin Islands;

•
provide for royalty payments to Latitude, subject to the minimum obligations in the amounts of $3.0 million and $1.5 million for men’s and women’s license agreements, respectively, of 6.25% of net sales of regular licensed merchandise and 3.0% of certain irregular and closeout licensed merchandise;

I.C. Isaacs & Company, Inc.
Notes to The Consolidated Financial Statements

•
provide for expenditure of 3% of net sales in each of 2007, 2008 and 2009, subject to the minimum payment obligations of $700,000 and $600,000 for the men’s and women’s license agreements, respectively, on advertising and related expenses promoting Girbaud brand products for each.

    On May 9, 2008, pursuant to the definitive agreements entered into by Textile (the Company’s major stockholder) together with its affiliate Wurzburg (the assigned holder by Latitude of the licensing agreements and also a stockholder), Company Directors Olivier Bachellerie and René Faltz, and the Company, the Girbaud Men’s Agreement and the Girbaud Women's Agreement were both amended to defer the minimum royalty payments due in the months of February, March, April and May 2008.  Totaling $1.5 million, these minimum royalty deferrals will accrue interest at a rate up to 10% per annum and will be payable no later than December 31, 2009.

Legal Proceedings

In Walter Bud Nixson v. I.C. Isaacs & Co., Inc., pending before the Occupational Safety and Health Administration of the Department of Labor, a former independent sales representative, Nixson, asserts that he was terminated in violation of the whistleblower provision of the Sarbanes-Oxley Act of 2002.  Nixson claims economic damages in the amount of “in excess of $1.0 million,” $1.0 million in non-economic damages, exemplary damages, and reasonable costs and fees.  The Company denies that Nixson was subjected to discrimination or retaliation of any kind, but rather was terminated in connection with a reorganization of the Company’s sales department.  The Company intends to contest this matter vigorously.

In April, 2008, the Company and Ames Department Store, Inc (“Ames”), the latter of which had voluntarily filed for bankruptcy in August 2001, entered into a settlement agreement whereby the Company will pay to Ames $47,000 in 10 equal installments of $4,700 monthly starting in April 2008.  Ames originally claimed it had made certain transfers of approximately $97,000 considered preferential pursuant to Section 547 of the Bankruptcy Code prior to its filing for bankruptcy voluntarily in April 2001.  The Company accrued for this settlement as of December 31, 2007.

    The following is a schedule of the Company’s commitment obligations as of December 31, 2007:

		Payments Due By Period
	Total	Current	1-3 years	4-5 years	More than 5 years
Licensing agreement fee obligations (*)	$31,500,000	$4,875,000	$8,625,000	$9,000,000	$9,000,000
Promotional expense license requirement (*)	9,100,000	1,300,000	2,600,000	2,600,000	2,600,000
Operating leases	3,398,000	457,000	910,000	991,000	1,040,000
Licensing agreement fashion show obligations (*)	2,100,000	300,000	600,000	600,000	600,000
Licensing agreement creative & advertising fee obligations (*)	1,820,000	260,000	520,000	520,000	520,000
Employment agreements	1,360,000	660,000	700,000	—	—
Severance agreement	872,000	872,000	—	—	—
Total contractual obligations	$50,150,000	$8,724,000	$13,955,000	$13,711,000	$13,760,000

(*) License agreement obligations include amounts accrued but unpaid at December 31, 2007 as well as obligation commitments for years subsequent to that date.

I.C. Isaacs & Company, Inc.
Notes to The Consolidated Financial Statements

Employment Agreements

The Company is party to an employment agreement with the CEO that provides for specified levels of compensation and certain other benefits. The agreement, which expires December 31, 2009, also provides for severance payments from the termination date through the expiration date under certain circumstances.

Severance

Peter J. Rizzo

In March 2007, the Audit Committee was authorized by the Board to negotiate the terms of a separation agreement between its then-CEO and the Company, and the Audit Committee engaged in such negotiations.  On April 5, 2007, Peter J. Rizzo, the Company’s former CEO, resigned his positions as CEO and Chairman of the Board, and as director of the Company.  The Company accrued severance expenses of $613,000 as a result of the separation agreement.  The Company is paying this amount over the period of October 2007 through April 2008.

As permitted by his employment agreement (dated December 9, 2003 and as amended on October 13, 2004), the 412,700 outstanding stock options previously granted to Mr. Rizzo immediately vested upon separation (to the extent not already vested); he has until April 2008 to exercise these options.  In the first quarter of 2007, the Company recognized approximately $82,000 of previously unrecognized compensation expense associated with the unvested options.

Gregg A. Holst

On November 30, 2007, Gregg A. Holst, the Company’s former CFO, resigned.  The Company accrued severance expense of $315,000 as a result of the separation agreement.  The Company is paying this amount over the period of December 2007 through December 2008.

Restructuring Charges for Severance

During 2007, the Company restructured its operations and reduced its overall employee headcount at all levels.  The Company accounted for restructuring charges under the provisions of SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities”  During 2007, the Company recorded restructuring charges of approximately $1,093,000 which consisted of one time termination benefits related to a reduction in work force in an effort to streamline operations moving into 2008.

In total, the Company accrued severance expense of approximately $2.0 million at December 31, 2007 as a result of this organizational restructuring and resignation of its former CEO, Peter J. Rizzo, on April 5, 2007 and its former CFO, Gregg A. Holst, on November 30, 2007.

I.C. Isaacs & Company, Inc.
Notes to The Consolidated Financial Statements

10.	Retirement Plan

The Company sponsors a defined benefit pension plan that covers substantially all employees with more than one year of service. The Company’s policy is to fund pension costs accrued. Contributions to the plan reflect benefits attributed to employees’ service to date. The benefits are based on the number of years of service and the employee’s compensation during the three consecutive complete years of service prior to or including the year of termination of employment. Plan assets consist primarily of common stocks, fixed income securities and cash. The latest available actuarial valuation is as of December 31, 2007.  In February 2007, the Company suspended the pension plan effective December 31, 2006.  Therefore, no additional benefits for service will accrue after that date. In September 2007, the Company made a voluntary contribution to the pension plan, which consisted of 280,800 restricted shares of the Company’s common stock, valued at $215,000.  The Company does not anticipate it will be expected to make any contributions into the pension plan in 2008.

Pension expense for 2007, 2006 and 2005 was approximately $382,000, $538,000 and $398,000, respectively, and includes the following components:

	Years Ended December 31,
	2007	2006	2005
Service cost of current period	$—	$117,000	$77,000
Interest on the above service cost	—	7,000	6,000
	—	124,000	83,000
Interest on the projected benefit obligation	471,000	521,000	520,000
Expected return on plan assets	(533,000)	(556,000)	(584,000)
Amortization of prior service cost	—	—	43,000
Amortization of loss	444,000	449,000	336,000

Pension expense	$382,000	$538,000	$398,000

The following table sets forth the pension plan’s funded status and amounts recognized at December 31, 2007, 2006 and 2005:
	Years Ended December 31,
	2007	2006	2005

Vested benefits	$6,918,000	$8,553,000	$8,727,000
Nonvested benefits	73,000	47,000	26,000

Accumulated benefit obligation	6,991,000	8,600,000	8,753,000
Effect of anticipated future compensation levels and other events	—	—	(1,549,000)

Projected benefit obligation	6,991,000	8,600,000	7,204,000

Fair value of assets held in the plan	7,591,000	6,997,000	7,376,000

Excess/(deficit) of projected benefit obligation over plan assets	600,000	(1,603,000)	172,000
Unrecognized net loss from past experience different from that assumed	(2,936,000)	5,306,000	4,067,000
Minimum liability adjustment	2,936,000	(5,306,000)	(5,616,000)

Net prepaid pension asset and liability	$600,000	$(1,603,000)	$(1,377,000)

I.C. Isaacs & Company, Inc.
Notes to The Consolidated Financial Statements

With respect to the above table, the weighted average discount rate used to measure the projected benefit obligation and net prepaid (minimum pension liability) periodic pension cost was 6.52% for 2007 and 5.75% for both 2006 and 2005; the rate of increase in future compensation levels is 0%; and the expected long-term rate of return on assets is 8%.  At December 31, 2007, the fair value of the pension plan’s assets exceeded the accumulated benefit obligation and a net prepaid periodic pension cost of $600,000 is included in other assets in the consolidated balance sheet at December 31, 2007. At December 31, 2006 and 2005 the accumulated benefit obligation exceeded the fair value of the pension plan’s assets, which created a net minimum pension liability of $1,603,000 and $1,377,000, which amounts are included as a non-current liability in the accompanying consolidated balance sheets.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.  SFAS 158 required the Company to show the funded status of its pension and retiree health care plans as a prepaid asset or accrued liability, and to show the net deferred and unrecognized gains and losses related to the retirement plans, net of tax, as part of accumulated other comprehensive income in stockholders’ equity.  Previously, the net deferred and unrecognized gains and losses were netted in the prepaid asset or accrued liability recorded for the retirement plans.  The Company adopted the balance sheet provisions of SFAS 158, as required, at December 31, 2006.  The Company adjusted the liability of $1.6 million as of December 31, 2006 with the adjustment decreasing accumulated other comprehensive loss by $0.3 million in 2006.   To recognize the minimum pension expense, the Company recorded an adjustment of $2,370,000 as other comprehensive income in the fourth quarter of 2007, thereby eliminating the minimum pension liability and recording a prepaid pension expense of $600,000 at December 31, 2007.

The following sets forth the pension plan’s change in benefit obligation for 2007 and 2006:	Years Ended December 31,
	2007	2006
Benefit obligation at beginning of year	$8,600,000	$7,204,000
Changes in assumptions	—	2,142,000
Service cost	—	124,000
Interest cost	471,000	521,000
Benefits paid	(1,132,000)	(834,000)
Actuarial (gain) loss	(948,000)	132,000
Plan curtailment	—	(689,000)

Benefit obligation at end of year	$6,991,000	$8,600,000

The following sets forth the pension plan's change in plan assets for 2007 and 2006:	Years Ended December 31,
	2007	2006
Fair value of plan assets at beginning of year	$6,997,000	$7,376,000
Return on plan assets	1,511,000	557,000
Employer contributions	215,000	—
Benefits paid	(1,132,000)	(834,000)
Assets gain/(loss) deferred	—	(102,000)

Fair value of plan assets at end of year	$7,591,000	$6,997,000

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

I.C. Isaacs & Company, Inc.
Notes to The Consolidated Financial Statements

The Company's pension plan weighted-average asset allocations at December 31, 2007 and 2006, by asset category are as follows:
	December 31,
	2007	2006
Equity Securities	68%	70%
Debt Securities	26%	29%
Cash Accounts	6%	1%

	100%	100%

The following benefit payments, which reflect expected future services, as appropriate, are expected to be paid as follows for the Years Ended December 31:
Pension Benefits
2008	$154,000
2009	178,000
2010	187,000
2011	208,000
2012	221,000
Years 2013 to 2017	1,724,000

$2,672,000

11.	Supplemental Disclosures of Cash Flow Information

Cash paid during the year for interest amounted to $28,614, $1,407,047 and $259,771 for 2007, 2006 and 2005, respectively.   Cash paid during 2007, 2006 and 2005 for income taxes amounted to $80,000, $282,502 and $304,502, respectively.

Non-cash effect of recording minimum pension liability	Years Ended December 31,
	2007	2006	2005

Adjustment (recognition) of minimum pension liability	$2,370,000	$310,000	$(5,616,000)
Pension plan contribution of restricted common stock	$215,000	$—	$—

I.C. Isaacs & Company, Inc.
Notes to The Consolidated Financial Statements

12.	Quarterly Financial Data (Unaudited)

Summarized quarterly financial data for 2007 and 2006 is as follows:
	Quarter
2007	First	Second	Third	Fourth
Net sales	$14,193,837	$8,495,835	$9,142,571		$5,381,487
Gross profit	4,882,507	2,995,045	1,863,208		922,431
Net loss	(2,106,839)	(3,379,037)	(5,219,148)		(4,938,411)
Basic earnings per share (1)	$(0.17)	$(0.28)	$(0.42)		$(0.39)
Diluted earnings per share (1)	$ (0.17)	$ (0.28)	$ (0.42)	$	(0.39)

	Quarter
2006	First	Second	Third	Fourth
Net sales	$21,263,117	$24,040,540	$21,276,299		$15,656,038
Gross profit	9,066,413	9,770,227	8,764,467		5,689,515
Net income (loss)	2,544,032	2,345,410	2,099,885		(4,382,395)
Basic earnings per share (1)	$0.21	$0.20	$0.17		$(0.36)
Diluted earnings per share (1)	$0.20	$0.19	$0.17	$	(0.36)

1.
Earnings (loss) per share calculations for each of the quarters are based on the weighted average shares outstanding for each period.  The sum of the quarters may not necessarily be equal to the full year earnings per share amounts.

SCHEDULE II

I. C. Isaacs & Company, Inc.
Valuation and Qualifying Accounts

Description	Balance Beginning of the Year	Charged to Costs and Expenses	Deduction	Balance End of Year

Year Ended December 31, 2005
Allowance for doubtful accounts	$316,000	$1,016,000	$(632,000)	$700,000
Inventory markdown reserve	600,000	1,339,000	(1,624,000)	315,000
Merchandise allowances	1,741,000	3,710,000	(4,278,000)	1,173,000
Reserve for sales returns and discounts	573,000	4,199,000	(3,886,000)	886,000

Year Ended December 31, 2006
Allowance for doubtful accounts	$700,000	$445,000	$(420,000)	$725,000
Inventory markdown reserve	315,000	400,000	(315,000)	400,000
Merchandise allowances	1,173,000	1,900,000	(2,385,000)	688,000
Reserve for sales returns and discounts	886,000	3,503,000	(3,907,000)	482,000

Year Ended December 31, 2007
Allowance for doubtful accounts	$725,000	$989,480	$(1,014,480)	$700,000
Inventory markdown reserve	400,000	1,043,000	(1,018,000)	425,000
Merchandise allowances	688,000	2,394,696	(1,538,696)	1,544,000
Reserve for sales returns and discounts	482,000	1,767,582	(1,798,582)	451,000

Exhibit Index

Exhibit No.	Description
3.01
Amended and Restated Certificate of Incorporation (a copy of which was filed with the SEC on October 3, 1997 as Exhibit 3.01 to the Company’s Registration Statement on Form S-1 (the “S-1 Registration Statement”), and is hereby incorporated herein by this reference).

3.02	Amended and Restated By-laws (a copy of which was filed as Exhibit 3.02 to the S-1 Registration Statement, and is hereby incorporated herein by this reference).
3.03
Certificate of Designation of the Series A Convertible Preferred Stock of the Company (a copy of which was filed with the SEC on November 15, 1999 as Exhibit 3.03 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, and is hereby incorporated herein by this reference).

3.04
Certificate of Amendment to the Certificate of Designation of the Series A Convertible Preferred Stock of the Company (a copy of which was filed with the SEC on April 2, 2001 as Exhibit 3.04 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, and is hereby incorporated herein by this reference.

3.05
Second Certificate of Amendment to the Certificate of Designation of the Series A Convertible Preferred Stock of the Company (a copy of which was filed with the SEC on November 14, 2002 as Exhibit 3.05 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (the “September 2002 10-Q”), and is hereby incorporated herein by this reference).

3.06
Certificate of Amendment of Amended and Restated Certificate of Incorporation (a copy of which was filed with the SEC on August 14, 2003 as Exhibit 3.06 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (the “June 2003 10-Q”), and is hereby incorporated herein by this reference).

3.07
Amendment to the Amended and Restated By-laws of I.C. Isaacs & Company, Inc. (a copy of which was filed with the SEC on April 24, 2007 as Exhibit 3.1 to the Company’s Current Report on Form 8-K, and is hereby incorporated herein by this reference).

4.01
Specimen Common Stock Certificate (a copy of which was filed with the SEC on October 3, 1997 as Exhibit 4.01 to the Registration Statement on Form S-1 and is hereby incorporated herein by this reference).

4.02
Warrant No. 1 issued by the Company to Textile Investment International S.A. (“Textile”) for the purchase of 300,000 shares of Common Stock (a copy of which was filed with the SEC on November 14, 2002 as Exhibit 4.02 to the September 2002 10-Q, and is hereby incorporated herein by this reference).

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
4.05
2005 Non-Employee Directors Stock Option Plan (a copy of which was filed with the SEC on August 11, 2005 as Exhibit 4.05 to Amendment No. 1 to the Company’s Registration Statement on Form S-2 (the “S-2 Amendment”), and is hereby incorporated herein by this reference).

10.01	Form of Indemnification Agreement (a copy of which was filed as Exhibit 10.09 to the S-1 Registration Statement, and is hereby incorporated herein by this reference).

10.02
Girbaud Trademark License and Technical Assistance Agreement dated November 1, 1997 (a copy of which was filed with the SEC on November 26, 1997 as Exhibit 10.26 to Amendment No. 2 to the S-1 Registration Statement (“S-1 Amendment 2”), and is hereby incorporated herein by this reference).

10.03	Defined Benefit Pension Plan (a copy of which was filed with as Exhibit 10.27(a) to S-1 Amendment No. 2, and is hereby incorporated herein by this reference).
10.04	First Amendment to Defined Benefit Pension Plan (a copy of which was filed as Exhibit 10.27(b) to S-1 Amendment 2, and is hereby incorporated herein by this reference).
10.05
Girbaud Trademark License and Technical Assistance Agreement dated January 15, 1998 (a copy of which was filed with the SEC on March 27, 1998 as Exhibit 10.26(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 (the “1997 10-K”), and is hereby incorporated herein by this reference).

10.06
Girbaud Trademark License and Technical Assistance Agreement for Women's Collection dated March 4, 1998 (a copy of which was filed as Exhibit 10.26(b) to the 1997 10-K, and is hereby incorporated herein by this reference).

10.07
Amendment No. 1 dated June 18, 1998 to Girbaud Trademark and Technical Assistance Agreement for Women's Collection (a copy of which was filed with the SEC on August 12, 1998 as Exhibit 10.32 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, and is hereby incorporated herein by this reference).

10.08
Amendment No. 1 dated November 12, 1998 to Trademark License and Technical Assistance Agreement for Men's Collections by and between I.C. Isaacs & Co., L.P. and Latitude Licensing Corp. (a copy of which was filed with the SEC on March 30, 1999 as Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (the “1998 10-K”), and is hereby incorporated herein by this reference).

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

10.13
Amendment No. 4 to the Trademark License and Technical Assistance Agreement Covering Women's Products dated August 2, 1999 (a copy of which was filed with the SEC on August 13, 1999 as Exhibit 10.60 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, and is hereby incorporated herein by this reference).

10.14
Amendment No. 2 dated June 21, 2000, to Trademark License and Technical Assistance Agreement Covering Men’s Products dated January 15, 1998, by and between Latitude Licensing Corp. and I.C. Isaacs & Company L.P. 3.03 (a copy of which was filed with the SEC on August 14, 2000 as Exhibit 10.75 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (the “June 2000 10-Q”), and is hereby incorporated herein by this reference).

10.15
Amendment No. 5 dated June 21, 2000, to Trademark License and Technical Assistance Agreement Covering Women’s Products dated January 15, 1998, by and between Latitude Licensing Corp. and I.C. Isaacs & Company L.P. (a copy of which was filed as Exhibit 10.76 to the June 2000 10-Q, and is hereby incorporated herein by this reference).

10.16
Amendment No. 3 to Trademark License and Technical Assistance Agreement Covering Men’s Products dated May 31, 2001 (a copy of which was filed with the SEC on April 1, 2002 as Exhibit 10.92 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, and is hereby incorporated herein by this reference).

10.17
Amended and Restated Executive Employment Agreement dated April 17, 2002, by and between the Company and Eugene C. Wielepski (a copy of which was filed with the SEC on April 30, 2002 as Exhibit 10.94 to Amendment No. 1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (the “2001 10-K Amendment”), and is hereby incorporated herein by this reference.)

10.18
Amended and Restated Executive Employment Agreement dated April 17, 2002, by and between the Company and Daniel J. Gladstone (a copy of which was filed as Exhibit 10.95 to Amendment No. 1 to the 2001 10-K Amendment, and is hereby incorporated herein by this reference.

10.19
Amendment No. 4 dated October 2, 2002 to the Trademark License and Technical Assistance Agreement dated January 15, 2002 by and between Latitude Licensing Corp. and I.C. Isaacs & Company L.P. (a copy of which was filed with the SEC on November 14, 2002 as Exhibit 10.102 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (the “September 2002 10-Q”), and is hereby incorporated herein by this reference).

10.20
Amendment No. 6 dated October 2, 2002 to the Trademark License and Technical Assistance Agreement for Women’s Collections dated March 4, 1998 by and between Latitude Licensing Corp. and I.C. Isaacs & Company L.P. (a copy of which was filed as Exhibit 10.103 to the September 2002 10-Q, and is hereby incorporated herein by this reference).

10.21	Amendment No. 7 dated March 31, 2003 to the Trademark License and Technical Assistance Agreement for Women’s Collections between Latitude Licensing Corp. and I.C. Isaacs & Company L.P. (a copy of which was filed with the SEC on April 4, 2003 as Exhibit 10.110 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (the “2002 10-K”), and is hereby incorporated herein by this reference).
10.22
Amendment No.5 dated March 31, 2003 to the Trademark License and Technical Assistance Agreement dated the 1st day of November 1997 by and between Latitude Licensing Corp. and I.C. Isaacs & Company L.P. (a copy of which was filed as Exhibit 10.111 to the 2002 10-K), and is hereby incorporated herein by this reference).

10.23
Amendment dated as of May 15, 2003 to the Amended and Restated Employment Agreement between I.C. Isaacs & Company, L.P. and Daniel J. Gladstone (a copy of which was filed with the SEC on May 15, 2003 as Exhibit 10.114 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (the “March 2003 10-Q”), and is hereby incorporated herein by this reference).

10.24
Amendment dated as of March 31, 2003 to the Amended and Restated Employment Agreement between I.C. Isaacs & Company, L.P. and Eugene C. Wielepski (a copy of which was filed as Exhibit 10.115 to the March 2003 10-Q, and is hereby incorporated herein by this reference).

10.25
Amendment No. 8, dated October 29, 2003 to the Trademark License and Technical Assistance Agreement for Women's Collections between Latitude Licensing Corp. and I.C. Isaacs & Company L.P. (a copy of which was filed with the SEC on November 14, 2003 as Exhibit 10.113 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (the “September 2003 10-Q”), and is hereby incorporated herein by this reference).

10.26
Amendment No. 6, dated October 29, 2003 to the Trademark License and Technical Assistance Agreement dated the 1st day of November 1997 by and between Latitude Licensing Corp. and I.C. Isaacs & Company L.P. (a copy of which was filed as Exhibit 10.114 to the September 2003 10-Q, and is hereby incorporated herein by this reference).

10.27
Amendment dated October 13, 2004 to the Executive Employment Agreement dated December 9, 2003 by and between I.C. Isaacs & Company, L.P. and Peter J. Rizzo (a copy of which was filed with the SEC as Exhibit 10.120 to the Company's Report on Form 8-K filed on October 22, 2004 (the “October 22, 2004 Form 8-K”), and is hereby incorporated herein by this reference).

10.28
Executive Employment Agreement made as of the 1st day of March 2004, by and between I.C. Isaacs & Company LP and Jesse de la Rama (a copy of which was filed as Exhibit 10.121 to the December 10, 2004 Form 8-K, and is hereby incorporated herein by this reference).

10.29
Loan and Security Agreement dated as of December 30, 2004 by and between I.C. Isaacs & Company, L.P. and Wachovia Bank, National Association (a copy of which was filed with the SEC as Exhibit 10.122 to the Company's Report on Form 8-K filed on January 6, 2005, and is hereby incorporated herein by this reference).

10.30
Amendment No. 7, dated December 16, 2004, to the Trademark License and Technical Assistance Agreement dated the 1st day of November 1997 by and between Latitude Licensing Corp. and I.C. Isaacs & Company L.P. (a copy of which was filed with the SEC on March 31, 2005 as Exhibit 10.123 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (the “2004 10-K”), and is hereby incorporated herein by this reference).

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

10.37
Executive Employment Agreement, dated December 9, 2003, by and between I.C. Isaacs & Company LP and Peter Rizzo (a copy of which was filed with the SEC on April 2, 2007 as Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the year ended December 30, 2006 (the “2006 10-K”), and is hereby incorporated herein by this reference).

10.38
Nonstatutory Stock Option Grant Agreement, dated December 6, 2004, by and between I.C. Isaacs & Company, Inc. and Jesse de la Rama (a copy of which was filed as Exhibit 10.38 to the 2006 10-K, and is hereby incorporated herein by this reference).

10.39
Amendment, dated as of August 1, 2005, to the Employment Agreement, dated March 1, 2004, by and between I.C. Isaacs & Company LP and Jesse de la Rama (a copy of which was filed as Exhibit 10.39 to the 2006 10-K, and is hereby incorporated herein by this reference).

10.40
Nonstatutory Stock Option Grant Agreement, dated August 1, 2005, by and between I.C. Isaacs & Company, Inc. and Jesse de la Rama (a copy of which was filed as Exhibit 10.40 to the 2006 10-K, and is hereby incorporated herein by this reference).

10.41
Nonstatutory Stock Option Grant Agreement, dated December 27, 2005, by and between I.C. Isaacs & Company, Inc. and Gregg A. Holst (a copy of which was filed as Exhibit 10.41 to the 2006 10-K, and is hereby incorporated herein by this reference).

10.42
I.C. Isaacs & Company, Inc. 2007 Stock Incentive Plan (a copy of which was filed with the SEC on June 18, 2007 as Exhibit 10.1 to the Company’s Current Report on Form 8-K, and is hereby incorporated herein by this reference).

10.43
Amendment to I.C. Isaacs & Company, Inc.’s Pension Plan, dated and effective as of February 28, 2007 (a copy of which was filed with the SEC on August 4, 2007 as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (the “June 2007 10-Q”), and is hereby incorporated herein by this reference).

10.44
Separation Agreement and General Release, dated April 5, 2007, by and between Peter J. Rizzo and I.C. Isaacs & Co., Inc. (a copy of which was filed as Exhibit 10.2 to the June 2007 10-Q, and is hereby incorporated herein by this reference).

10.45
Nonstatutory Stock Option Grant Agreement, dated May 1, 2007, by and between I.C. Isaacs & Company, Inc. and Gregg A. Holst (a copy of which was filed as Exhibit 10.4 to the June 2007 10-Q, and is hereby incorporated herein by this reference).

10.46
Nonstatutory Stock Option Grant Agreement, dated May 3, 2007, by and between I.C. Isaacs & Company, Inc. and Gregg A. Holst (a copy of which was filed as Exhibit 10.5 to the June 2007 10-Q, and is hereby incorporated herein by this reference).

10.47
Separation Agreement and General Release, dated May 11, 2007, by and between Jesse de la Rama and I.C. Isaacs & Company, Inc. (a copy of which was filed as Exhibit 10.6 to the June 2007 10-Q, and is hereby incorporated herein by this reference).

10.48
Amendment No. 9 to Trademark and License and Technical Assistance Agreement, dated November 8, 2007, by and between Latitude Licensing Corp. and I.C. Isaacs & Company, L.P. covering Men’s Products (a copy of which was filed with the SEC on November 14, 2007 as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 (the “September 2007 10-Q”), and is hereby incorporated herein by this reference).

10.49
Employment Agreement, dated April 19, 2007, and effective as of April 5, 2007, between the Company and Robert S. Stec (a copy of which was filed with the SEC on April 25, 2007 as Exhibit 10.1 to the Company’s Current Report on Form 8-K/A, and is hereby incorporated herein by this reference).

10.50
Amendment No. 11 to Trademark and License and Technical Assistance Agreement, dated November 8, 2007, by and between Latitude Licensing Corp. and I.C. Isaacs & Company, L.P. covering Women’s Products (a copy of which was filed as Exhibit 10.2 to the September 2007 10-Q, and is hereby incorporated herein by this reference).

10.51
Second Amendment to Loan and Security Agreement, dated November 13, 2007, by and among I.C. Isaacs & Company, L.P., I.C. Isaacs & Company, Inc., Isaacs Design, Inc. and Wachovia Bank, National Association (a copy of which was filed as Exhibit 10.3 to the September 2007 10-Q, and is hereby incorporated herein by this reference).

10.52
First Amendment to Intercreditor and Subordination Agreement, dated November 13, 2007 by and among I.C. Isaacs & Company, L.P., I.C. Isaacs & Company, Inc., Isaacs Design, Inc. and Wachovia Bank, National Association (a copy of which was filed as Exhibit 10.4 to the September 2007 10-Q. and is hereby incorporated herein by this reference).

10.53
Employment Agreement between I.C. Isaacs & Company, Inc. and Robert S. Stec dated November 13, 2007 (a copy of which was filed as Exhibit 10.5 to the September 2007 10-Q, and is hereby incorporated herein by this reference).

10.54*	Seperation Agreement and General Release, dated December 18, 2007, by and between Gregg A. Holst and I.C. Isaacs & Co., Inc.
10.55
Agreement of Purchase and Sale, dated March 14, 2008, between I.C. Isaacs & Company, L.P. and D&R Realty II, LLC, (a copy of which was filed with the SEC on March 27, 2008 as Exhibit 10.1 to the Company's Current Report on Form 8-K, and is hereby incorporated herein by this reference).

10.56
Conversion Agreement, dated May 9, 2008, by and between I.C. Isaacs & Company, Inc., as borrower and seller, and Textile Investment International S.A., as lender and purchaser (a copy of which was filed with the SEC on May 12, 2008 as Exhibit 10.1 to the Company's Current Report on Form 8-K, and is hereby incorporated by this reference).

10.57
Debt Forgiveness Agreement, dated May 9, 2008, by and between I.C. Isaacs & Company, Inc., as borrower, and Textile Investment International S.A., as lender (a copy of which was filed with the SEC on May 12, 2008 as Exhibit 10.2 to the Company's Current Report on Form 8-K, and is hereby incorporated by this reference).

10.58
Stock Purchase Agreement, dated May 9, 2008, by and among I.C. Isaacs & Company, Inc., Textile Investment International S.A., Olivier Bachellerie and René Faltz (a copy of which was filed with the SEC on May 12, 2008 as Exhibit 10.3 to the Company's Current Report on Form 8-K, and is hereby incorporated by this reference).

10.59
Investor Rights Agreement, dated May 9, 2008, by and between I.C. Isaacs & Company, Inc., Textile Investment International S.A., Wurzburg Holding S.A., Olivier Bachellerie and René Faltz (a copy of which was filed with the SEC on May 12, 2008 as Exhibit 10.4 to the Company's Current Report on Form 8-K, and is hereby incorporated by this reference).

10.60
Stock Purchase Agreement, dated May 9, 2008, by and among I.C. Isaacs & Company, Inc. and Robert S. Stec (a copy of which was filed with the SEC on May 12, 2008 as Exhibit 10.5 to the Company's Current Report on Form 8-K, and is hereby incorporated by this reference).

10.61
Amendment No. 11, dated May 9, 2008, to the Trademark License and Technical Assistance Agreement Covering Men's Collections, by and between Latitude Licensing Corp. and I.C. Isaacs & Company L.P. (a copy of which was filed with the SEC on May 12, 2008 as Exhibit 10.6 to the Company's Current Report on Form 8-K, and is hereby incorporated by this reference).

10.62
Amendment No. 13, dated May 9, 2008, to the Trademark License and Technical Assistance Agreement Covering Women's Collections, by and between Latitiude Licensing Corp. and I.C. Isaacs & Company L.P. ( a copy of which was filed with the SEC on May 12, 2008 as Exhibit 10.7 to the Company's Current Report on Form 8-K, and is hereby incorporated by this reference).

10.63
Employment Extension Agreement, dated May 9, 2008, between Robert S. Stec and I.C. Isaacs & Company, Inc. (a copy of which was filed with the SEC on May 12, 2008 as Exhibit 10.8 to the Company's Current Report on Form 8-K, and is hereby incorporated by this reference).

10.64
Amendment and Restated Licensor Agreement, dated May 8, 2008, among Latitude Licensing Corp., Wachovia Bank, National Association and I.C. Isaacs & Company, L.P. (a copy of which was filed with the SEC on May 12, 2008 as Exhibit 10.9 to the Company's Current Report on Form 8-K, and is hereby incorporated by this reference).

10.65
Third Amendment to the Loan and Security Agreement, dated April 21, 2008 by and among I.C. Isaacs & Company, L.P., I.C. Isaacs & Company, Inc., Isaacs Design, Inc. and Wachovia Bank, National Association (a copy of which was filed with the SEC on May 12, 2008 as Exhibit 10.10 to the Company's Current Report on Form 8-K, and is hereby incorporated by this reference).

14.01	Code of Ethics for Senior Financial Executives (a copy of which was filed as Exhibit 14.01 to the 2005 10-K, and is hereby incorporated herein by this reference).
14.02	Code of Ethics and Business Conduct (a copy of which was filed as Exhibit 14.02 to the 2005 10-K, and is hereby incorporated herein by this reference).
21.01	List of Subsidiaries (a copy of which was filed as Exhibit 21.01 to the S-2 Amendment, and is hereby incorporated herein by this reference).
23.01*	Consent of BDO Seidman, LLP.
31.01*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01*	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.