Form 10-Q
period 2008-03-31
IC ISAACS & CO INC
filed 2008-06-18
CIK 1041179

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check One):

Large accelerated filer                                                                ☐                           Accelerated filer                                                ☐

Non-accelerated filer                                                                 ☐                             Smaller reporting company          ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

As of June 17, 2008, 37,388,618 shares of common stock, par value $.0001 per share, of the registrant were outstanding.

I. C. ISAACS & COMPANY, INC.

FORM 10-Q

PART I—FINANCIAL INFORMATION
I.C. Isaacs & Company, Inc.
Consolidated Condensed Balance Sheets (Unaudited)

Item 1. Financial Statements.
	March 31, 2008	December 31, 2007
Assets
Current assets
Cash and cash equivalents	$68,231	$1,190,694
Accounts receivable, less allowance for doubtful accounts of $538,000 and $700,000 (Note 4)	3,430,352	2,479,026
Inventories (Notes 3 and 4)	4,364,380	3,767,652
Prepaid expenses and other	511,411	605,017
Total current assets	8,374,374	8,042,389

Property, plant and equipment, net	2,351,737	2,148,714
Prepaid pension asset	512,500	600,000
Other assets	266,147	265,284
	$11,504,758	$11,056,387
Liabilities And Stockholders’ Equity
Current liabilities
Bank overdrafts	$162,353	$—
Revolving line of credit (Note 4)	1,770,762	—
Current maturities of debt (Notes 1 and 4)	300,000	—
Accounts payable	3,501,950	1,606,057
Accrued expenses and other current liabilities (Note 5)	2,271,085	2,341,689
Total current liabilities	8,006,150	3,947,746

Long-term maturities of debt, including accrued interest of $743,349 and $701,280 (Notes 1 and 4)	2,546,810	2,804,741
Commitments and contingencies (Note 9)

Stockholders’ Equity (Notes 1, 7 and 8)
Preferred stock: $.0001 par value; 5,000,000 shares authorized, none outstanding	—	—
Common stock: $.0001 par value; 50,000,000 shares authorized, 13,740,127 shares issued; 12,563,418 shares outstanding	1,374	1,374
Additional paid-in capital	45,822,513	45,811,513
Accumulated deficit	(39,613,218)	(36,250,116)
Accumulated other comprehensive loss	(2,936,000)	(2,936,000)
Treasury stock, at cost (1,176,709 shares)	(2,322,871)	(2,322,871)
Total stockholders’ equity	951,798	4,303,900

	$11,504,758	$11,056,387

See accompanying notes to consolidated condensed financial statements.

I.C. Isaacs & Company, Inc.
Consolidated Condensed Statements of Operations (Unaudited)

	Three Months Ended March 31,
	2008	2007
Net sales	5,462,698	14,193,837
Cost of sales	3,716,501	9,311,330
Gross profit	1,746,197	4,882,507
Operating expenses
Selling	2,199,189	2,265,492
License fees	1,125,000	1,125,000
Distribution and shipping	385,563	636,062
General and administrative	1,438,093	2,278,438
Severance (Note 9)	—	613,000
Total operating expenses	5,147,845	6,917,992
Operating loss	(3,401,648)	(2,035,485)
Other income (expense)
Interest expense, net of interest income	(48,460)	(70,210)
Other, net	87,006	(1,144)
Total other income (expense)	38,546	(71,354)
Net loss	$(3,363,102)	$(2,106,839)

Basic and diluted loss per share	$(0.27)	$(0.17)
Basic and diluted weighted average shares outstanding	12,563,418	12,282,618

See accompanying notes to consolidated condensed financial statements.

I.C. Isaacs & Company, Inc.
Consolidated Condensed Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2008	2007
Operating Activities
Net loss	$(3,363,102)	$(2,106,839)
Adjustments to reconcile net loss to cash (used in) provided by operating activities
Change in provision for doubtful accounts	(162,165)	6,600
Change in provision for sales returns and discounts	(92,005)	(121,160)
Inventory obsolescence reserve	115,000	—
Depreciation and amortization	132,523	243,261
Stock-based compensation	11,000	175,400
(Increase) decrease in assets
Accounts receivable	(697,156)	2,657,479
Inventories	(711,728)	3,150,085
Prepaid expenses and other	93,606	361,147
Prepaid pension asset	87,500	—
Other assets	(863)	(21,020)
Increase (decrease) in liabilities
Accounts payable	1,895,893	(1,726,623)
Accrued expenses and other current liabilities	(70,604)	727,843
Pension liability	—	105,000
Cash (used in) provided by operating activities	(2,762,101)	3,451,173

Investing Activities
Capital expenditures	(335,546)	(225,513)
Cash used in investing activities	(335,546)	(225,513)

Financing Activities
Net change in overdrafts	162,353	181,348
Net borrowings (payments) on revolving line of credit	1,770,762	(3,389,656)
Accrued interest on subordinated note	42,069	—
Cash provided by (used in) financing activities	1,975,184	(3,208,308)

(Decrease) increase in cash and cash equivalents	(1,122,463)	17,352
Cash and cash equivalents, at beginning of period	1,190,694	524,544
Cash and cash equivalents, at end of period	$68,231	$541,896

See accompanying notes to consolidated condensed financial statements.

I.C. Isaacs & Company, Inc.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

1.  Basis of Presentation

The accompanying interim consolidated condensed financial statements includes the accounts of I. C. Isaacs & Company, Inc. (“ICI”), I.C. Isaacs & Company L.P. (the “Partnership”), Isaacs Design, Inc. (“Design”) and I. C. Isaacs Far East Ltd. (collectively, the “Company”). I.C. Isaacs Far East Ltd. did not have any revenue or expenses in 2007 or thus far in 2008.  All intercompany balances and transactions have been eliminated.

The accompanying interim consolidated condensed financial statements have been prepared in conformity with the United States generally accepted accounting principles (“GAAP”), consistent in all material respects with those applied in the audited financial statements appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.  The preparation of financial statements in conformity with GAAP requires management to make estimates and judgments that affect the amounts reported in the financial statements and accompanying notes. The accounting estimates that require management’s most significant and subjective judgments include the provisions for doubtful accounts, returns, merchandise allowances, unsold inventory, tax asset valuation, accruals for bonuses, pension expense and stock-based compensation expense. The actual results experienced by the Company may differ from management’s estimates.

The interim financial information is unaudited, but reflects all normal adjustments that are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented. The interim financial statements should be read in connection with the financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

During the first quarter of 2008, the Company continued to experience reduced sales and net losses.  Cash used in operations from these losses, which totaled approximately $2.8 million, has been funded by the Company’s cash balances at the beginning of the year and the utilization of the revolving line of credit through the first three months of 2008.  Because the revolving line of credit is primarily based on accounts receivable generated by sales resulting in excess availability of approximately $0.5 million at March 31, 2008, the Company anticipated that it would require additional debt and/or equity financing by the end of April or May 2008 to meet its 2008 operating needs.

On May 9, 2008, Textile (the Company’s major stockholder and an affiliate of Latitude), Wurzburg (a stockholder, an affiliate of both Textile and Girbaud Design), Olivier Bachellerie (a director of the Company), René Faltz (also a director of the Company) and the Company entered into a series of definitive agreements (“the Transaction”) pursuant to which:

●
The Amended and Restated Subordinated Security Promissory Note, dated as of December 30, 2004, by and between the Company (as borrower) and Textile (as purchaser and lender), was fully discharged and canceled such that the amount outstanding of approximately $2.9 million, including interest accrued through May 9, 2008, was converted into approximately 14.3 million newly issued shares of the Company’s common stock and sold at a conversion price of $0.20 per share in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”);

●
Textile and Messrs. Bachellerie and Faltz collectively purchased, in a private placement exempt from the registration requirements of the Securities Act, 10.0 million newly issued shares of the Company’s common stock at a price of $0.20 per share. The Company received $2.0 million for issuance of these shares;

I.C. Isaacs & Company, Inc.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

●
Textile, Wurzburg, Messrs. Bachellerie and Faltz, and the Company entered into an investor rights agreement whereby Textile, Wurzburg, Bachellerie and Faltz were granted certain registration rights, representation on the Board of Directors and other rights as set forth therein;

●
Mr. Robert S. Stec, Chief Executive Officer of the Company, purchased in a private placement exempt from the registration requirements of the Securities Act, 0.5 million newly issued and unregistered shares of the Company’s common stock.  The Company received $0.1 million for issuance of these shares;

●
The Girbaud Men’s Agreement, dated as of November 1, 1997, by and between Girbaud Design and I.C. Isaacs & Company, L.P., and the Girbaud Women’s Agreement, dated March 4, 1998, by and between Latitude and I.C. Isaacs & Company, L.P., were both amended  to defer the minimum royalty payments due in the months of February, March, April and May 2008.  These minimum royalty deferrals, totaling $1.5 million, will accrue interest at a rate of 10% per annum and will be payable no later than December 31, 2009;

●
It was also agreed that no cash bonuses will be paid in 2008 to the Company’s senior management nor will the Company issue any bonuses to senior management with respect to the Company’s financial performance in fiscal year 2008.  With the prior written consent of Textile, the Company may provide equity incentive compensation to its senior management in lieu of bonuses for fiscal year 2008;

●	Mr. Stec’s employment agreement was extended through December 2011.

While the Company believes this infusion of cash through the equity transactions, the expense deferrals and the amendment to the Credit Facility as discussed in Note 4, will be sufficient to meet its operating needs for 2008 to stabilize and grow the business, the Company cannot assure its investors that the cash infusion together with cash from operations will be sufficient to fund the Company’s operations for the next 12 months.

Going Concern

The accompanying interim consolidated condensed financial statements have been prepared assuming the Company will continue as a going concern.

2.  Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“the FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”).  This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements.  This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measure attribute.  Accordingly, this Statement does not require any new fair value measurements.  However, for some entities, the application of this Statement will change current practice.  This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The Company does not believe that SFAS 157 will have a material impact on its consolidated financial statements.

I.C. Isaacs & Company, Inc.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

    In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 (“SFAS 159”).  This Statement permits companies and non-profit organizations to make a one-time election to carry eligible types of financial assets and liabilities at fair value, even if fair value measurement is not required under GAAP.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  Early adoption is permitted if the decision to adopt the standard is made after issuance of the Statement but within 120 days after the first day of the fiscal year of adoption, provided no financial statements have yet been issued for any interim period and provided the requirements of SFAS 157, Fair Value Measurements, are adopted concurrently with SFAS 159.  The Company does not believe that it will adopt the provisions of this Statement.

In December 2007, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), Business Combinations (“SFAS 141R”), which applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  SFAS 141R may not be applied before that date.  SFAS 141R establishes principles and requirements for how the acquirer: (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree; (ii) recognizes and measures the goodwill acquired in the business combination or the gain from a bargain purchase; and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  Currently, the Company does not expect SFAS 141R to have a material impact on its results of operations and its financial condition.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements–an amendment to ARB No. 51 (“SFAS 160”).  SFAS 160 requires noncontrolling interests to be recognized as equity in the consolidated financial statements, separate from the parent’s equity.  In addition, net income attributable to the noncontrolling interests are to be included in consolidated net income.  SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest.  In addition, when a subsidiary is deconsolidated, the parent must recognize a gain or loss in net income, measured using the fair value of the noncontrolling equity investment on the deconsolidation date.  Expanded disclosures are also required regarding the interests of the parent and its noncontrolling interest.  SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  The Company does not expect SFAS 160 to have an impact on its consolidated financial statements.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”).  This statement changes the disclosure requirements for derivative instruments and hedging activities.  SFAS 161 requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivate instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008.  The Company does not expect SFAS 161 to have an impact on its consolidated financial statements.

I.C. Isaacs & Company, Inc.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”).  SFAS 162 provides that the Generally Accepted Accounting Principles hierarchy be included in the accounting literature established by FASB.  This statement is effective 60 days after the SEC’s approval of the Public Company Accounting Oversight Board amendments to AICPA Professional Standards AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.”  The Company does not expect SFAS 162 to have an impact on its consolidated financial statements.

In May 2008, the FASB issued SFAS No. 163 “Accounting for Financial Guarantee Insurance Contracts – an interpretation of FASB Statement No. 60” (“SFAS 163”).  SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation.  SFAS 163 is effective for fiscal years beginning after December 15, 2008 and all interim periods within those fiscal years.  The Company does not expect SFAS 163 to have an impact on its consolidated financial statements.

3. Inventories

Inventories consist of the following:	March 31, 2008	December 31, 2007
Work-in-process	$783,449	$506,132
Finished goods (net of reserves of $540,000 and $400,000)	3,580,931	3,261,520
	$4,364,380	$3,767,652

4. Debt

On April 21, 2008, the Company entered into a Third Amendment to the Credit Facility (the “Credit Facility Third Amendment” with Wachovia Bank, National Association (“Wachovia”).  In summary, the Credit Facility Third Amendment does the following:

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

●
imposes a fixed charge coverage ratio requirement at all times that the Company elects the second borrowing option above of not less than (i) 1.00 for the first three fiscal quarters of 2009 and (ii) 1.20 to 1.00 for each quarter thereafter;

●	sets the applicable margin through January 1, 2009 to 0.25% for Prime Rate Loans and 2.50% for LIBOR loans;

●	reduces the amount of capital expenditures the Company can incur for each fiscal year to $250,000 in 2008, $300,000 in 2009 and $500,000 for 2010 and each fiscal year thereafter;

I.C. Isaacs & Company, Inc.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

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

●
subordinated Textile’s rights under the note to the rights of Congress Financial Corporation (“Congress”) which was the provider of the accounts receivable and inventory based credit facility the Company was then using;

●	deferred the original note’s principal payments; and

●	extended the maturity date of the note until December 31, 2007.

In connection with the execution of the Credit Facility Second Amendment on November 13, 2007, the Company, Textile and Wachovia amended the Intercreditor and Subordination Agreement (the “Intercreditor and Subordination Agreement Amendment”) whereby, on and after January 1, 2009, the Company may make regularly scheduled payments of principal that, for the purposes hereof, shall include deferred note payments, with respect to the Replacement Note and interest thereon on an unaccelerated basis, in accordance with the terms of the Intercreditor and Subordination Agreement Amendment provided that the Company is in compliance with the covenants of the Second Amendment Credit Facility.  As a result of the November 2007 amendment, the payments on the subordinated note were deferred until January 2009.  As part of the Transaction that occurred on May 9, 2008, the Replacement Note and accrued interest was converted into approximately 14.3 million shares of the Company’s common stock.  In connection with this Amendment, of all the subordinated debt maturities, $300,000 were classified as a current liability and subordinated debt maturities of $1,803,461 and accrued interest of $743,349 were classified as a noncurrent liability at March 31, 2008.

5. Accrued Expenses

Accrued expenses consist of the following:	March 31, 2008	December 31, 2007
Royalties & other licensor obligations (Note 9)	$808,861	$466,851
Severance (Note 9)	366,062	872,014
Customer credit balances	336,743	239,653
Accrued rent expense	254,587	247,998
Accrued professional fees & legal	203,449	171,518
Property taxes	144,560	97,939
Accrued compensation & related withholdings	117,520	212,589
Sales commissions payable	39,303	33,127
	$2,271,085	$2,341,689

I.C. Isaacs & Company, Inc.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

6. Income Taxes

As of March 31, 2008 and 2007, the Company had net operating loss carry forwards for income tax reporting purposes of approximately $51,424,000 and $32,130,000, respectively, which represent deferred tax assets of approximately $20,214,000 and $12,630,000, respectively.  These net operating losses begin to expire in 2014.  The Company evaluates these net operating losses and the related valuation allowances both quarterly and annually.  The Company maintains a valuation allowance equal to the deferred tax asset, thereby recognizing a net deferred tax asset of zero.

 At March 31, 2008, the Company continued to determine that the more likely than not conditions for recognition of the deferred tax asset were no longer met and the Company recognized a valuation allowance equal to the deferred tax asset as of March 31, 2008 and therefore, did not recognize an income tax benefit for the first quarter of 2008 or 2007.

Net operating losses are subject to the ownership change limitations of the Internal Revenue Code Section 382 (“Sec 382”), whereby if the Company has a greater than 50% ownership change (as defined by Sec 382) the net operating loss will be limited for purposes of offsetting future taxable income.  In analyzing the ownership changes, management determined a greater than 50% change had occurred on May 9, 2008 and has determined that a limitation of the net operating loss exists.  The cumulative amount of the net operating losses expected to expire due to the limitation is approximately $46.4 million representing tax assets of approximately $18.2 million.  The remaining net operating losses not subject to Sec 382 limitations is approximately $6.7 million representing a deferred tax asset of approximately $2.6 million and may be used ratably, as allowed under Sec 382 over the next 20 years.

Because the net operating loss carryforwards had been reserved at the time of the ownership change, the Company expects to write down the deferred tax asset and the related reserve in the second quarter of 2008 by approximately $18.2 million.   No effect on the Company’s income is expected result from this write down.

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) effective January 1, 2007.  FIN 48 provides a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return.  The Company did not have any unrecognized tax benefits and there was no effect on the Company’s financial condition or results of operations as result of implementing FIN 48.

7. Loss Per Share

Loss per share is based on the weighted average number of shares of common stock and dilutive common stock equivalents outstanding. Basic loss per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period.   Diluted loss per share reflects the potential dilution of securities that could share in the earnings of an entity.  If the outstanding options and restricted stock were included in the dilutive loss per share, the result would be anti-dilutive.  Accordingly, basic and diluted net loss attributable to common stock per share are identical for the three months ended March 31, 2008 and 2007.  If included, the dilutive number of shares of common stock issuable in connection with stock options and restricted stock would total 115,231 and 417,033, respectively, in the three months ended March 31, 2008 and 2007.

I.C. Isaacs & Company, Inc.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

8. Stock Options and Stock-Based Compensation

Stock options, warrants and restricted stock (collectively, the “equity awards”)

Under the Company’s Amended and Restated Omnibus Stock Plan (the “Company Plan”), the Company may grant qualified and nonqualified stock options, stock appreciation rights, restricted stock or performance awards, payable in cash or shares of common stock, to selected employees. The Company reserved 2,200,000 shares of common stock for issuance under the Company Plan. These options have a maximum term of 10 years from the grant date.

Under the Company’s 2005 Non-Employee Directors’ Stock Option Plan (the “Directors’ Plan”), non-employee directors receive automatic grants of options to purchase common stock in amounts that are specified by the plan.  The exercise prices of all options granted under the Directors’ Plan are fixed at 100% of the market price of the common stock on each grant date.   The Company has reserved 450,000 shares of common stock for issuance under the Directors’ Plan.  These options have a maximum term of 10 years from the date of grant.

In June 2007, the Company’s Board of Directors (the “Board”) approved the I.C. Isaacs & Company, Inc. 2007 Stock Incentive Plan (the “2007 Plan”).  The 2007 Plan allows the Company to grant incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, unrestricted stock and performance shares.  Subject to certain adjustments contained in the 2007 Plan, the total number of shares of the Company’s common stock to which awards may be granted shall not exceed the sum of 600,000 shares.  The 2007 Plan will be administered by the Compensation Committee of the Board or such other committee designated by the Board.

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

I.C. Isaacs & Company, Inc.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

Following is a table of equity award activity for the three months ended March 31, 2008 and 2007, respectively:

Three Months Ended March 31, 2008	Omnibus Plan	Directors Plan	Warrants	2007 Plan	Total
Outstanding Options Beginning of Period	1,146,367	340,000	—	110,000	1,596,367
Options Granted	—	—	—	—	—
Options Exercised	—	—	—	—	—
Options Terminated	—	—	—	(5,000)	(5,000)
Outstanding Options End of Period	1,146,367	340,000	—	105,000	1,591,367

Vested Options	1,058,034	340,000	—	5,000	1,403,034

Three Months Ended March 31, 2007	Omnibus Plan	Directors Plan	Warrants	2007 Plan	Total
Outstanding Options Beginning of Period	1,191,367	225,000	250,000	—	1,666,367
Options Granted	—	—	—	—	—
Options Exercised	—	—	(208,333)	—	(208,333)
Options Terminated	(25,000)	—	(41,667)	—	(66,667)
Outstanding Options End of Period	1,166,367	225,000	—	—	1,391,367

Vested Options	1,018,034	225,000	—	—	1,243,034

Compesation expense associated with equity awards

Under SFAS No. 123(R), Share-Based Payment, compensation expense of $11,000 and $175,349 was recognized during the three months ended March 31, 2008 and 2007, respectively.

The Company records stock compensation expense over the vesting period, which is generally three years under both the Company Plan and the 2007 Plan, or at the grant date for options that vest immediately as provided under the Directors’ Plan.  As of March 31, 2008, the Company had approximately $120,000 of unrecognized compensation expense that is expected to be recognized over a weighted average period of approximately 2.1 years.  That expectation does not take into account the potential effects of equity awards that may be granted in subsequent periods.

9. Commitments and Contingencies

Girbaud Licensing Agreements

The Company has entered into two exclusive license agreements with Latitude to manufacture and market men’s and women’s apparel under the Girbaud brand and certain related trademarks.  On November 8, 2007, these agreements were amended to extend the term through December 31, 2014.  Both agreements as amended:

●	cover the territory comprising the United States, Puerto Rico and the U.S. Virgin Islands;

I.C. Isaacs & Company, Inc.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

●
provide for royalty payments to Latitude, subject to the annual minimum obligations  in the amounts of $3.0 million and $1.5 million for men’s and women’s license agreements, respectively, of 6.25% of net sales of regular licensed merchandise and 3.0% of certain irregular and closeout licensed merchandise;

●
provide for the expenditure of 3% of net sales in each of 2007, 2008 and 2009, subject to the minimum payment obligations of $700,000 and $600,000 for the men’s and women’s license agreements, respectively, on advertising and related expenses promoting Girbaud brand products for each.

On May 9, 2008, pursuant to the definitive agreements entered into by Textile (the Company’s major stockholder and an affiliate of Latitude), Wurzburg (a stockholder, an affiliate of both Textile and Girbaud Design and the assigned holder by Latitude of the Company’s licensing agreements), Olivier Bachellerie (a director of the Company), René Faltz (also a director of the Company) and the Company, the Girbaud Men’s Agreement and the Girbaud Women’s Agreement were both amended to defer the minimum royalty payments due in the months of February, March, April and May 2008.  These deferred royalty payments, which total $1.5 million, will accrue interest at a rate of 10% per annum and will be payable no later than December 31, 2009.

Legal Proceedings

In Walter Bud Nixson v. I.C. Isaacs & Co., Inc., pending before the Occupational Safety and Health Administration of the Department of Labor, a former independent sales representative, Nixson, asserts that he was terminated in violation of the whistleblower provision of the Sarbanes-Oxley Act of 2002.  Nixson claims economic damages in the amount of “in excess of $1.0 million,” $1.0 million in non-economic damages, exemplary damages, and reasonable costs and fees.  Separately, Nixson has filed a charge of discrimination with the Equal Employment Opportunity Commission asserting that the Company discriminated against him on the basis of his age when it terminated his employment.  The Company maintains that Nixson was terminated in connection with a reorganization of the Company’s sales force because of his inadequate performance and perceived inability to effectively market new strategic initiatives, and not as a consequence of discrimination or retaliation.  The Company intends to vigorously contest this matter.

Employment Agreements

The Company is party to an employment agreement with the CEO that provides for specified levels of compensation and certain other benefits.  This agreement as amended on May 9, 2008, expires on December 31, 2011.  It also provides for severance payments from the termination date through the expiration date under certain circumstances.

Severance

Peter J. Rizzo

In March 2007, the Audit Committee was authorized by the Board to negotiate the terms of a separation agreement between its then CEO and the Company.  On April 5, 2007, Peter J. Rizzo, the Company’s former CEO, resigned his positions as CEO and Chairman of the Board, and as a director of the Company.  The Company accrued severance expense of $613,000 as a result of the separation agreement.  The Company paid this amount over the period of October 2007 through April 2008.

As permitted by his employment agreement (dated December 9, 2003 and as amended on October 13, 2004), the 412,700 outstanding stock options previously granted to Mr. Rizzo immediately vested upon separation (to the extent not already vested); he had until April 2008 to exercise these options.  Mr. Rizzo forfeited his options as he did not exercise them by April 2008.

I.C. Isaacs & Company, Inc.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

Gregg A. Holst

On November 30, 2007, Gregg A. Holst, the Company’s former CFO, resigned.  The Company accrued severance expense of $315,000 as a result of this separation agreement.  The Company is paying this amount over the period of December 2007 through December 2008.

Restructuring Charges for Severance

During 2007, the Company restructured its operations and reduced its overall employee headcount at all levels.  The Company accounted for restructuring charges under the provisions SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities. The Company had accrued severance expense of approximately $0.6 million in the first three months of 2007 as a result of the resignation of the former Chief Executive Officer.

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

The Company uses the Black-Scholes option-pricing model to value compensation expense associated with equity awards (i.e., options and warrants). The expected term of equity awards granted is derived using a simplified method using an average of the vesting term and the contractual term.  The risk-free interest rate is based on the U.S. Treasury rates at the date of grant. The forfeiture rate is based on the past turnover experience of the Company.  Expected volatility is based on the historical volatility of the Company’s stock.

Results of Operations

The following table sets forth the percentage relationship to net sales of certain items in the Company's consolidated condensed financial statements for the periods indicated:

	Three Months Ended March 31,
	2008	2007
Net sales	100.0%	100.0%
Cost of sales	68.0	65.5
Gross profit	32.0	34.5
Selling expenses	40.3	16.2
License fees	20.6	7.7
Distribution and shipping expenses	7.1	4.2
General and administrative expenses	26.2	16.2
Severance	—	4.2
Operating loss	(62.2)%	(14.0)%

Executive Overview

The Company offers collections of men’s and women’s jeanswear and sportswear under the Marithé and François Girbaud designer brand (“Girbaud brand” or “Girbaud branded”) in the United States and Puerto Rico. The Company believes that the Girbaud brand is an internationally recognized designer label with a distinct European influence. Sales of Girbaud branded products accounted for all of the Company’s net sales in 2007 and thus far in 2008.

During 2007 and thus far in 2008, the nation’s struggling economy has caused disappointing sales results in the retail sector.  In connection with this trend, the Company’s overall net sales declined significantly in 2007 and 2008, and as a result of this decline, the Company reported a net loss of $3.4 million and $2.1 million during the three months ended March 31, 2008 and 2007, respectively.

To improve the Company’s financial performance, the Company has initiated the following:

●
The Company has taken steps to reduce its cost structures and improve the effectiveness of its organization.  The steps include headcount reduction through staff terminations, and attrition from 113 at March 31, 2007 to 71 at March 31, 2008.  The Company expects that these actions will result in annual cost savings of approximately $2.7 million.  Additionally, the Company reorganized its design organization and sales organization to improve efficiency.

●
In March 2008, the Company entered into an agreement to sell its Baltimore facility (approximately 35,000 square feet) for $0.9 million.  The agreement provides the buyer a 30-day feasibility period and 60 days thereafter to close the sale.  The buyer requested and the Company agreed to extend the feasibility period an additional 45 days.  The buyer provided the Company a $25,000 escrow deposit, which became non-refundable on May 29, 2008 when the feasibility period ended.  The agreement also provides that the Company can remain in the premises for a 90-day period (rent free) after the closing date with an optional 90-day rental period thereafter.  Once the sale is complete, the Company plans to find a suitable location (approximately 5,000 square feet) in the Baltimore area to move its Baltimore staff of approximately 20 people.  The Company anticipates a net gain of approximately $0.6 million and net proceeds of approximately $0.8 million after closing costs and broker commissions.  The net proceeds will be used to pay down any balances on the Company’s revolving line of credit.  The related net assets held for sale of the property (approximately $0.2 million) are not considered material and have not been separately stated in the financial statements.

During the first quarter of 2008, the Company continued to experience reduced sales and net losses due to the slow-moving retail market as a whole.  Cash used in operations from these losses, which totaled approximately $2.8 million, has been funded by the Company’s cash balances at the beginning of the year and the utilization of the revolving line of credit through the first three months of 2008.  Because the revolving line of credit is primarily based on accounts receivable generated by sales, resulting in excess availability of approximately $0.5 million at March 31, 2008, the Company had anticipated that it would require additional debt and/or equity financing by the end of April or May to meet its 2008 operating needs.  On May 9, 2008, Textile (the Company’s major stockholder and an affiliate of Latitude), Wurzburg (a stockholder, an affiliate of both Textile and Girbaud Design and the assigned holder by Latitude of the Company’s licensing agreements), Olivier Bachellerie (a director of the Company), René Faltz (also a director of the Company), Robert S. Stec (The Company’s Chief Operating Officer) and the Company entered into a series of definitive agreements (the “Transaction”) whereby they collectively invested approximately $2.1 million for 10.5 million newly issued and unregistered shares of the Company’s common stock, deferred payments of $1.5 million in minimum royalties until 2009 and converted approximately $2.9 million of the subordinated note and accrued interest outstanding due to the licensor into approximately 14.3 million newly issued and unregistered shares of the Company’s common stock.  In connection with the Transaction, Wachovia Bank National Association (“Wachovia”), the holder of the Company’s revolving line of credit, agreed to amend its agreement to assist the Company by offering adjustments to the borrowing base calculations to help provide cash availability to the Company.

Three Months Ended March 31, 2008 Compared to Three Months March 31, 2007

Net Sales and Gross Profit

Net sales decreased 61.3% to $5.5 million in the first quarter of 2008 from $14.2 million in the same period of 2007.  Net sales of the Girbaud men's product line decreased $7.3 million, or 59.4%, to $5.1 million and the Girbaud women's product line decreased $1.4 million, or 77.8%, to $0.4 million.

Gross profit decreased $3.2 million to $1.7 million in the first quarter of 2008 compared to $4.9 million in the same period of 2007.  Gross margin, or gross profit as a percentage of net sales, was 32.0% during the first quarter of 2008 compared to 34.5% for the same period of 2007.  The decrease in gross margin was attributable to the decrease in sales of goods sold at regular prices.

Gross units sold decreased to 0.3 million units in the first quarter of 2008 compared to 0.8 million units in the same period of 2007. Gross sales (sales before adjustment for returns and allowances) decreased 62.5% to $5.7 million in the first quarter of 2008 compared to $15.2 million in the same period of 2007. The related gross margins on these sales (unadjusted for returns and allowances) decreased $3.9 million to $1.9 million in the first quarter of 2008 from $5.8 million in the same period of 2007. Returns and allowances decreased to 5.3% of gross sales in the first quarter of 2008 from 6.6% in the same period of 2007.

The main contributing factors affecting gross sales, gross profit and gross margin were as follows:

●
Sales of goods sold at regular prices (including in-season promotional discounts) – Sales of goods sold at regular prices decreased $8.0 million to $4.3 million in the first quarter of 2008 (from $12.3 million in the same period of 2007).  Gross profit margin on these sales (before adjustments for returns and allowances) was 49.1% in the first quarter of 2008 compared to 46.6% in the same period of 2007.

●
Sales of goods sold at off-price liquidations to discount retail stores – Sales of goods sold at off-price liquidations decreased $1.5 million to $1.4 million in the first quarter of 2008 (from $2.9 million in the same period of 2007). Gross profit margin on these sales (before adjustments for returns and allowances) was a loss percentage of 11.5% in the first quarter of 2008 compared to a profit percentage of 1.1% in the same period of 2007.

Operating Expenses

Operating expenses decreased 23.2% to $5.1 million in the first quarter of 2008 from $6.9 million in the same period of 2007.  As a percentage of net sales, operating expenses increased to 96.4% in the first quarter of 2008 compared to 48.6% in the same period of 2007 mostly as a result of decreased sales.

Selling expenses decreased slightly to $2.2 million in the first quarter of 2008 compared to $2.3 million in the same period of 2007.  Selling department expenses remained relatively unchanged at $0.4 million in the first quarter of 2008 compared to the same period of 2007.  Depreciation expense decreased to $0.1 million in the first quarter of 2008 compared to $0.2 million in the same period of 2007.  The decrease was due to the store fixtures and show booth write-offs during 2007.   Design expenses decreased to $0.4 million in the first quarter of 2008 compared to $0.7 in the same period of 2007. This decrease was associated with a $0.2 million decrease in sample expense and a $0.1 million decrease in design salaries due to the 2007 reorganization.  Commission expense decreased to $0.2 million in the first quarter of 2008 compared to $0.5 million in the same period of 2007 as a result of decreased sales.  Advertising and promotional related expenses increased to $1.1 million in the first quarter of 2008 from $0.5 million in the same period of 2007 as a result of an increase in show expenses and print media as the Company increased its efforts to promote the Girbaud brand.

License fees remained unchanged at $1.1 million (representing minimum royalty requirements of the licensing agreements).   License fees as a percentage of net sales increased to 20.6% in the first quarter of 2008 from 7.7% in the same period of 2007 as a result of decreased sales.

Distribution and shipping expenses decreased to $0.4 million in the first quarter of 2008 from $0.6 million in the same period of 2007 as result of lower shipping expenses associated with the decrease in units shipped.

General and administrative expenses decreased $0.9 million to $1.4 million in the first quarter of 2008 from $2.3 million in the same period of 2007. The decrease was mainly attributable to a decrease in salary expense due to headcount reductions and a decrease in professional fees.

During the first quarter of 2007, the Company recorded an accrual of $0.6 million as a result of a severance agreement between the Company and its former chief executive officer who resigned from the Company on April 5, 2007.

Interest Expense, net

Interest expense, net remained relatively unchanged at $0.1 million in the first quarters of 2008 and 2007.

Other, net

During the first quarter of 2008, the Company recognized other income of approximately $0.1 million relating to a court award for its successful efforts in challenging the unauthorized use of the Girbaud trademark by an unrelated party.

Income Taxes

As of March 31, 2008 and 2007, the Company had net operating loss carry forwards for income tax reporting purposes of approximately $51,424,000 and $32,130,000, respectively, which represent deferred tax assets of approximately $20,214,000 and $12,630,000, respectively.  These net operating losses begin to expire in 2014.  The Company evaluates these net operating losses and the related valuation allowances both quarterly and annually.  The Company maintains a valuation allowance equal to the deferred tax asset, thereby recognizing a net deferred tax asset of zero.

 At March 31, 2008, the Company continued to determine that the more likely than not conditions for recognition of the deferred tax asset were no longer met and the Company recognized a valuation allowance equal to the deferred tax asset as of March 31, 2008 and therefore, did not recognize an income tax benefit for the first quarter of 2008 or 2007.

Net operating losses are subject to the ownership change limitations of the Internal Revenue Code Section 382 (“Sec 382”), whereby if the Company has a greater than 50% ownership change (as defined by Sec 382) the net operating loss will be limited for purposes of offsetting future taxable income.  In analyzing the ownership changes, management determined a greater than 50% change had occurred on May 9, 2008 and has determined that a limitation of the net operating loss exists.  The cumulative amount of the net operating losses expected to expire due to the limitation is approximately $46.4 million representing tax assets of approximately $18.2 million.  The remaining net operating losses not subject to Sec 382 limitations is approximately $6.7 million representing a deferred tax asset of approximately $2.6 million and may be used ratably, as allowed under Sec 382 over the next 20 years.

Because the net operating loss carryforwards had been reserved at the time of the ownership change, the Company expects to write down the deferred tax asset and the related reserve in the second quarter of 2008 by approximately $18.2 million.   No effect on the Company’s income is expected result from this write down.

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) effective January 1, 2007.  FIN 48 provides a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return.  The Company did not have any unrecognized tax benefits and there was no effect on the Company’s financial condition or results of operations as result of implementing FIN 48.

Liquidity and Capital Resources

The Company has relied primarily on asset-based borrowings, trade credit and internally generated funds to finance its operations. Accounts receivable increased $0.9 million to $3.4 million at March 31, 2008 from $2.5 million at December 31, 2007.  Inventory increased $0.6 million to $4.4 million at March 31, 2008 from $3.8 million at December 31, 2007. Accounts payable and accrued liabilities increased $1.9 million to $5.8 million at March 31, 2008 from $3.9 million at December 31, 2007.  Cash and cash equivalents held by the Company decreased $1.1 million to $0.1 million at March 31, 2008 from $1.2 million at December 31, 2007. Working capital decreased $3.4 million to $0.7 million at March 31, 2008 from $4.1 million at December 31, 2007.  The decrease in working capital, as well as the increase in accounts payable and accrued liabilities, were directly attributable to the decreases in sales and related gross profit during 2008 from the prior year.

Cash Flows

Cash used in operations totaled $2.8 million for the first three months of 2008 compared to cash provided by operations of $3.5 million for the same period of 2007.  The change in cash related to operating was mainly attributed to the slow-moving sales during the first quarter of 2008.  Cash used in investing activities was $0.3 million and $0.2 million in the first three months of 2008 and 2007, respectively, and was attributable to capital expenditures.  Cash provided by financing activities was $2.0 million for the first three months of 2008 compared to cash used in financing activities of $3.2 million for the first three months of 2007. The change is due to the Company having to borrow against its Credit Facility to meet operating needs during the first quarter of 2008.

Accounts receivable increased $0.9 million from December 31, 2007 to March 31, 2008 compared to a decrease of $2.7 million from December 31, 2006 to March 31, 2007.  Inventory increased $0.6 million from December 31, 2007 to March 31, 2008 compared to a decrease of $3.2 million from December 31, 2006 to March 31, 2007.  Net borrowings on its Credit Facility were $1.8 million from December 31, 2007 to March 31, 2008, compared to net payments on the Credit Facility of $3.4 million from December 31, 2006 to March 31, 2007.    The Company has not made any payments on the subordinated note during 2008 or 2007.

Credit Facilities and Subordinated Note

On December 30, 2004, the Company entered into a three-year credit facility (the “Credit Facility”) with Wachovia Bank, National Association (“Wachovia”).  The Company has since entered into two amendments to this Credit Facility. The Credit Facility provided that the Company could borrow, using as collateral, up to 85% of eligible accounts receivable and a portion of eligible inventory, both as defined by the amended Credit Facility.  Borrowings under the Credit Facility were not to exceed $25.0 million ($15.0 million as amended), including outstanding letters of credit which were limited to $8.0 million at any one time.  At the Company’s option, the interest rates at which it borrows funds under the Credit Facility can be tied to an applicable prime rate or the LIBOR rate in effect at the time when each loan is made. At March 31, 2008, borrowings under the Credit Facility were approximately $1.9 million and availability in excess of these borrowings was approximately $0.9 million.

At March 31, 2008, the Company owed approximately $2.8 million to Textile Investment International S.A. (“Textile”); an affiliate of Latitude Licensing Corp. (“Latitude”), the licensor of Girbaud Marks to the Company, pursuant to the terms of an amended and restated note in the original principal amount of approximately $6.6 million bearing interest at a rate of 8% per annum.  Textile’s rights to receive payments under the note are subordinated to Wachovia’s rights under the Credit Facility.

On November 13, 2007, the Company entered into a Second Amendment to the Credit Facility (the “Second Amendment Credit Facility”) with Wachovia.  In connection with this amendment, the Company, Textile and Wachovia amended the Intercreditor and Subordination Agreement (the “Intercreditor and Subordination Agreement Amendment”) whereby, on or after January 1, 2009, the Company may make regularly scheduled payments of principal that, for the purposes hereof, shall include deferred note payments, with respect to the Replacement Note and interest thereon on an unaccelerated basis, in accordance with the terms of the Intercreditor and Subordination Agreement Amendment provided that the Company is in compliance with the covenants of the Credit Facility Second Amendment.  In connection with this Amendment, of all the subordinated debt maturities, $300,000 were classified as a current liability and subordinated debt maturities of $1,803,461 and accrued interest of $743,350 were classified as a noncurrent liability at March 31, 2008.

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

During the first quarter of 2008, the Company continued to experience reduced sales and net losses due to a slow-moving retail market as a whole despite the Company's receipt of positive feedback from several department store retailers regarding its current line.  Cash used in operations from these losses, which totaled approximately $2.8 million, has been funded by the Company’s cash balances at the beginning of the year and the utilization of the revolving line of credit through the first three months of 2008.  Because the revolving line of credit is primarily based on accounts receivable generated by sales resulting in excess availability of approximately $0.9 million at March 31, 2008, the Company had anticipated that it would require additional financing by the end of April or May to meet its 2008 operating needs.

As previously stated, the Company was dependant on receiving additional debt and/or equity financing to meet its 2008 operating needs.  Accordingly, on May 9, 2008, Textile (the Company’s major stockholder and an affiliate of Latitude), Wurzburg (a stockholder, an affiliate of both Latitude and Girbaud Design and the assigned holder, by Latitude, of the Company’s licensing agreements), Olivier Bachellerie (a director of the Company), René Faltz (also a director of the Company) and the Company entered into a series of definitive agreements (the “Transaction”) pursuant to which:

●
The Amended and Restated Subordinated Secured Promissory Note, dated as of December 30, 2004, by and between the Company (as borrower) and Textile (as purchaser and lender), was fully discharged and cancelled such that approximately $2.9 million, including interest accrued through May 9, 2008, was converted into approximately 14.3 million newly issued shares of the Company’s common stock and sold at a conversion price of $0.20 per share in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”);

●
Textile Messrs. Bachellerie and Faltz, collectively purchased, in a private placement exempt from the registration requirements of the Securities Act, 10.0 million newly issued shares of the Company’s common stock at a conversion price of $0.20 per share.  The Company received $2.0 million for issuance of these shares;

●
Textile, Wurzburg, Messrs. Bachellerie and Faltz, and the Company entered into an investor rights agreement whereby Textile, Wurzburg, and Messrs. Bachellerie and Faltz were granted certain registration, representation on the Board of Directors and other rights as set forth therein;

●
Mr. Robert S. Stec, the Company’s Chief Executive Officer, purchased in a private placement exempt from the registration requirements of the Securities Act, 0.5 million newly issued and unregistered shares of the Company’s common stock at a conversion price of $0.20 per share.  The Company received $0.1 million for issuance of these shares;

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

●
The Company agreed that no bonus payments will be paid in 2008 to its senior management, nor will the Company issue any bonus payments to its senior management with respect to the Company’s financial performance in fiscal year 2008.  With the prior written consent of Textile, the Company may provide equity incentive compensation to senior management in lieu of bonuses for fiscal year 2008; and

●	Mr. Stec’s employment agreement was extended through December 2011.

The Company is currently evaluating the accounting for the Transaction in order to determine whether any charge will be required to be recorded in its second quarter of 2008 financial statements.

In connection with the Transaction, the Company, amended its three-year Credit Facility, dated as of December 30, 2004, as amended (the “Credit Facility”), with Wachovia Bank National N.A. (“Wachovia”).  On April 20, 2008, the Company entered into a Third Amendment to the Credit Facility (the “Credit Facility Third Amendment”) with Wachovia.  The Credit Facility Third Amendment provides for the following:

●
offers two additional borrowing options from which the Company may elect.  Under the first option, the Company may borrow up to 85% of eligible accounts receivable and a portion of eligible inventory (not to exceed $500,000) minus reserves (both as defined by the Credit Facility Third Amendment), as designated by Wachovia.  This option was available to the Company until the earlier of May 30, 2008 and the consummation of the Transaction, which consummation occurred on May 9, 2008.  As such, the first option is no longer available to the Company.  Under the second option, the Company may borrow up to 85% of eligible accounts receivable and a portion of eligible inventory (not to exceed $8.0 million) minus reserves, as designated by Wachovia.  The Company must maintain excess availability of $1.5 million ($1.0 million if certain ratios are met) under this second option.  This option became available following the consummation of the Transaction;

●
imposes a fixed charge coverage ratio requirement at all times that the Company elects the second borrowing option of not less than (i) 1.00 for the first three fiscal quarters of 2009 and (ii) 1.20 to 1.00 for each fiscal quarter thereafter;

●	sets the applicable margin through January 1, 2009 to 0.25% for Prime Rate loans and 2.50% for LIBOR loans;

●	reduces the amount of capital expenditures the Company can incur for each fiscal year to $250,000 for 2008, $300,000 for 2009, and $500,000 for 2010 and each fiscal quarter thereafter;

●	limits the Company from entering into any lease or rental payments exceeding $175,000 in any 12 month period; and

●
requires the proceeds from the potential sale of the Company’s Baltimore facility to be used to pay down any existing loans on the revolving line of credit and to establish a reserve of such amount on all borrowing base options until 2009 and if the Company must meet certain fixed charge coverage ratios.

While the Company believes this infusion of cash through equity transactions, the expense deferrals and the amendment of the Credit Facility will be sufficient to meet its operating needs of 2008 to stabilize and grow the business, the Company cannot assure its investors that this cash infusion together with cash from operations will be sufficient to fund the Company’s operations for the next 12 months.

The Company extends credit to its customers. Accordingly, the Company may have significant risk in collecting accounts receivable from its customers. The Company has credit policies and procedures which it uses to minimize exposure to credit losses. The Company's collection personnel regularly contact customers with receivable balances outstanding beyond 30 days to expedite collection. If these collection efforts are unsuccessful, the Company may discontinue merchandise shipments until the outstanding balance is paid. Ultimately, the Company may engage an outside collection organization to collect past due accounts. Timely contact with customers has been effective in reducing credit losses. For the three month period ending March 31, 2008, the Company’s account receivable write-offs were $0.2 million compared to $0.1 million at March 31, 2007.  As a percentage of net sales, write-offs were 3.5% and 0.9% for the three months ended March 31, 2008 and 2007, respectively.

Backlog and Seasonality

The Company's business is impacted by the general seasonal trends that are characteristic of the apparel and retail industries.  The Company generally receives orders for its products three to five months prior to the time the products are delivered to stores.  The Company had unfilled orders of $3.3 million at March 31, 2008 compared to $12.2 million at March 31, 2007.  The backlog of orders at any given time is affected by a number of factors, including seasonality, weather conditions, scheduling of manufacturing and shipment of products.   Because the time of the shipment of products may vary from year to year, the results for any particular quarter may not be indicative of the results for the comparable quarter of another year or for the full year.

Limited Dependence on Certain Customers

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of trade accounts receivable. The Company's customer base is not concentrated in any specific geographic region, but is concentrated in the retail industry.  For the three months ended March 31, 2008 and 2007, the Company had one customer who accounted for 14.8% and 16.8% of net sales, respectively.  As of March 31, 2008 and 2007, the Company had one customer who accounted for 18.4% and 19.0% of trade accounts receivable, respectively.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

 Item 4T. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.  In addition, the disclosure controls and procedures ensure that information required to be disclosed is accumulated and communicated to management, including the Chief Executive Officer and Interim Principal Financial Officer, allowing timely decisions regarding required disclosure.  As of the end of the period covered by this Report, based on an evaluation carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Interim Principal Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as such terms are defined in Rules 13a-15(e) and 15(d)-15(e) of the Exchange Act), the Chief Executive Officer and Interim Principal Financial Officer have concluded that the Company’s disclosure controls and procedures were ineffective as of the end of the period covered by this Report.

In connection with the preparation of this the form 10-K in May 2008, management identified a material weakness due to insufficient resources in the accounting and finance department resulting in ineffective review, monitoring and analysis of schedules, reconciliations and consolidated financial statements.

A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.  In connection with the preparation of the interim consolidated condensed financial statements for the three months ended March 31, 2008, management identified deficiencies in the design or operation of our internal controls that it considers to be a material weakness in the effectiveness of internal controls over financial reporting pursuant to rules or regulations established by the SEC.

The Company’s management and Audit Committee are continuing to access the necessary resources required to properly prepare and review the financial statements.  The resources being reviewed include additional staffing and/or identifying outside consultants to assist management in the preparation of the consolidated financial statements.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings

In Walter Bud Nixson v. I.C. Isaacs & Co., Inc., pending before the Occupational Safety and Health Administration of the Department of Labor, a former independent sales representative, Nixson, asserts that he was terminated in violation of the whistleblower provision of the Sarbanes-Oxley Act of 2002. Nixson claims economic damages in an amount "in excess of $1.0 million," $1.0 million in non-economic damages, exemplary damages, and reasonable costs and fees.  Separately, Nixson has filed a charge of discrimination with the Equal Employment Opportunity Commission asserting that the Company discriminated against him on the basis of his age when it terminated his employment.  The Company maintains that Nixson was terminated in connection with a reorganization of the Company's sales force because of his inadequate performance and perceived inability to effectively market new strategic initiatives, and not as a consequence of discrimination or retaliation.  The Company intends to vigorously contest Nixson's allegations.

Item 1A.  Risk Factors.

Not applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Exhibit Description
10.1
Agreement of Purchase and Sale, dated March 14, 2008, between I.C. Isaacs & Company Limited Partnership and D&R Realty II, LLC (a copy of which was filed with the SEC on March 27, 2008 as Exhibit 10.1 to the Company’s Current Report on Form 8-K, and is hereby incorporated by this reference).

10.2
Conversion Agreement, dated May 9, 2008, by and between I.C. Isaacs & Company, Inc., as borrower and seller, and Textile Investment International S.A., as lender and purchaser (a copy of which was filed with the SEC on May 12, 2008 as Exhibit 10.1 to the Company’s Current Report on Form 8-K, and is hereby incorporated by this reference).

10.3
Debt Forgiveness Agreement, dated May 9, 2008, by and between I.C. Isaacs & Company, Inc., as borrower, and Textile Investment International S.A., as lender (a copy of which was filed with the SEC on May 12, 2008 as Exhibit 10.2 to the Company’s Current Report on Form 8-K, and is hereby incorporated by this reference).

10.4
Stock Purchase Agreement, dated May 9, 2008, by and among I.C. Isaacs & Company, Inc., Textile Investment International S.A., Olivier Bachellerie and René Faltz (a copy of which was filed with the SEC on May 12, 2008 as Exhibit 10.3 to the Company’s Current Report on Form 8-K, and is hereby incorporated by this reference).

10.5
Investor Rights Agreement, dated May 9, 2008, by and between I.C. Isaacs & Company, Inc., Textile Investment International S.A., Wurzburg Holdings S.A., Olivier Bachellerie and René Faltz (a copy of which was filed with the SEC on May 12, 2008 as Exhibit 10.4 to the Company’s Current Report on Form 8-K, and is hereby incorporated by this reference).

10.6
Stock Purchase Agreement, dated May 9, 2008, by and among I.C. Isaacs & Company, Inc. and Robert S. Stec (a copy of which was filed with the SEC on May 12, 2008 as Exhibit 10.5 to the Company’s Current Report on Form 8-K, and  is hereby incorporated by this reference).

10.7
Amendment No. 11, dated May 9, 2008, to the Trademark and License and Technical Assistance Agreement Covering Men’s Collections, by and between Latitude Licensing Corp. and I.C. Isaacs & Company L.P. (a copy of which was filed with the SEC on May 12, 2008 as Exhibit 10.6 to the Company’s Current Report on Form 8-K and is hereby incorporated by this reference).

10.8
Amendment No. 13, dated May 9, 2008, to the Trademark and License and Technical Assistance Agreement Covering Women’s Collections, by and between Latitude Licensing Corp. and I.C. Isaacs & Company L.P. (a copy of which was filed with the SEC on May 12, 2008 as Exhibit 10.7 to the Company’s Current Report on Form 8-K and is hereby incorporated by this reference).

10.9
Employment Agreement, dated May 9, 2008, between Robert S. Stec and I.C. Isaacs & Company, Inc. (a copy of which was filed with the SEC on May 12, 2008 as Exhibit 10.8 to the Company’s Current Report on Form 8-K and is hereby incorporated by this reference).

10.10
Amendment and Restated Licensor Agreement, dated May 8, 2008, among Latitude Licensing Corp., Wachovia Bank, National Association and I.C. Isaacs & Company, L.P. (a copy of which was filed with the SEC on May 12, 2008 as Exhibit 10.9 to the Company’s Current Report on Form 8-K and is hereby incorporated by this reference).

10.11
Third Amendment to the Loan and Security Agreement, dated April 21, 2008 by and among I.C. Isaacs & Company, L.P., I.C. Isaacs & Company, Inc., Isaacs Design, Inc. and Wachovia Bank, National Association (a copy of which was filed with the SEC on May 12, 2008 as Exhibit 10.10 to the Company’s Current Report on Form 8-K and is hereby incorporated by this reference).

31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification Pursuant to Section 1350 of chapter 63 of Title 18 of the United States Code.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

I.C. Isaacs & Company, Inc.
Dated: June 18, 2008	By:	/s/ Robert S. Stec
Robert S. Stec, Chief Executive Officer

Dated: June 18, 2008	By:	/s/ Timothy J. Tumminello
Timothy J. Tumminello, Interim Principal Financial Officer

Exhibit Index
Exhibit No.	Exhibit Description
10.1
Agreement of Purchase and Sale, dated March 14, 2008, between I.C. Isaacs & Company Limited Partnership and D&R Realty II, LLC (a copy of which was filed with the SEC on March 27, 2008 as Exhibit 10.1 to the Company’s Current Report on Form 8-K, and is hereby incorporated by this reference).

10.2
Conversion Agreement, dated May 9, 2008, by and between I.C. Isaacs & Company, Inc., as borrower and seller, and Textile Investment International S.A., as lender and purchaser (a copy of which was filed with the SEC on May 12, 2008 as Exhibit 10.1 to the Company’s Current Report on Form 8-K, and is hereby incorporated by this reference).

10.3
Debt Forgiveness Agreement, dated May 9, 2008, by and between I.C. Isaacs & Company, Inc., as borrower, and Textile Investment International S.A., as lender (a copy of which was filed with the SEC on May 12, 2008 as Exhibit 10.2 to the Company’s Current Report on Form 8-K, and is hereby incorporated by this reference).

10.4
Stock Purchase Agreement, dated May 9, 2008, by and among I.C. Isaacs & Company, Inc., Textile Investment International S.A., Olivier Bachellerie and René Faltz (a copy of which was filed with the SEC on May 12, 2008 as Exhibit 10.3 to the Company’s Current Report on Form 8-K, and is hereby incorporated by this reference).

10.5
Investor Rights Agreement, dated May 9, 2008, by and between I.C. Isaacs & Company, Inc., Textile Investment International S.A., Wurzburg Holdings S.A., Olivier Bachellerie and René Faltz (a copy of which was filed with the SEC on May 12, 2008 as Exhibit 10.4 to the Company’s Current Report on Form 8-K, and is hereby incorporated by this reference).

10.6
Stock Purchase Agreement, dated May 9, 2008, by and among I.C. Isaacs & Company, Inc. and Robert S. Stec (a copy of which was filed with the SEC on May 12, 2008 as Exhibit 10.5 to the Company’s Current Report on Form 8-K, and  is hereby incorporated by this reference).

10.7
Amendment No. 11, dated May 9, 2008, to the Trademark and License and Technical Assistance Agreement Covering Men’s Collections, by and between Latitude Licensing Corp. and I.C. Isaacs & Company L.P. (a copy of which was filed with the SEC on May 12, 2008 as Exhibit 10.6 to the Company’s Current Report on Form 8-K and is hereby incorporated by this reference).

10.8
Amendment No. 13, dated May 9, 2008, to the Trademark and License and Technical Assistance Agreement Covering Women’s Collections, by and between Latitude Licensing Corp. and I.C. Isaacs & Company L.P. (a copy of which was filed with the SEC on May 12, 2008 as Exhibit 10.7 to the Company’s Current Report on Form 8-K and is hereby incorporated by this reference).

10.9
Employment Agreement, dated May 9, 2008, between Robert S. Stec and I.C. Isaacs & Company, Inc. (a copy of which was filed with the SEC on May 12, 2008 as Exhibit 10.8 to the Company’s Current Report on Form 8-K and is hereby incorporated by this reference).

10.10
Amendment and Restated Licensor Agreement, dated May 8, 2008, among Latitude Licensing Corp., Wachovia Bank, National Association and I.C. Isaacs & Company, L.P. (a copy of which was filed with the SEC on May 12, 2008 as Exhibit 10.9 to the Company’s Current Report on Form 8-K and is hereby incorporated by this reference).

10.11
Third Amendment to the Loan and Security Agreement, dated April 21, 2008 by and among I.C. Isaacs & Company, L.P., I.C. Isaacs & Company, Inc., Isaacs Design, Inc. and Wachovia Bank, National Association (a copy of which was filed with the SEC on May 12, 2008 as Exhibit 10.10 to the Company’s Current Report on Form 8-K and is hereby incorporated by this reference).

31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification Pursuant to Section 1350 of chapter 63 of Title 18 of the United States Code.

* Filed herewith.

Dated: