Form 10-K/A
period 2007-12-31
IC ISAACS & CO INC
filed 2008-08-19
CIK 1041179

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

EXPLANATORY NOTE

I.C. Isaacs & Company, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (the “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2007, originally filed with the Securities and Exchange Commission on May 16, 2008 (the “Original Report”), to amend the disclosure of the Company's controls and procedures.

The Amendment does not amend, update, or change any other items or disclosures contained in the Original Report.

ITEM 9A(T) CONTROLS AND PROCEDURES

This Report includes the certification of our Chief Executive Officer and Interim Principal Financial Officer required by rule 13a-14 of the Exchange Act of 1934. See Exhibits 31.1 and 31.2. This Item 9A(T) includes information concerning the controls and control evaluations referred to in those certifications.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that the information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the management, including the Chief Executive Officer and the Interim Principal Financial Officer, to allow timely decisions regarding required disclosures.

In connection with the preparation of this Report, our management, under the supervision and with the participation of our Chief Executive Officer and Interim Principal Financial Officer, conducted an evaluation of the effectiveness of the design and operation of disclosure controls and procedures as of the end of the period covered by this Report. Based on the evaluation, the Chief Executive Officer and Interim Principal Financial Officer concluded that our disclosure controls and procedures have not been operating effectively as of the end of the period covered by this Report.

In connection with the preparation of this Report, management identified a material weakness due to insufficient resources in the accounting and finance department resulting in ineffective review, monitoring and analysis of schedules, reconciliations and consolidated financial statements.

Management’s Report on Internal Control over Financial Reporting

Management’s Responsibility

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

Management’s Assessment

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

A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.  In connection with the preparation of the consolidated financial statements for the year ended December 31, 2007, management identified deficiencies in the design or operation of our internal controls that it considers to be a material weakness in the effectiveness of internal controls over financial reporting pursuant to rules or regulations established by the SEC, and management has concluded that its internal control over financial reporting was ineffective for the year ended December 31, 2007.

The Company’s management and Audit Committee are assessing the necessary resources required to properly prepare and review the financial statements.  The resources being reviewed include additional staffing and/or identifying outside consultants to assist management in the preparation of the financial statements.  The Company plans to utilize an outside consulting firm to review the preliminary drafts of future financial statements to assist management in identifying possible errors or omissions in the reporting and disclosure of the Company’s financial statements prior to presentation to its independent auditing firm and subsequent filing with the SEC.

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